Form 10-Q
period 1997-09-30
AT HOME CORP
filed 1997-11-14
CIK 1020620

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                         _____________________________

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997.

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO
     ___________.

                      COMMISSION FILE NUMBER:  000-22697

                              AT HOME CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                           77-0408542
   (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYEE  IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)

                              425 BROADWAY STREET
                            REDWOOD CITY, CA  94063
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:    (650) 569-5000

FORMER NAME, FORMER ADDRESS, AND FORMER YEAR, IF CHANGED SINCE LAST REPORT: NOT
                                  APPLICABLE

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                       YES       X                 NO __
                                 -

THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK, $0.01 PAR VALUE, OUTSTANDING AS OF OCTOBER 31, 1997: 88,240,810 SHARES OF SERIES A COMMON STOCK, 15,400,000 SHARES OF SERIES B COMMON STOCK, AND 14,877,660 SHARES OF SERIES K COMMON STOCK.

================================================================================

                              AT HOME CORPORATION

                                     INDEX

                                                                            Page
PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets-September 30, 1997
          and December 31, 1996                                             3

          Condensed Consolidated Statements of Operations-Three and Nine
          months ended September 30, 1997 and 1996                          4

          Condensed Consolidated Statements of Cash Flows-Nine
          months ended September 30, 1997 and 1996                          5

          Notes to Condensed Consolidated Financial Statements              6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         8

Item 3.   Quantitative and Qualitative Disclosures about Market Risk       17


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                18

Item 2.   Change in Securities and Use of Proceeds                         18

Item 5.   Other Information                                                19

Item 6.   Exhibits and Reports on Form 8-K                                 19

Signatures                                                                 20

PART I.

ITEM 1.  FINANCIAL STATEMENTS

                              AT HOME CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)
                                  (Unaudited)

                                                              September 30,   December 31,
                                                                   1997           1996
                                                            ------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                        $ 59,046       $  9,709
  Short-term cash investments                                        73,639          7,061
                                                            ------------------------------
    Total cash, cash equivalents and
       short-term cash investments                                  132,685         16,770
  Accounts receivable                                                   714            164
  Accounts receivable - related parties                                 530            640
  Other current assets                                                2,903            741
                                                            ------------------------------
Total current assets                                                136,832         18,315
Property, equipment and improvements, net                            29,577         14,328
Other assets                                                          1,676            745
                                                            ------------------------------
Total assets                                                       $168,085       $ 33,388
                                                            ==============================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                 $  2,186       $  1,946
  Accounts payable - related parties                                    887          1,482
  Accrued compensation and related expenses                             599            248
  Other accrued liabilities                                           7,418            885
  Current portion of capital lease obligations                        9,912          3,181
                                                            ------------------------------
Total current liabilities                                            21,002          7,742
Capital lease obligations, less current portion                      14,257          5,654

Other long-term liabilities                                           1,779          1,675
Commitments and contingencies

Stockholders' equity:
  Preferred Stock                                                      ----         44,993
  Common Stock                                                      198,074          1,035
  Notes receivable from stockholders                                   (335)          (170)
  Deferred compensation                                              (4,725)          (272)
  Accumulated deficit                                               (61,967)       (27,269)
                                                            ------------------------------
Total stockholders' equity                                          131,047         18,317
                                                            ------------------------------
Total liabilities and stockholders' equity                         $168,085       $ 33,388
                                                            ==============================

See accompanying notes.

                              AT HOME CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                               Three Months Ended September 30,    Nine Months Ended September 30,
                                                               --------------------------------    -------------------------------
                                                                      1997             1996             1997              1996
                                                               ----------------    -------------   -------------      -----------
Revenues (1)                                                           $  1,907         $    141        $  3,737        $     141

Costs and expenses:
           Operating costs                                                6,203            1,968          15,368            3,749
           Product development and engineering                            3,137            1,918           8,411            4,724
           Sales and marketing                                            2,937            1,855           8,815            3,975
           General and administrative                                     2,861            1,858           7,521            3,593
                                                               ----------------    -------------   -------------      -----------

                                 Total costs and expenses                15,138            7,599          40,115           16,041
                                                               ----------------    -------------   -------------      -----------

Loss from operations                                                    (13,231)          (7,458)        (36,378)         (15,900)

Interest income, net                                                      1,337              212           1,680              375
                                                               ----------------    -------------   -------------      -----------

Net loss                                                               $(11,894)        $ (7,246)       $(34,698)       $ (15,525)
                                                               ================    =============   =============      ===========

Pro forma net loss per share                                           $  (0.10)        $  (0.07)       $  (0.31)       $   (0.14)
                                                               ================     ============   =============      ===========

Pro forma shares used in per share calculations                         116,645          110,065         112,258          110,065
                                                               ================    =============   =============      ===========
-------------------------------
(1) Revenues from related parties                                     $     739         $    132        $  2,087        $     132


See accompanying notes.

                              AT HOME CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                            Nine Months Ended September 30,
                                                                                     ---------------------------------------------
                                                                                             1997                      1996
                                                                                     --------------------        -----------------
Cash used in operating activities
     Net loss                                                                                  $  (34,698)                $(15,525)

     Adjustments to reconcile net loss to cash used in operating activities:
          Amortization of deferred compensation                                                       804                       29
          Depreciation and amortization                                                             5,311                      787
          Change in assets and liabilities:
               Accounts receivable, including related parties                                        (440)                    (174)
               Other assets                                                                        (1,794)                     106
               Accounts payable                                                                      (355)                   2,359
               Accrued compensation and related expenses                                              351                      131
               Other accrued liabilities                                                            6,533                      949
               Other long-term liabilities                                                            104                      550
                                                                                     --------------------        -----------------
Cash (used in) operating activities                                                               (24,184)                 (10,788)

Cash (used in) investing activities
     Purchase of short-term cash investments                                                      (74,644)                  (6,959)
     Sales and maturities of short-term cash investments                                            8,066                     ----
     Purchase of property, equipment and improvements                                              (7,678)                  (7,299)
                                                                                     --------------------        -----------------
Cash (used in) investing activities                                                               (74,256)                 (14,258)

Cash provided by financing activities
     Net proceeds from issuance of convertible preferred stock                                     46,528                   35,025
     Net proceeds from issuance of common stock                                                    99,919                      198
     Proceeds from capital lease financing                                                          5,630                    1,500
     Payments on capital lease obligations                                                         (4,477)                     (54)
     Repayments of notes receivable from stockholders                                                 177                     ----
                                                                                     --------------------        -----------------
Cash provided by financing activities                                                             147,777                   36,669

                                                                                     --------------------        -----------------
Net increase  in cash and cash equivalents                                                         49,337                   11,623

Cash and cash equivalents, beginning of period                                                      9,709                    6,906

                                                                                     --------------------        -----------------
Cash and cash equivalents, end of period                                                       $   59,046                 $ 18,529
                                                                                     ====================        =================

Supplemental disclosures
     Interest paid                                                                             $      579                 $     29
                                                                                     ====================        =================
     Acquisition of equipment under capital leases                                             $   12,882                 $  3,597
                                                                                     ====================        =================
     Financing of acquisition of other assets                                                  $    1,299                 $   ----
                                                                                     ====================        =================
     Notes receivable from stockholders issued in
       connection with exercise of stock options
       and restricted stock purchases                                                          $      342                 $    133
                                                                                     ====================        =================

See accompanying notes.

                              AT HOME CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, include the accounts of At Home Corporation, and it's wholly owned subsidiary (collectively, the "Company"). These unaudited condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. Operating results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1997. For further information, refer to the consolidated financial statements and notes thereto, included in the Company's Prospectus dated July 11, 1997 filed as part of a Registration Statement on Form S-1 (Registration No. 333-27323), as amended).

Note 2. Stockholders' Equity

In July, 1997, the Company completed its initial public stock offering and issued 10,350,000 shares (including 1,350,000 shares issued in connection with the exercise of the underwriters' over-allotment option) of its Common Stock to the public at a price of $10.50 per share. The Company received net proceeds of approximately $99.9 million in cash. Concurrent with the initial public offering, each outstanding share of the Company's Preferred Stock was automatically converted into twenty shares of Common Stock.

Note 3. Pro Forma Net Loss Per Share

Except as noted below, pro forma net loss per share is computed using the weighted average number of common shares outstanding and also gives effect to the assumed conversion of all outstanding shares of convertible preferred stock into common stock upon the closing of the Company's initial public offering (using the as-if-converted method). Common equivalent shares are excluded from the computation as their effect is antidilutive, except that pursuant to applicable Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares (from stock options and warrants) issued during the period commencing twelve months prior to the initial filing date of the initial public offering at prices below the public offering price have been included in the calculation as if they were outstanding for all periods presented prior to the initial filing date (using the treasury stock method).

Note 4. Impact of Recently Issued Accounting Standards

In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FAS") No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. This statement is effective for financial statements issued for periods ending after December 15, 1997. Under the new requirements, primary earnings per share (referred to as basic earnings per share under the new pronouncement) will exclude the dilutive effect of stock options. The impact of SFAS 128 on the calculation of the Company's reported pro forma net loss per share is not expected to be material.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components, is required to be adopted by the Company beginning in 1998. Additionally, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes reporting standards regarding operating segments, products and services, geographic areas and major customers. The Company is required to adopt these Statements in 1998. Adoption of these Statements is expected to have no impact on the Company's consolidated financial position, results of operations, or cash flows.

Note 5. Bank Term Loan Agreement

In September, 1997, the Company entered into a Term Loan Agreement ("Term Loan") with Silicon Valley Bank (the "Bank"). The Term Loan provides for borrowings of up to $8 million to finance the acquisition of property, equipment and improvements, and to collateralize letters of credit. Borrowings under this Term Loan bear interest at the Bank's prime rate. There were no borrowings under this Term Loan as of September 30, 1997. Under the terms of the Term Loan, the Company is required to meet certain financial covenants. The Term Loan expires in September, 2001.

Note 6. Subsequent Events

Effective October 2, 1997, the Company entered into a Letter Agreement and Term Sheet with Cablevision Systems Corporation ("Cablevision"), and it's parent, CSC Parent Corporation ("CSC Parent"), Comcast Corporation ("Comcast"), Cox Enterprises, Inc. ("Cox"), Kleiner, Perkins, Caufield & Byers and Tele-Communications, Inc. ("TCI") (the "Agreement"). The Agreement provides that Cablevision will enter into a Master Distribution Agreement for the distribution of the Company's @Home service on substantially the same terms and conditions as TCI, Comcast and Cox. Although Cablevision is subject to certain exclusivity obligations that prohibit it from obtaining high-speed (greater than 128 kilobits per second ("Kbps")) residential consumer Internet services from any source other than the Company, Cablevision is under no obligation to upgrade its cable systems to two-way cable infrastructure and is under no affirmative obligation to roll out, market, promote or carry any of the Company's services. The exclusivity obligations in favor of the Company expire on June 4, 2002, and may be terminated sooner under certain circumstances. These exclusivity obligations also are subject to exceptions that would permit Cablevision to engage in certain activities which could compete, directly or indirectly, with the activities of the Company.

The Agreement provides for the issuance to Cablevision and CSC Parent of a warrant to purchase up to 7,875,784 shares of the Company's Series A Common Stock at an exercise price of $.50 per share (the "Warrant"). The Warrant is immediately exercisable, subject to the receipt of all necessary governmental consents or approvals. The Agreement provides for the issuance of an additional warrant to Cablevision and CSC Parent to purchase up to 3,071,152 shares of the Company's Series A Common Stock at an exercise price of $.50 per share under certain conditions (the "Contingent Warrant"). The Contingent Warrant is not immediately exercisable and will become exercisable as and to the extent certain cable television systems are transferred from TCI and its controlled affiliates to CSC, CSC Parent or their controlled affiliates. Copies of the Agreement, the related Warrant Purchase Agreement, the Warrant and the Contingent Warrant have been included filed as attachments to the Form 8-K filed with the Securities and Exchange Commission on October 22, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. These forward-looking statements are subject to significant risks and uncertainties, including those identified in the section of this Form 10Q entitled "Factors That May Affect Future Results" and in the Company's Final Prospectus for its initial public offering filed with the SEC on July 11, 1997, which may cause actual results to differ materially from those discussed in such forward-looking statements. The forward-looking statements within this Form 10-Q are identified by words such as "believes," "anticipates," "expects," "intends," "may" and other similar expressions. However, these words are not the exclusive means of identifying such statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q with the Securities and Exchange Commission. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission, including its Final Prospectus, that attempt to advise interested parties of the risks and factors that may affect the Company's business.

GENERAL

The Company is a leading provider of Internet services to consumers and businesses over the cable television infrastructure. To overcome fundamental architectural limitations of the Internet, the Company has been developing and deploying the Company's network (the "@Network"), a scaleable, distributed network that links its private high-speed nationwide backbone to hybrid fiber-coaxial ("HFC") cable systems.

The Company's primary offering, the @Home service, allows residential subscribers to connect their personal computers via cable modems to the Company's new high-speed "parallel Internet." The Company has agreements with eight leading North American cable companies for the distribution of the Company's high-bandwidth residential consumer Internet services over their cable systems.

The @Home service is currently offered by TCI, Comcast ,Cox InterMedia Partners IV L.P. ("InterMedia") to consumers in 16 markets in the United States. As of September 30, 1997, the Company had approximately 26,000 cable modem subscribers, of which approximately 17,000 were in the United States. In addition, the Company was in the process of converting approximately 9,000 subscribers currently receiving the Wave interactive service provided by Rogers Cablesystems Limited ("Rogers") and Shaw Cablesystems Ltd. ("Shaw") in Canada.

Effective October 2, 1997, the Company entered into a Letter Agreement and Term Sheet with Cablevision, CSC Parent, Comcast, Cox, Kleiner, Perkins, Caufield & Byers and TCI. The Agreement provides that Cablevision will enter into a Master Distribution Agreement for the distribution of the Company's @Home service on substantially the same terms and conditions as TCI, Comcast and Cox. Although Cablevision is subject to certain exclusivity obligations that prohibit it from obtaining high-speed (greater than 128 kilobits per second ("Kbps")) residential consumer Internet services from any source other than the Company, Cablevision is under no obligation to upgrade its cable systems to two-way cable infrastructure and is under no affirmative obligation to roll out, market, promote or carry any of the Company's services. The exclusivity obligations in favor of the Company expire on June 4, 2002, and may be terminated sooner under certain circumstances. These exclusivity obligations also are subject to exceptions that would permit Cablevision to engage in certain activities which could compete, directly or indirectly, with the activities of the Company.

The Agreement provides for the issuance to Cablevision and CSC Parent of a warrant to purchase up to 7,875,784 shares of the Company's Series A Common Stock at an exercise price of $.50 per share (the "Warrant"). The Warrant is immediately exercisable, subject to the receipt of all necessary governmental consents or approvals. The Agreement provides for the issuance of an additional warrant to Cablevision and CSC Parent to purchase up to 3,071,152 shares of the Company's Series A Common Stock at an exercise price of $.50 per share under certain conditions (the "Contingent Warrant"). The Contingent Warrant is not immediately exercisable and will become exercisable as and to the extent certain cable television systems are transferred from TCI and its controlled affiliates to CSC, CSC Parent or their controlled affiliates. Copies of the Agreement, the related Warrant Purchase Agreement, the Warrant and the Contingent Warrant have been included as attachments to the Form 8-K filed with the Securities and Exchange Commission on October 22, 1997. The Company anticipates that it will record a non-cash, non-recurring charge in the fourth quarter of 1997 based on the fair value of the Warrant. The valuation of the Warrant has not been completed, however the Company estimates the fair value to be approximately
$200 million. Additional charges to operations will be recorded if and when the Contingent Warrant becomes exercisable.

For businesses, the Company's @Work services provide a platform for Internet, intranet and extranet connectivity solutions and networked business applications
over both cable infrastructure and leased digital telecommunications lines.   In
order to accelerate deployment of @Work services into major metropolitan areas, the Company has established a strategic relationship with Teleport Communications Group ("TCG"), the country's largest competitive local exchange carrier (CLEC), to provide co-location facilities and local telephone circuits for infrastructure and subscriber connectivity. @Work Internet, a high-speed Internet connectivity service for commercial enterprises provided over both HFC cable and leased digital telecommunications lines, is currently available in 11 metropolitan markets including Chicago, Los Angeles, New York, Orange County, San Diego, San Francisco, Seattle, Land Washington, DC. As of September 30, 1997, the Company was receiving revenues from nearly 200 business customers and had agreements with more than 100 additional business customers to begin to install service. Substantially all of these agreements are for services over telecommunications lines.

The Company expects to generate substantially all of its revenues through 1998 from monthly fees from subscribers to the @Home service, the @Work Internet service, the @Work Remote service (a telecommuting service provided over HFC cable) and from customer services provided to the Company's cable affiliates. The Company believes that a growing subscriber base will generate @Media division advertising revenues, as well as revenues from premium services and transaction processing.

The Company has incurred substantial net losses in each fiscal period since its inception and, as of September 30, 1997, had an accumulated deficit of $66.7 million (including deferred compensation). The Company currently intends to increase its capital expenditures as well as its sales and marketing expenditures in order to expand its network to support additional expected subscribers in existing and future markets and to provide the Company's services to a growing number of potential subscribers. As a result, the Company expects to incur additional substantial net losses for the foreseeable future.

RESULTS OF OPERATIONS

REVENUES (Amounts in thousands)

                         Three    Three              Nine     Nine
                         months   months            Months   Months
                         Ended    Ended   Percent   Ended    Ended    Percent
                        9/30/97  9/30/96  Change   9/30/97  9/30/96   Change
Total Revenues          $1,907    $141    1,252%   $3,737   $141      2,550%

Revenues consist of monthly subscription fees for the @Home residential service, installation and monthly access fees for @Work Internet services, and fees for customer support activities for cable system operators, all of which are recognized during the period in which services are provided. In the United States, the @Home service is sold for a flat monthly fee generally ranging from $35-$55, which currently includes the cost of a cable modem. Under the current arrangements in the United States, the Company receives 35% of such monthly fees. In Canada, the Company receives a smaller percentage of the monthly subscription fees billed by Rogers and Shaw because they bear the costs of providing additional customer support, data transport, marketing and programming for the Canadian market. Total revenues were $1.9 million and $141,000 for the three months ended September 30, 1997 and 1996, respectively. Total revenues were $3.7 million and $141,000 for the nine months ended September 30, 1997 and 1996, respectively. A significant amount of the revenues to date have been derived from customer services provided to TCI and Comcast. Revenues from these related parties for the three and nine months ended September 30, 1997 were 39% and 56%, as compared to 94% and 94% for the corresponding periods of 1996. The percentage of revenues received from related parties is anticipated to decrease significantly in subsequent periods. During the three months ended September 30, 1997, revenues from the @Work Internet service and revenues from the @Home service in Canada began to contribute significantly to the Company's total revenues. The Company anticipates that revenues from @Work services will continue to increase as a percentage of total revenue in subsequent quarters.

COSTS AND EXPENSES (Amounts in thousands)

                         Three    Three              Nine     Nine
                         months   months            Months   Months
                         Ended    Ended   Percent   Ended    Ended    Percent
                        9/30/97  9/30/96  Change   9/30/97  9/30/96   Change
Operating Costs         $ 6,203   $1,968   215%    $15,368  $ 3,749   310%

Product Dev.            $ 3,137   $1,918    64%    $ 8,411  $ 4,724    78%
and Engineering

Sales and               $ 2,937   $1,855    58%    $ 8,815  $ 3,975   122%
Marketing

General and             $ 2,861   $1,858    54%    $ 7,521  $ 3,593   109%
Administrative

Total Costs             $15,138   $7,599    99%    $40,115  $16,041   150%
and Expenses

Total costs and expenses were $15.1 million and $7.6 million for the three months ended September 30, 1997 and 1996, respectively. Total costs and expenses for the nine months ended September 30, 1997 and 1996, were $40.1 million and $16.0 million, respectively. These period-to-period increases were primarily a result of additional activities related to the development, testing and deployment of the @Network and to support the subscriber growth of the @Home
service and the deployment of the @Work Internet service.   The Company believes
continued expansion of operations as well as its network infrastructure is critical to the achievement of its goals and anticipates that costs and expenses will continue to increase in each quarter for the foreseeable future.

Operating Costs.   Operating costs are primarily related to providing services to customers and maintaining the @Network infrastructure, which includes the functional areas of customer and technical support, regional data centers, content programming, and @Home and @Work telecommunications costs. Included in operating costs are salaries and related expenses for personnel, telecommunication ("transport") costs and the depreciation, amortization and maintenance of capital equipment. Operating costs were $6.2 million and $2.0 million for the three months ended September 30, 1997 and 1996, respectively. These increases were primarily a result of: development of additional content programming resources; additional transport costs to support the deployment of the @Network to additional sites;, @Work operating costs; maintenance and depreciation of capital equipment; and increased customer operations expenditures to support a larger subscriber base.

Operating costs for the nine months ended September 30, 1997 and 1996, were $15.4 million and $3.7 million, respectively. The increase in the nine months ended September 30, 1997, compared to the corresponding period of 1996, was principally attributable to activities associated with transport costs to support the rollout of the @Network, the launch of the @Work Internet service, maintenance and depreciation of capital equipment, customer service operations, content programming expenditures and the increase in Regional Data Centers from five as of December 31, 1996 to eighteen as of September 30, 1997.

Product Development and Engineering.   Product development and engineering
expenses consist primarily of salaries and related expenses for personnel, fees to outside contractors and consultants, the allocated cost of facilities, and the depreciation and amortization of capital equipment. These expenses are primarily incurred in three areas: the design, testing and deployment of the @Network; the development of software tools and enabling platforms for the creation and distribution of enhanced content; and applications development specifically designed to take advantage of the @Network and the development of @Work Internet services. Product development and engineering expenses were $3.1 million and $1.9 million for the three months ended September 30, 1997 and 1996, respectively. Product development and engineering expenses for the nine months ended September 30, 1997 and 1996, were $8.4 million and $4.7 million, respectively. The increases in expenses for the three and nine month periods ended September 30, 1997, as compared to the corresponding periods of 1996, were principally attributable to increases in personnel and related expenses.
Product development and engineering costs have been expensed as incurred.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and promotional expenses. Sales and marketing expenses were $2.9 million and $1.9 million for the three months ended September 30, 1997 and 1996, respectively. Sales and marketing expenses for the nine months ended September 30, 1997 and 1996, were $8.8 million and $4.0 million, respectively. The increase in the three and nine month periods ended September 30, 1997, as compared to the corresponding periods of 1996, were principally the result of: continued increases in sales and marketing activities to support the expansion of regional deployments of the @Home and @Work services; the expansion of the Company's sales force and related travel and entertainment expenses; expenditures for trade shows; and increased marketing activities, including market development funds, to attract additional cable partners, subscribers and corporate accounts.

General and Administrative. General and administrative expenses consist primarily of administrative and executive personnel costs, fees for professional services and the costs of in-house systems and infrastructure to support the operations of the Company. General and administrative expenses were $2.9 million and $1.9 million for the three months ended September 30, 1997 and 1996, respectively, and $7.5 million and $3.6 million for the nine months ended September 30, 1997 and 1996, respectively. These increases were the result of additions of personnel to support the operations of the Company and their related costs, stock compensation charges resulting from stock options and restricted stock purchase agreements, additional facilities expenditures and additional expenses incurred as a result of being a public company.

INTEREST INCOME, NET

Interest income, net was $1.3 million and $212,000 for the three months ended September 30, 1997 and 1996, respectively. For the nine months ended September 30, 1997 and 1996, interest income, net was $1.7 million and $375,000, respectively. These increases were principally due to the increased balances available to invest resulting from the Company's Series C Preferred Stock financing in April 1997, and its initial public offering in July 1997. Interest income, net, represents interest earned by the Company on its cash and short-term cash investments, less interest expense on capital lease obligations.

NET LOSS

The net loss was $11.9 million and $7.2 million for the three months ended September 30, 1997 and 1996, respectively. The net loss for the nine months ended September 30, 1997 and 1996 was $34.7 million and $15.5 million, respectively. The increased loss in both comparable periods was due primarily to increases in expenses as a result of additional business activities, partially offset by the additional revenues attributable to the launch of the Company's @Home and @Work services.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations primarily through a combination of private and public sales of equity securities and capital equipment leases. At September 30, 1997, the principal source of liquidity for the Company was $132.7 million of cash, cash equivalents and short-term cash investments, as compared to $16.8 million at December 31, 1996. The Company finances and expects to continue financing its substantial capital equipment expenditures from a variety of sources, including direct vendor leasing programs, third party commercial leasing arrangements and bank financing.

In September, 1997, the Company entered into a Term Loan Agreement ("Term Loan") with Silicon Valley Bank (the "Bank"). The Term Loan provides for borrowings of up to $8 million to finance the acquisition of property, equipment and improvements, and to collateralize letters of credit. Borrowings under this Term Loan facility bear interest at the Bank's prime rate. There were no borrowings under this Term Loan as of September 30, 1997. Under the terms of the Term
Loan, the Company is required to meet certain financial covenants. The
Term Loan expires in September 2001.

Cash used in operating activities for the nine months ended September 30, 1997 and 1996, was $24.2 and $10.8 million, respectively, primarily as a result of net losses.

For the nine months ended September 30, 1997, cash used in investing activities was $74.3 million, primarily from purchases of short-term cash investments ($74.6 million) and cash purchases of property, equipment, and improvements ($7.7 million), slightly offset by sales and maturities of short-term cash investments ($8.1 million). For the nine months ended September 30, 1996, cash used in investing activities of $14.3 million was primarily the result of cash purchases of property, equipment and improvements ($7.3 million) as well as purchases of short-term cash investments ($7.0 million). Gross capital expenditures for equipment, software, furniture, leasehold improvements and fixtures for the nine months ended September 30, 1997 and 1996, were $20.6 million and $10.9 million, respectively, of which $12.9 million and $3.6 million, respectively, were financed through capital leases. The Company expects to expend approximately $12.0 million for property, equipment and improvements in the three months ending December 31, 1997, much of which will be financed through capital leases.

Cash provided by financing activities for the nine months ended September 30, 1997 was $147.8 million, resulting primarily from net proceeds of $46.5 million from the sale of Preferred Stock in April 1997, and net proceeds from the Company's initial public offering in July 1997 of $99.9 million. For the comparable nine month period of 1996, cash provided by financing activities was $36.7 million, resulting primarily from net proceeds from the sale of Preferred Stock.

The Company believes that it has the financial resources needed to meet its presently anticipated business requirements, including capital expenditure and strategic operating programs for at least the next twelve months. Thereafter, if cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may need to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity or convertible debt securities may result in additional dilution to the Company's stockholders. There can be no assurance that the Company will be able to raise any such capital on terms acceptable to the Company or at all.

FACTORS THAT MAY AFFECT FUTURE RESULTS

UNPROVEN BUSINESS; NO ASSURANCE OF PROFITABILITY. The Company was incorporated in March 1995, commenced operations in August 1995 and has incurred substantial net losses in each fiscal period since its inception. As of September 30, 1997, the Company had an accumulated deficit of $66.7 million (including deferred compensation). In addition, the Company currently intends to increase its capital expenditures and operating expenses in order to expand its network to support additional expected subscribers in existing and future markets and to market and provide the Company's services to a growing number of potential subscribers. As a result, the Company expects to incur substantial operating and net losses for the foreseeable future. The profit potential of the Company's business is unproven. The Company's @Home service has only recently been launched, and there can be no assurance that it will achieve broad consumer or commercial acceptance. It is difficult to predict whether the Company's pricing model will prove to be viable, whether demand for the Company's services will materialize at the prices it expects the cable affiliates to charge or whether current or future pricing levels will be sustainable. If such pricing levels are not achieved or sustained or if the Company's services do not achieve or sustain broad market acceptance, the Company's business, operating results and financial condition will be materially adversely affected. There can be no assurance that the Company will ever achieve favorable operating results or profitability.

SUBSCRIBER GROWTH RISKS. Currently, the Company has approximately 26,000 cable modem subscribers. The Company's ability to increase the number of subscribers to the @Home service to achieve its business plans and generate future revenues will be dependent on a number of factors, many of which are beyond the Company's control, including, among others, the rate at which the Company's current and future cable affiliates upgrade their cable infrastructures, the ability of the Company and its cable affiliates to coordinate timely and effective marketing campaigns with the availability of such upgrades, the success of the cable affiliates in marketing the @Home service to subscribers in their local cable areas, the prices that the cable affiliates set for the @Home service and its installation, and the rate at which the cable affiliates can complete the installations required to initiate service for new subscribers. Because of the foregoing factors, among others, the Company is able to forecast its revenues or the rate at which it will add new subscribers with only a limited degree of accuracy. There can be no assurance that the Company will be able to increase its subscriber base in accordance with its internal forecasts or the forecasts of industry analysts or to a level that meets the expectations of investors. Although the Company and Intel Corporation have recently announced a joint development effort for creating and marketing a "plug and play" standard for high-speed cable modems, which could reduce the time and personnel required to install the @Home service for new subscribers, there can be no assurance that this effort will be successful. While approximately 9,000 customers in Canada currently are being converted from the Wave service offered by Rogers and Shaw, deployment in Canada has been slower than the Company anticipated. The rate at which subscribers have increased during the first three quarters of 1997 should not be taken as indicative of the rate at which subscribers may be expected to increase in the future. In particular, while the Company has forecast that its number of subscribers may grow by up to 100% in the fourth quarter of 1997 from approximately 26,000 subscribers in the third quarter of 1997, there can be no assurance that the Company will achieve this level of subscriber growth, particularly given the risks set forth in this "Factors That May Affect Future Results" section.

POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS. The Company's quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. Factors that may affect the Company's quarterly operating results attributable to its @Home service include the timing of the Company's cable affiliates' upgrades of their cable infrastructures and rollouts of the @Home service, the rate at which customers subscribe to the Company's Internet services and the prices subscribers pay for such services, subscriber churn rates, changes in the revenue splits between the Company and its cable affiliates, the demand for Internet advertising, the effectiveness of the cable affiliates' marketing and other operations, and potential competition with cable affiliates for advertising revenue. Quarterly operating results attributable to the Company's @Work services are dependent on: the demand for, and level of acceptance of, the Company's corporate Internet, intranet and extranet connectivity and telecommuting solutions; the introduction of, demand for, and level of acceptance of, the Company's value-added business applications; and, in part, on the timing of the cable affiliates' upgrades of their cable infrastructures.
The Company operates with very little backlog, and quarterly sales and operating results are difficult to forecast even in the short term. A significant portion of the Company's expenses are fixed in advance based in large part on future revenue forecasts. If revenue is below expectations in any given quarter, the adverse impact of the shortfall on the Company's operating results may be magnified by the Company's inability to adjust spending to compensate for the shortfall. Therefore, a shortfall in actual as compared to estimated revenue would have an immediate adverse effect on the Company's business, financial condition and operating results that could be material.

DEPENDENCE ON CABLE AFFILIATES TO UPGRADE TO TWO-WAY CABLE INFRASTRUCTURE NECESSARY TO SUPPORT THE @HOME SERVICE; UNCERTAIN AVAILABILITY AND TIMING OF UPGRADES. Transmission of the @Home service over cable is dependent on the availability of high-speed two-way HFC cable infrastructure. However, only a small portion of existing cable plant in the United States has been upgraded to HFC cable, and even less is capable of high-speed two-way transmission. The Company's cable affiliates have announced and begun to implement major infrastructure investments in order to deploy two-way HFC cable. However, cable system operators have limited experience with these upgrades, and these investments have placed a significant strain on the financial, managerial, operating and other resources of the cable affiliates, most of which are already highly leveraged, and thus have been, and the Company expects will continue to be, subject to change, delay or cancellation. Although the Company's commercial success depends on the successful and timely completion of these infrastructure upgrades, the cable affiliates are under no obligation to the Company to upgrade systems or to roll out, market or promote the Company's services. In addition, the cable affiliates are not contractually required to achieve any specific rollout schedule. Because of the very substantial capital cost of upgrading cable systems for high-speed two-way data transmission, there has been uncertainty in recent months as to the rate at which the cable affiliates will upgrade their systems. The failure of the cable affiliates to complete these upgrades in a timely and satisfactory manner, or at all, would prevent the Company from delivering high-performance Internet access services and would have a material adverse effect on the Company's business, operating results and financial condition.

NO OBLIGATION OF CABLE AFFILIATES TO CARRY THE COMPANY'S SERVICES; LIMITATIONS ON THEIR EXCLUSIVITY. Although the Company's cable affiliates are subject to certain exclusivity obligations that prohibit them from obtaining high-speed (greater than 128 kilobits per second ("Kbps")) residential consumer Internet services from any source other than the Company, such cable affiliates are under no affirmative obligation to carry any of the Company's services. Such exclusivity obligations in favor of the Company expire on June 4, 2002, and may be terminated sooner under certain circumstances. The exclusivity obligations also are subject to exceptions that would permit the cable affiliates to engage in certain activities which could compete, directly or indirectly, with the activities of the Company.

CONTROL BY TCI. TCI controls approximately 72% of the voting power of the Company. Therefore, TCI has the ability to control most significant matters requiring stockholder approval, including the election of a majority of the Company's directors, subject to certain supermajority approval rights held by Comcast and Cox. In addition, the Company's Board of Directors, which is controlled by TCI and certain of the Company's other cable affiliates, has the power, subject to directors' fiduciary duties, to change the terms of distribution for the Company's Internet services.

POTENTIAL DISPOSITION OF CABLE SYSTEMS BY CABLE AFFILIATES. The Company's agreements with its cable affiliates do not require these cable affiliates to maintain a specified number of cable systems, subscribers or homes passed by cable infrastructure in order to maintain their control over and equity ownership of the Company. Therefore, these cable affiliates may dispose of a significant amount of its cable systems without requiring that such cable systems remain subject to any exclusivity provisions. TCI has recently announced the proposed sale or transfer of certain cable systems. In addition, TCI has announced that it is considering various plans and proposals that may result in the disposition of other of its cable systems. To the extent that any cable affiliate disposes of cable systems in the future without causing such cable systems to remain subject to exclusivity provisions, the number of homes passed that are exclusive to the Company will be decreased. Such decreases in the number of exclusive homes passed may have an adverse effect upon the business, operating results and financial condition of the Company.

UNPROVEN NETWORK SCALABILITY, SPEED AND SECURITY. Due to the limited deployment of the Company's services, the ability of the @Network to connect and manage a substantial number of online subscribers at high transmission speeds is as yet unknown, and the Company faces risks related to the @Network's ability to be scaled up to its expected subscriber levels while maintaining superior performance. There can be no assurance that the @Network will be able to achieve or maintain a high speed of data transmission, especially as the number of the Company's subscribers grows, and the Company's failure to achieve or maintain high-speed data transmission would significantly reduce consumer demand for its services and have a material adverse effect on its business, operating results and financial condition. In addition, the Company has recently discovered that users may inadvertently configure their computer systems in a manner that permits others to access a user's files without the user's knowledge. While the Company has addressed this configuration issue and taken steps to prevent users from sharing files via the @Home service, there can be no assurance that public concerns about security and privacy of the cable network will not inhibit the acceptance of the Company's services.

MANAGEMENT OF EXPANDED OPERATIONS. The Company may not be equipped to successfully manage any future periods of rapid growth or expansion, which could be expected to place a significant strain on the Company's managerial, operating, financial and other resources. For example, certain of the Company's cable affiliates have reported problems with customer service, which the Company believes is related to the rapid subscriber growth the Company has experienced. The failure of the Company or its cable affiliates to provide adequate customer service as the Company's Internet service offerings scale would have a material adverse affect on subscriber retention and growth and would materially adversely affect the Company's business, operating results and financial condition.

DEPENDENCE ON TWO-WAY CABLE MODEMS; NEW INDUSTRY STANDARD. Each of the Company's subscribers currently must obtain a cable modem from a cable affiliate to access the @Home service. The North American cable industry has recently adopted a set of interface specifications for hardware and software to support the delivery of data services over the cable infrastructure. The Company believes that these specifications, together with its recently announced development agreement with Intel Corporation relating to "plug and play" modems, will facilitate the growth of the cable modem industry and the availability of lower cost cable modems. However, to the extent that any of the Company's cable affiliates choose to slow the deployment of the @Home service until the commercial availability of cable modems that are compliant with these new specifications, the Company's subscriber growth could be constrained and the Company's business, operating results and financial condition will be materially adversely affected during the period of such a delay.

COMPETITION. The markets for consumer and business Internet services and online content are extremely competitive, and the Company expects that competition will intensify in the future. The Company's most direct competitors in these markets are Internet service providers, national long distance carriers and local exchange carriers, wireless service providers, online service providers and Internet content aggregators. Many of these competitors are offering (or may soon offer) technologies that will attempt to compete with some or all of the Company's high-speed data service offerings. The Company also competes with other cable-based data services that are seeking to contract with cable system operators to bring their services into geographic areas that are not covered by an exclusive relationship between the Company and its cable affiliates. Many of the Company's competitors and potential competitors have substantially greater financial, technical and marketing resources, larger subscriber bases, longer operating histories, greater name recognition and more established relationships with advertisers and content and application providers than the Company. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not materially adversely affect the Company's business, operating results or financial condition.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. A key component of the Company's strategy is expansion into international markets. To date, the Company has developed relationships only with United States and Canadian cable system operators. The Company has extremely limited experience in developing localized versions of its products and services and in developing relationships with international cable system operators. There can be no assurance that the Company will be successful in expanding its product and service offerings into foreign markets. Moreover, the Company expects the incremental time and infrastructure costs related to converting international subscribers to significantly exceed the time and costs the Company expends for capturing domestic subscribers.

POSSIBLE VOLATILITY OF STOCK PRICE. The stock market has from time to time experienced significant price and volume fluctuations. In addition, the market price of the shares of the Company's Series A Common Stock, similar to the market prices of other Internet companies, is likely to be highly volatile. Factors such as fluctuations in the Company's operating results, announcements of technological innovations or new products by the Company or its competitors, regulatory actions, and general market conditions may have a significant effect on the market price of the Company's Series A Common Stock.

DILUTION FROM CABLEVISION TRANSACTION. As a result of a transaction effective October 2, 1997, whereby Cablevision Systems Corporation ("Cablevision") agreed to enter into an agreement to distribute the @Home service on substantially the same terms and conditions as TCI, Comcast and Cox, Cablevision and its parent corporation were granted warrants to purchase up to 10,946,936 shares of the Company's Series A Common Stock at an exercise price of $.50 per share under certain conditions. To the extent that these warrants are exercised, the Company's stockholders may experience substantial dilution. In addition, the Company anticipates that it will record a non-cash, non-recurring charge in the fourth quarter of 1997 based on the fair value of the Warrant. The valuation of the Warrant has not been completed, however the Company estimates the fair value to be approximately $200 million. Additional charges to operations will be recorded if and when the Contingent Warrant becomes exercisable.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On July 8, 1997, PCTV, Inc. ("PCTV") filed a complaint against the Company in the United States District Court for the District of New Hampshire asserting rights in the @Home trademark. In the complaint, PCTV alleges trademark infringement and unfair competition based on the Company's use of the @Home mark and requests damages and injunctive relief. PCTV is a New Hampshire corporation that produces computer-related television programs such as "Business Computing," "Computer Chronicles," and "@Home." PCTV alleges that it first used the mark in August of 1994. The Company is currently in settlement discussions with PCTV and is prepared to defend the suit vigorously if required. The Company does not expect the outcome of this matter to have a material adverse effect on the Company's business, operating results or financial condition.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) Sales of Unregistered Securities. From July 1, 1997 to July 10, 1997, following the exercise of options to purchase shares of Series A Common Stock that had been granted under the Company's stock option plans by five employees, the Company issued an aggregate of 21,500 shares of Series A Common Stock for an aggregate purchase price of $5,375. All sales of Series A Common Stock made by the Company pursuant to the exercise of stock options were made pursuant to the exemption from the registration requirements of the Securities Act afforded by Rule 701 promulgated under the Securities Act.

On July 16, 1997, the Company issued a warrant to purchase an aggregate of 100,000 shares of Series A Common Stock at an exercise price of $10.00 per share to one public corporation in connection with a technology development agreement entered into between the Company and this corporation. On September 15, 1997, the Company issued a warrant to purchase 100,000 shares of Series A Common Stock at an exercise price of $21.00 per share to the same public corporation in connection with a cooperation agreement entered into between the Company and this corporation. Each of these issuances was made in reliance on Section 4(2) of the Securities Act and/or Regulation D promulgated under the Securities Act. Each of these issuances was made without general solicitation or advertising. The purchaser was a sophisticated investor with access to all relevant information necessary to evaluate the investment who represented to the Company that the warrants were being acquired for investment.

(d) Use of Proceeds from Sales of Registered Securities. On July 16, 1997, the Company completed an initial public offering of its Series A Common Stock, $0.01 par value (the "Offering"). The managing underwriters in the Offering were Morgan Stanley Dean Witter, Merrill Lynch & Co., Alex. Brown & Sons Incorporated and Hambrecht & Quist (the "Underwriters"). The shares of Series A Common Stock sold in the Offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (Registration Number 333-27323). The Registration Statement was declared effective by the Securities and Exchange Commission (the "SEC") on July 11, 1997.

On July 11, 1997, the Company commenced the Offering. The Offering terminated on July 16, 1997 after the Company had sold all of the 10,350,000 shares of Series A Common Stock registered under the Registration Statement. All of the shares sold were sold by the Company (including 1,350,000 shares sold pursuant to the exercise of the Underwriters' over-allotment option). The assumed offering price was $10.50 per share for an aggregate price of the offering amount registered of $108,675,000, and the shares were sold at a price to the public of $10.50 per share for an aggregate offering price of $108,675,000.

From the effective date of the Registration Statement to July 16, 1997, the Company paid an aggregate of $7,607,250 in underwriting discounts and commissions. In addition, the following table sets forth an estimate of all expenses incurred in connection with the Offering, other than underwriting discounts and commissions. All of the amounts shown are estimated except for the registration fees of the SEC, the National Association of Securities Dealers, Inc. (the "NASD") and the Nasdaq National Market. None of the amounts shown were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10 percent or more of any class of equity securities of the Company, or an affiliate of the Company.

SEC registration fee                              $   23,176
NASD filing fee                                   $    8,148
Nasdaq National Market Application fee            $   50,000
Printing                                          $  303,993
Legal fees and expenses                           $  400,000
Accounting fees and expenses                      $  249,946
NASD and Blue sky fees and expenses               $   10,000
Transfer agent and Registrar fees and expenses    $    2,500
Miscellaneous                                     $  100,504
Total                                             $1,148,267

After deducting the underwriting discounts and commissions and the Offering expenses described above, net proceeds to the Company from the Offering were approximately $99,919,483. The entire amount has been allocated for general corporate purposes, including working capital requirements of the Company resulting from its growth. None of the net proceeds of the Offering were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10 percent or more of any class of equity securities of the Company, or an affiliate of the Company.

ITEM 5.   OTHER INFORMATION

On October 16, 1997, Brendan R. Clouston resigned as a Series B Common Stock Director of the Company. On the same date, as authorized by the Company's Amended and Restated Certificate of Incorporation, the holders of the Company's Series B Common Stock appointed Leo J. Hindery, Jr. to fill the vacancy created by Mr. Clouston's resignation. Mr. Hindery is President and Chief Operating Officer of Tele-Communications, Inc.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
          --------

          See attached exhibit index.

     (b)  Reports on Form 8-K
          -------------------

          No such reports were filed during the quarter ended September 30, 1997.

                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              AT HOME CORPORATION
                                  (Registrant)

                             /s/ Kenneth A. Goldman

                          ___________________________
                           Senior Vice President and
                            Chief Financial Officer
                  (Principal Financial and Accounting Officer)
                           (Duly Authorized Officer)
                                November 14, 1997

                                 EXHIBIT INDEX

Exhibit Number                         Exhibit Title
--------------                         -------------
10.21            Build To Suit Lease entered into by and between Martin/Campus
                 Associates, L.P. and At Home Corporation dated September 29,
                 1997 (450 Broadway, Redwood City, California).

10.22            Build To Suit Lease entered into by and between Martin/Campus
                 Associates, L.P. and At Home Corporation dated September 29,
                 1997 (440 Broadway, Redwood City, California).

10.23            Loan and Security Agreement entered into by and between Silicon
                 Valley Bank and At Home Corporation dated September 30, 1997.

11.1             Computation of Pro Forma Net Loss Per Share

27.1             Financial Data Schedule