Form 10-K405
period 1997-12-31
AT HOME CORP
filed 1998-03-31
CIK 1020620

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997     COMMISSION FILE NUMBER 000-22697


                              AT HOME CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               DELAWARE                                      77-0408542
   (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NUMBER)

                              425 BROADWAY STREET
                             REDWOOD CITY, CA 94063
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES,
                              INCLUDING ZIP CODE)

                                (650) 569-5000
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                             --------------------

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:   NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                            SERIES A COMMON STOCK

 Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
 filing requirements for the past 90 days.  YES   X   NO
                                                -----    ______

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

                                                            AS OF MARCH 15, 1998
                                                            --------------------
    Aggregate market value of the voting stock held by
    non-affiliates of the registrant based on the closing
    bid price of such stock:                                      $797,884,290
    Number of shares of Series A Common Stock outstanding:          88,430,167
    Number of shares of Series B Common Stock outstanding:          15,400,000
    Number of shares of Series K Common Stock outstanding:          14,877,660

                      DOCUMENTS INCORPORATED BY REFERENCE

 PORTIONS OF REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD MAY 13, 1998 ARE INCORPORATED BY REFERENCE INTO PART III
                      (ITEMS 10, 11, 12, AND 13) HEREOF.

================================================================================

                              AT HOME CORPORATION

                        1997 ANNUAL REPORT ON FORM 10-K


                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I
ITEM 1.       Business....................................................   3
ITEM 2.       Properties..................................................  19
ITEM 3.       Legal Proceedings...........................................  19
ITEM 4.       Submission of Matters to a Vote of Security Holders.........  20

PART II
ITEM 5.       Market for Registrant's Common Equity and Related
              Shareholder Matters.........................................  21
ITEM 6.       Selected Financial Data.....................................  22
ITEM 7.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations.........................  23
ITEM 8.       Financial Statements and Supplementary Data.................  38
ITEM 9.       Changes in and Disagreements With Accountants
              on Accounting and Financial Disclosure .....................  38

PART III
ITEM 10.      Directors and Executive Officers of the Registrant..........  39
ITEM 11.      Executive Compensation .....................................  39
ITEM 12.      Security Ownership of Certain Beneficial Owners
              and Management..............................................  39
ITEM 13.      Certain Relationships and Related Transactions..............  39

PART IV
Item 14.      Exhibits, Financial Statements, Financial Statement
              Schedule, and Reports on Form 8-K ..........................  40

SIGNATURES    ............................................................  44

                                     PART I



This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. These forward-looking statements are subject to significant risks and uncertainties, including those identified in the section of this Form 10-K entitled "Factors That May Affect Future Operating Results" and in the Company's Final Prospectus for its initial public offering ("IPO") filed with the Securities and Exchange Commission ("SEC") on July 11, 1997, which may cause actual results to differ materially from those discussed in such forward-looking statements. The forward-looking statements within this Form 10-K are identified by words such as "believes", "anticipates", "expects", "intends", "may", "will" and other similar expressions. However, these words are not the exclusive means of identifying such statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-K with the SEC. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the SEC, including its Final Prospectus, that attempt to advise interested parties of the risks and factors that may affect the Company's business.

ITEM 1.  BUSINESS

At Home Corporation (the "Company" or "@Home") is a leading provider of Internet services over the cable television infrastructure and leased digital telecommunications lines to consumers and businesses. The Company's primary offering, the @Home service, allows residential subscribers to connect their personal computers via cable modems to a new high-speed Internet backbone network developed and managed by the Company. This service enables subscribers to receive the "@Home Experience," which includes Internet service over hybrid fiber co-axial ("HFC") cable, at transmission speeds of up to 100 times faster than typical dial-up connections, "always on" connection, and rich multimedia programming through an intuitive graphical user interface. The technology foundation of the @Home Experience is the Company's national Internet network -- a "parallel Internet" that optimizes traffic routing, improves security and consistency of service, and facilitates end-to-end network management, enhancing the Company's ability to address performance bottlenecks before they affect the user experience. The content foundation of the @Home Experience is provided by the Company's @Media group, which aggregates content, sells advertising to businesses and will provide premium services to @Home subscribers.

For businesses, the Company's @Work services provide end-to-end managed connectivity for Internet, intranet and extranet solutions over a variety of transport media including the cable infrastructure and leased digital telecommunications lines. In addition, @Work is developing a next generation platform to support networked business applications and other value-added data networking solutions. In order to accelerate deployment of the @Work connectivity solutions into major U.S. metropolitan areas, the Company established a strategic relationship with Teleport Communications Group, Inc. ("TCG") the country's largest competitive local exchange carrier ("CLEC") in April 1997, to provide co-location facilities and local telecommunication circuits for @Work's infrastructure and subscriber connectivity. By combining the @Home broadband network with cable, telephone and technology relationships, @Work provides a foundation for nationwide delivery of network-based business applications and other value-added data networking services. The Company has developed this platform at a low incremental cost by leveraging its existing @Home broadband network investment.

The Company has entered into distribution arrangements for the @Home service with Tele-Communications, Inc. ("TCI"), Cablevision Systems Corp. ("Cablevision"), Comcast Corporation ("Comcast), Cox Enterprises, Inc. ("Cox"), Rogers Cablesystems Limited ("Rogers"), Shaw Cablesystems Ltd. ("Shaw"), Marcus Cable Operating Company, L.P. ("Marcus") and InterMedia Partners IV L.P. ("InterMedia") (collectively, the "Cable Partners"), whose cable systems pass approximately 50 million homes in North America. As of December 31, 1997 approximately 4.5 million of these homes were currently passed by upgraded two-way HFC cable, and the Company believes that the Cable Partners will complete the upgrade of systems passing a majority of their homes within five years. As of December 31, 1997, the Company had launched its service through its Cable Partners in portions of 21 cities and communities in the United States and Canada and had approximately 50,000 cable modem subscribers. To expand distribution, the Company is seeking to work with additional United States and international cable system operators. In order to shorten time to market for cable operators, the Company provides a turnkey solution, which includes not only a technology platform and a national brand, but also ongoing marketing, customer service, billing and product development support.


The Company was founded in March 1995 on the premise that the cable infrastructure could enable the fastest, most cost-effective delivery mechanism for residential Internet services but that the actual speed of these services would ultimately be limited by the fundamental architecture of the Internet. As a result, the Company assembled a team of industry experts to develop an advanced network architecture and the custom hardware and software products that would address these limitations. Prior to launching the @Home service in September 1996, the Company implemented a nationwide backbone, designed and built its Network Operations Center with 24 x 7 end-to-end network management capabilities, deployed regional data centers ("RDCs") and headend equipment, implemented an integrated customer management system including billing and customer care support for those cable systems operators that elect to obtain such services from the Company, implemented a customized browser and aggregated the multimedia content required to deliver the @Home Experience to its first subscribers.


PRODUCTS AND SERVICES

The Company currently offers two Internet services, @Home for consumers and @Work for businesses. The Company's @Media group complements the @Home service by providing programming, selling advertising and facilitating online transactions and services for @Home subscribers.


@HOME SERVICE

The Company's primary offering is the @Home service, a comprehensive Internet solution that leverages the two-way HFC cable television infrastructure and the Company's technological and programming capabilities to provide the @Home Experience, which the Company believes is the most compelling consumer Internet experience currently available. By connecting via a cable modem to the @Home broadband network through the local cable infrastructure, subscribers to the @Home service can achieve peak data transmission speeds of 2 to 5 Mbps (2,000 Kbps to 5,000 Kbps), which is over 100 times faster than the peak data transmission speed of a 28.8 Kbps dial-up modem. This high bandwidth is critical for sophisticated multimedia applications, broadband advertising, online commerce and interactive games. The @Home service offering also includes standard Internet service provider ("ISP") functionality, including Web page hosting for subscribers, and the ability to create and manage multiple email accounts. In addition, the two-way cable infrastructure is "always on," providing instantaneous access to the Internet and eliminating the need for a time consuming dial-up procedure using the telephone network.

The Company's programming services, provided by the @Media group, enhance the @Home Experience by aggregating high-quality and compelling multimedia content from the Internet into an intuitive graphical user interface. The home page for the @Home Experience (the "@Home Page") provides the user with access to an array of multimedia content "Channels," powerful tools and Web-based applications designed specifically to take advantage of the Company's broadband network architecture. The Company believes that the @Home Page broadens the appeal of online services beyond technology enthusiasts to the mass market by simplifying navigation, increasing the subscriber's knowledge of Internet resources, presenting compelling high-bandwidth content (such as animated graphics, near-CD-quality audio and video clips), and stimulating persistent usage with timely, dynamic, highly sought-after data streams. The @Home Page is organized around a series of "Channels," which are defined by both topical subjects (such as news, technology, sports or popular culture) and audiences (such as children, game players or shoppers), and which present compelling editorial content daily. Through the @Home Page, the Company generates and directs regular audience traffic to @Media and content providers' offerings.
The @Home Page includes a variety of tools to obtain information quickly and easily. For example, the "How Do I" section, which is one click from the @Home Page, provides users with a variety of step-by-step solutions to such tasks as making plane reservations and checking movie schedules. The service also includes a "Member Services" area where the customer can manage accounts and services via a simple graphical interface. The Company also is preparing to introduce the @Home Assistant, a proprietary @Home software application which takes advantage of @Home's "always-on" connection to provide "out of browser" one-click access to personalized stock prices, news feeds, local weather, sports scores and dining information. The @Home Experience also permits @Home subscribers to access online services, purchase software and engage in multiplayer gaming and interactive shopping.


The @Home service is currently offered to consumers in the United States for flat monthly fees generally ranging from $35 to $55, including a cable modem provided by the Cable Partner. Installation of the @Home service is provided by the Cable Partner at prices generally ranging from $75 to $175. Upon installation, each new subscriber's personal computer is configured for the @Home Experience with @Home client software, which provides access to the @Home Page. In addition to making the Internet considerably easier to access for consumers, the @Home client software offers advertisers and content providers a rich and consistent client environment for delivering multimedia advertising, content and applications. The @Home client software includes a customized browser from Netscape Communications Corporation ("Netscape") and other high-performance and multimedia software optimized for the @Home Experience. In December 1997, the Company and Microsoft Corporation ("Microsoft") announced @Home's plans to support Microsoft's Internet Explorer 4.0, thereby giving subscribers a choice of browsers.


The Company is currently developing the capability to deliver the @Home Experience to televisions via set-top boxes connected to the cable infrastructure, and thereby meet the needs of a broader market of non-computer users. In February 1998, the Company entered into a Memorandum of Understanding with TCI's National Digital Television Center ("NDTC") pursuant to which the Company agreed to develop software and provide integration services for TCI's advanced set-top devices that will deliver both digital television and Internet data services. The Memorandum of Understanding contemplates that @Home will provide Internet connectivity for these devices, supply email accounts via geographically dispersed mail servers and provide overall system management for TCI's email services. @Home also would work with NDTC on the overall software integration related to TCI's advanced digital set-top devices. Completion of the transactions contemplated by the Memorandum of Understanding is subject to negotiation of a definitive agreement and other conditions, and there can be no assurance such transactions will be consummated. See "Factors That May Affect Future Operating Results -- Risks Associated with Joint Development Efforts."

@WORK SERVICES

For businesses, @Work services provide end-to-end managed connectivity for Internet, intranet and extranet solutions over a variety of transport media including the cable infrastructure and leased digital telecommunications lines. In addition, @Work is developing a next generation platform to support networked business applications and other value-added data networking solutions. In order to accelerate deployment of @Work's connectivity solutions in metropolitan areas throughout the United States, the Company has established a strategic relationship with TCG, the country's largest CLEC, to provide targeted co-location and local telephone circuits for infrastructure and subscriber connectivity. The Company currently offers two services: @Work Internet and @Work Remote.

@Work Internet. The @Work Internet service delivers dedicated, high-speed, end-to-end managed Internet connectivity to commercial enterprises over leased digital telecommunications lines and HFC cable. The @Work Internet service offers telecommunications dedicated access options at peak data transmission speeds ranging from 56 Kbps to 45 Mbps. These solutions are priced competitively vis-a-vis existing alternatives. The telco-based @Work Internet service is currently available in 14 metropolitan markets including Chicago, Los Angeles, New York, Orange County, San Diego, San Francisco, Seattle, and Washington, D.C.

In February 1998, the Company and Cox announced the availability of the @Work Internet service via Cox's HFC cable infrastructure in Orange County, Phoenix, and San Diego. Businesses in these markets that are passed by two-way HFC cable can connect directly to the @Work Internet service. The @Work Internet HFC service is a shared bandwidth solution that offers peak data transmission speeds of 2 to 5 Mbps downstream using the @Home broadband network.

@Work Remote. The @Work Remote Service is the Company's first Virtual Private Networking ("VPN") solution. This solution provides a secure, high speed method for corporations to extend their Local Area Networks ("LANs") to telecommuters and branch offices via the cable infrastructure. In November 1997, the Company announced a non-exclusive agreement with TCI, Cox and Comcast to develop, deploy and market @Work Remote in areas served by these Cable Partners. The @Work Remote service also includes the network equipment and software needed to connect the corporate LAN securely to the @Home broadband network via high-bandwidth local telephone circuits. @Work Remote users will be able to gain secure access to all of their corporate LAN resources 24 hours a day, seven days a week. The Company offers virtual private network capability between branch offices and corporate headquarters.

The Company's future @Work service offerings will leverage the Company's existing connectivity solutions and its broadband network architecture to deliver more value-added services to commercial customers. @Work expects its telco-based connectivity offerings to include increased service level options as well as solutions for companies looking for multiple commercial Internet connections to provide redundancy and load balancing. The Company also plans to develop additional services that allow corporate information technology professionals to outsource certain networking tasks. For example, the Company anticipates introducing a variety of commercial web site hosting and co-location services. To further this goal, the Company entered into an agreement in March 1998 with Exodus Communications Inc., a leading provider of Internet system and network management solutions, to develop and deploy outsourced network-based commercial applications and related management services. In addition, by designing each RDC to include high-availability, high-performance servers and mass storage, the Company believes that it will have the ability to deliver and facilitate next-generation client-server and distributed-object networked business applications. See "Factors That May Affect Future Operating Results -- Risks of Technological Change."

@MEDIA SERVICES AND TECHNOLOGIES

The @Media group sells advertising and, in partnership with content providers, packages advertising-supported content and facilitates online transactions and services for @Home subscribers. Advertisers and content providers can utilize @Media technologies that enable them to exploit the high-bandwidth, multimedia capabilities of the @Home broadband network. In addition, the @Media group provides the programming services that aggregate the high-quality and compelling multimedia content delivered through the @Home user interface.

The @Media group sells advertising through several advertising formats including banners, half-banners, and the "B*box," a broadband audio/video advertising space. With the B*box, advertisers are not constrained by the Web banner paradigm and can broaden their creative presentation using video clips, audio and animation. Advertisers have the ability to enhance their message by using multimedia tools and technologies such as Flash, Quicktime Video, and Real Audio. The Company had 20 revenue generating advertisers as of December 31, 1997, including Proctor & Gamble, Clorox, Toyota and Unilever. Some of these advertisers now are purchasing advertising from the Company on a cost per thousand impression ("CPM") basis as opposed to making a one time "sponsorship" payment as was typically the case with the Company's initial advertisers. Advertisers also have reported response rates (click-throughs) substantially greater than they currently experience with traditional Web banner advertisements. The Company believes that advertisers' ability to present more compelling messages to online users will lead to advertising rates greater than those charged for banner advertising on the Web.

The Company believes that growth in its subscriber base will be critical to attracting advertisers. In addition to traditional sales and marketing efforts, the Company has developed a variety of compelling programming services delivered through the @Home Page in order to drive incremental subscriber penetration. In addition to receiving advertising fees, the @Media programming services provide a variety of revenue sources. Examples of @Media programming services include:

     Real-Time News and Entertainment Services. Continuously-updated headlines delivered in the News, Sports and Finance @Home channels, and video clips presenting top stories, sports highlights and movie previews. Current @Media partners include Bloomberg, CNN Interactive, The NBA and E! Online.

     Enhanced Search and Directory Services. Leading search and directory services integrated into the @Home Page. The Company shares in the advertising revenue generated from these services. Current @Media partners include BigBook, Excite, Infoseek, Switchboard, WhoWhere, Yahoo! and Zip2.

     Digital Audio Services. Near-CD-quality audio on various music, talk and event channels (e.g. jazz, rock and 24-hour sports talk) via the Company's TuneIn service. Users can simultaneously listen to TuneIn and browse the Internet. Current @Media partners include CNET Radio, Net Radio, SportsLine and The DJ.

     Software Purchase with Real-Time Downloading. Purchase and download software titles at speeds substantially faster and with greater reliability than a typical dial-up modem. @Home has partnered with Release Software to create the "SoftwareNow" store. In addition to faster than normal download speeds, SoftwareNow gives @Home users multiple, unique purchase options including a "Try-Before-Buy" option and rental software.

     High-Speed Multiplayer Gaming. Download and play popular Internet games against other online players, delivered via the @Home Games channel. Because the @Home Network combines high speed with very low latency, it is an excellent environment for high-quality game play. The Company has already co-located game servers on the network backbone and is currently developing the capability to offer multiplayer online games to @Home subscribers.

     Interactive Shopping. Evaluate and purchase goods via an interactive multimedia shopping experience. Current @Media partners include Amazon.com, BUYDIRECT, N2K, PC Connection and Reel.Com.

The @Media group offers a series of technologies to assist advertisers and content providers in delivering compelling multimedia advertising and premium services, including replication and co-location. Replication enables the Company's content partners to place copies of their content and applications locally on the @Home broadband network, thereby reducing the possibility of Internet bottlenecks at the interconnect points. Co-location allows content providers to co-locate their content servers directly on the @Home broadband network. Content providers can then serve their content to @Home subscribers without traversing the congested Internet. For example, CNN and Bloomberg
videos are replicated into each of the @Home RDCs.   Also, SoftwareNow servers
are co-located on the @Home backbone to enable faster downloading of software, and multiplayer game servers are co-located to enable low-latency online gaming.


THE @HOME BROADBAND NETWORK

The Company designed the @Home broadband network on the premise that sustainable, high-performance Internet access requires a new, scalable architecture to alleviate Internet bottlenecks and to enable true end-to-end network management capabilities. Residential subscribers access the network primarily through high-speed cable modems, which attach to their personal computers via a standard Ethernet connection, while businesses can also connect through CLEC telecommunications networks. The three key principles of the Company's network strategy are moving data closer to the user, end-to-end network management and "always-on" service.

Moving Data Closer to the User. The @Home broadband network utilizes caching and replication technologies to move the information that a subscriber requests close to the subscriber. Local caching reduces backbone network traffic, enabling the @Home broadband network to overcome a fundamental weakness of the Internet 3/4duplicative data transfers. For example, when a subscriber downloads a video clip from a Web site, the user must "pull" data across the Internet from that Web site to the user's ISP and finally to the user's computer. If the user's neighbor requests the same video clip from that Web site, the neighbor must pull the same data across a similar path. In contrast, the Company's approach would move the video clip over its high-speed backbone only once in a given geographic area and retain it in a local cache near the user's home where it could be accessed by every subscriber within that area without retransmission over the backbone.

End-to-End Network Management. End-to-end network management is achieved through the Company's proactive network quality, service and performance management systems. The @Home broadband network provides visibility from the Company's servers (or content partners' servers) across the backbone and all the way to the subscriber's home. Because the @Home broadband network is centrally managed, the Company can dynamically identify and enhance network quality, service and performance, or address issues before they affect the user experience.

"Always On" Service. The @Home broadband network is "always on", unlike switched technologies such as dial-up and Integrated Services Digital Network ("ISDN") technologies. The user is always connected to the Internet as long as their computer and cable modem are on. This eliminates the need for a time-consuming connection process, as with a dial-up service, and changes the way the customer uses the Internet. See "Factors That May Affect Future Operating Results -- Unproven Network Scalability, Speed and Security."

Proximate users share high-bandwidth access (much like corporate LANs) and may limit the effective bandwidth that is available to a given subscriber at a given time. However, this shared connection is particularly efficient and well suited to the sporadic nature of Internet traffic, where browsing tends to consume bandwidth in discrete bursts intermixed with periods of inactivity. As subscriber penetration increases, the cable operator has multiple cost-effective alternatives to increase capacity, including allocating additional 6 MHz channels for the @Home service or reducing the number of subscribers sharing a given bandwidth by adding nodes, with each node serving a smaller number of subscribers over the same fiber-optic infrastructure.

The primary components of the @Home broadband network are the Company's high-speed private national backbone, RDCs, regional networks, headends (including caching servers), network connections and cable modems and the Network Operations Center.

     Private National Backbone. The Company operates its own private national backbone, which consists of a network of high-speed asynchronous transfer mode ("ATM") communications services that the Company leases to connect its RDCs and regional networks with content providers and the Internet. These services currently operate at a speed of 45 Mbps and can be upgraded to 155 Mbps or higher. This backbone can be viewed as a high-speed "parallel Internet" that connects via the Company's routers to the Internet at multiple network access points ("NAPs") with "Tier-One" peering status, which permits the Company to exchange Internet traffic with other nationwide ISPs.

     Regional Data Centers. The RDCs act as service hubs for defined geographic areas, such as major metropolitan areas, providing key services, including email, news groups and chat facilities, to subscribers, managing network performance proactively, replicating content and applications, and providing a cost-efficient infrastructure to cache and multicast data throughout a region and to house local content and subscribers' Web pages. The Company uses "high availability" servers from Sun Microsystems, Inc. in its RDCs for these mission-critical activities. The Company had deployed RDCs in 19 geographic areas as of December 31, 1997. The Company estimates that to provide the @Home service throughout North America it will need to deploy between 40 and 50 RDCs.

     Regional Networks. The regional networks consist of network routers and switches that interconnect the Company's RDCs and its national backbone to multiple cable headend facilities at speeds of 45 Mbps to 155 Mbps. These networks generally take advantage of cable operators' fiber optic infrastructures that are normally used to transport cable television signals from a consolidated master headend facility to other headends within a region. This approach often allows the Company to avoid the high cost of leasing conventional high-speed communication services from local telephone companies when deploying high-speed connectivity in a region.

     Headends. The cable system headends are connected to each RDC through the regional network. In order to move data as close to the subscriber as possible and to avoid repetitive transmission of the same data, the headends employ high-performance caching servers that store frequently accessed content locally, thereby greatly reducing the amount of data transmission (and corresponding transport costs) in higher layers of the network. In addition, local caching servers can compile far more comprehensive usage data than is normally attainable on the Internet, which can be used for network troubleshooting, tuning performance and tailoring the @Home service.

     Network Connections. The last leg of the network connection is from the headend to the consumer over a cable operator's HFC cable system. Multiple fiber optic lines carry the signal from the headend out to cable "nodes" in each neighborhood, which in turn connect through traditional coaxial cable to the home. These fiber optic nodes typically service from 300 to 2,000 homes in a relatively modern cable system. In such a system, each television channel requires 6 MHz of the 450-750 MHz of total system capacity. Downstream transmission of the @Home service utilizes a similar channel. Upstream transmission, however, utilizes a frequency range not used for traditional broadcast by cable systems. This range is more prone to interference than downstream channels, which effectively limits the peak upstream transmission speed.

     Cable Modems. In the home, a cable modem connects to the cable television coaxial wiring and attaches to the user's personal computer via standard Ethernet connections. While peak data transmission speed of a cable modem depends on the specific model and can approach 10 - 27 Mbps downstream and
     0.7 - 10 Mbps upstream, the performance that subscribers actually experience is often constrained by the capacity of their personal computers, the capacity of the server being accessed, and the type of network architecture utilized. The North American cable industry has recently adopted a set of interface specifications for hardware and software to support the delivery of data services utilizing interoperable cable modems. The Company believes that these specifications, together with the agreement that the Company entered into with Intel Corporation in July 1997 relating to the development of "plug and play" modems, will facilitate the growth of the cable modem industry and the availability of lower cost interoperable cable modems through retail channels. See "Factors That May Affect Future Operating Results -- Unproven Network Scalability, Speed and Security," and " -- Dependence on Two-Way Cable Modems; New Industry Standard."

     Network Operations Center The Company provides end-to-end network management through its Network Operations Center (the "NOC"). The NOC uses advanced network management tools and systems to monitor the network infrastructure on a 24 x 7 basis, enhancing its ability to address performance bottlenecks before they affect the user experience. From the NOC, the Company can manage the @Home broadband network from end-to-end, including the backbone, RDCs, regional networks, headend facilities, servers and other components of the network infrastructure to the user's home. See "Factors That May Affect Future Operating Results -- Risk of System Failure."

The Company also utilizes certain key technologies from third parties to build and manage the @Home broadband network. In particular, the Company has established strategic relationships with Sun Microsystems, Inc. for high availability servers, Silicon Graphics, Inc. for caching servers, Cisco Systems, Inc. for network routing and switching hardware, Sprint Corporation ("Sprint") for national switched ATM backbone services, Objective Systems Integrators, Inc. for network management software, Tivoli Systems Inc. for systems management software to operate RDCs remotely, Oracle Corporation for advanced database management software, and Netscape and Microsoft for server and browser software. See "Factors That May Affect Future Operating Results -- Risks of Technological Change" and " -- Unproven Network Scalability, Speed and Security."

PRODUCT DEVELOPMENT AND ENGINEERING

The Company's product development and engineering efforts focus on the design and development of new technologies and products to increase the speed and efficiency of the Company's broadband network architecture and to facilitate the development and distribution of high bandwidth content and commercial value-added applications. The principal areas of current product development and engineering include:

 . enhancing the current @Home service offering with value-added premium services that are optimized for @Home's broadband network architecture (e.g., CD-ROM on demand, online backup, Internet fax, etc.);

 . supporting the development and deployment of self-installable modems purchased by subscribers through retail outlets;

 . enhancing caching and replication techniques to improve network performance and efficiency;

 . advancing multicasting technologies to provide efficient transport of "one-to-many" content;

 . adapting the Company's network services for use over non-HFC access technologies, such as Asymmetric Digital Subscriber Line ("ADSL") and conventional twisted-pair Ethernet wiring in multiple dwelling units ("MDUs");

 . developing advertisement targeting and content personalization systems to fit desired subscriber profiles;

 . developing VPN technology solutions to enable secure and scalable end-to-end telecommuting and other commercial services over the Company's broadband network architecture;

 . developing distributed network-based commercial applications and other value-added services that allow corporate information technology professionals to outsource certain networking tasks;

 . enhancing the Company's advanced network management capabilities to identify and address network performance issues before they affect the user experience;

 . developing advanced directory and certification services to enable the Company's subscribers to perform electronic commerce and access information and premium resources securely;

 . building a next generation network-based service provisioning and customer care platform; and

 . porting the appropriate components of the @Home Experience to TV-based
  Internet devices and developing software, email support and related services for these devices.

The Company's product development and engineering expenses for 1997, 1996 and for the period from March 28, 1995 (inception) to December 31, 1995 were $12.0 million, $6.3 million and $1.4 million, respectively.


STRATEGIC DISTRIBUTION RELATIONSHIPS

Strategic Relationships with Cable Partners. The Company has strategic relationships with eight leading cable companies whose systems pass approximately 50 million homes. Subject to certain exceptions, TCI, Comcast, Cablevision and Cox (the "Principal U.S. Cable Partners"), have granted the Company the exclusive right to offer high-bandwidth residential consumer Internet services over their cable systems for an agreed period. Rogers and Shaw have agreed to market and promote the @Home service in Canada on an exclusive basis. In addition, Marcus and InterMedia have entered into agreements to distribute the @Home service on an exclusive basis through certain of their cable systems. The following table sets forth what the Company believes are the number of homes passed by the cable systems of each of the Cable Partners and the principal cities and communities served by their cable systems as of December 31, 1997. See

"Factors That May Affect Future Operating Results -- No Obligation of Cable Partners to Carry the Company's Services; Limitations on Their Exclusivity."


                        MILLIONS OF              PRINCIPAL CITIES AND COMMUNITIES
   CABLE PARTNER       HOMES PASSED             SERVED BY CABLE PARTNERS' SYSTEMS

------------------------------------------------------------------------------------------------
   TCI                   24.1 (1)(2)(4)     Chicago, Dallas, Denver, Hartford, Miami, Pittsburgh,
                                            San Francisco Bay Area, Seattle and Washington, D.C.

   Cablevision            3.9 (2)           Long Island, Southern Connecticut, Boston, Cleveland

   Comcast                7.3               Baltimore, Detroit, Northern New Jersey, Orange
                                            County, Philadelphia and Sarasota

   Cox                    5.2               Hampton Roads, Hartford, New Orleans, Oklahoma City,
                                            Omaha, Orange County, Phoenix, Providence and San
                                            Diego

   Rogers                 2.7               London, Ottawa, Toronto, Vancouver and Victoria

   Shaw                   2.0               Calgary, Edmonton, Saskatoon, Windsor and Winnipeg

   Marcus                 1.9 (3)           Fort Worth

   InterMedia             1.4 (3)(4)        Asheville, Greenville, Nashville and Spartanburg
-----------------        -----------

   TOTAL                 48.5 (5)

Notes:

(1) TCI has announced the proposed sale or transfer of a number of cable systems to other cable companies or joint ventures, some of which do not currently have distribution arrangements with the Company. See "Factors That May Affect Future Operating Results -- Potential Disposition of Cable Systems by Principal U.S. Cable Partners."

(2) Does not reflect 1,177,755 million homes that TCI transferred to Cablevision in March 1998 nor an additional 357,819 homes that TCI anticipates transferring to Cablevision at a later date.

(3) Represents total homes passed by such Cable Partners' cable systems.
    The Company has agreements for distribution of its @Home service only with respect to the cities and communities listed, which represent a small portion of the total homes passed.

(4) Does not include approximately 0.4 million homes that TCI anticipates transferring to InterMedia subsequent to December 31, 1997.

(5) Does not include certain pending partnerships, sales or transfers involving @Home's Principal U.S. Cable Partners and potential new cable affiliates that may result in additional homes passed.

Approximately 4.5 million of the total homes were passed by upgraded two-way HFC cable as of December 31, 1997, and the Company believes that the Cable Partners will complete the upgrade of systems passing a majority of their homes within five years. However, the Cable Partners have limited experience with these upgrades, and these investments have placed a significant strain on the financial, managerial, operating and other resources of the Cable Partners, most of which are already highly leveraged, and thus have been, and the Company expects will continue to be, subject to change, delay or cancellation. Although the Company's commercial success depends on the successful and timely completion of these infrastructure upgrades, most of the Cable Partners are under no obligation to the Company to upgrade systems or to roll out, market or promote the Company's services. In addition, most of the Cable Partners have not agreed to any specific schedule for rolling out two-way HFC infrastructure improvements, and most of the Cable Partners are not contractually required to achieve any specific roll-out schedule. See "Factors That May Affect Future Operating Results, "-- Dependence on Cable Partners to Upgrade to Two-Way Cable Infrastructure Necessary to Support the @Home Service; Uncertain Availability and Timing of Upgrades," and "-- Potential Disposition of Cable Systems by Principal U.S. Cable Partners."

As of December 31, 1997, the Company had approximately 50,000 cable modem subscribers in the United States and Canada. As of December 31, 1997, TCI, Comcast, Cox, Rogers, Shaw and InterMedia had launched the @Home service in portions of the cities and communities set forth in the following table.


     TCI                      COMCAST            COX
    -----------------------   -----------------  -----------------
     Arlington Heights, IL    Baltimore, MD      Hampton Roads, VA
     Fremont, CA              Detroit, MI        Hartford, CN
     Hartford, CT             Orange County, CA  Omaha, NB
     Seattle, WA              Philadelphia, PA   Orange County, CA
                              Sarasota, FL       Phoenix, AZ
                              Union, NJ          San Diego, CA

     ROGERS                   SHAW               INTERMEDIA
     ----------------------   ---------------    ---------------
     Toronto                  Calgary            Nashville, TN
     Vancouver                Toronto


In order to shorten time to market for cable operators, the Company provides a turnkey solution, which includes not only a technology platform, but also a national brand, marketing, customer service and billing. This solution enables the Cable Partners to leverage their respective infrastructures to deliver high-bandwidth interactive data services that represent significant new revenue opportunities. The Company's Cable Partners have the additional opportunity to develop and receive all the revenues derived from local content distributed locally through portions of the @Home broadband network to local subscribers. The Cable Partners bear the cost of upgrading and maintaining their cable systems to provide high-speed two-way data transmission, installing the @Home service in subscribers' homes, procuring the cable modems needed to interface with the @Home broadband network and local marketing efforts. See "Factors That May Affect Future Operating Results -- Subscriber Growth Risks for the @Home Service."

Under the current Principal U.S. Cable Partner arrangements, the Company receives 35% of both the basic monthly fees and the fees for premium services, and the Cable Partner retains the entire installation payment. In Canada, the Company receives a smaller percentage of the monthly subscription fees billed by Rogers and Shaw because Rogers and Shaw are responsible for various costs that are not borne by the Company's Cable Partners in the United States such as the costs of providing additional customer support, data transport within Canada, and marketing and programming. In international markets, the Company anticipates that the subscriber pricing and revenue or royalty splits with cable system operators will be different from those that prevail in the United States based on differences in services and content provided by the international cable system operators, data transport costs and regulatory environments. To the extent that the Company offers terms of distribution and other services to international cable system operators that are more favorable than those offered to the four Principal U.S. Cable Partners, these Principal U.S. Cable Partners have the right to obtain such more favorable terms under a "most favored nation" provision in the Master Distribution Agreement entered into by the Principal U.S. Cable Partners and @Home as of October 10, 1997 (the "Master Distribution Agreement").

Agreement with Teleport Communications Group, Inc. ("TCG"). In April 1997, the Company and TCG entered into a Master Communications Services Agreement. TCG is the largest CLEC in the United

States, providing high-speed fiber optic telecommunications services to commercial customer sites in 65 metropolitan centers in the United States. Under its agreement with the Company, TCG will provide the Company with telecommunications facilities management and network services for the local telecommunications transport requirements of the Company's @Work services. In markets served by TCG networks, TCG will provide the Company with (i) the ability to co-locate its equipment within TCG's network distribution facilities, and (ii) transport access facilities to and from the co-located equipment, including all services provided completely on TCG's network and services provided through a combination of TCG's network and the network of a third-party local exchange carrier. The agreement provides the Company with such telecommunications services at rates generally at or below those of competing carriers, and the ability to co-locate the Company's RDCs within TCG's network distribution facilities at favorable rates. The Company's access to TCG's fiber optic network and switching infrastructure gives the Company a nationwide opportunity in the commercial marketplace, which the Company believes will accelerate the deployment of the Company's @Work services into major United States markets. TCG, which is majority-owned by TCI, Comcast and Cox, announced in January 1998 that it intends to merge with AT&T Corp., and there can be no assurance that the Company's favorable relationship with TCG will continue or will provide the anticipated benefits.


DISTRIBUTION, MARKETING AND SALES

The Company has entered into distribution arrangements for the @Home service with its eight Cable Partners and is aggressively seeking to work with additional United States and international cable companies to obtain exclusive rights to their service areas. The Company has developed a comprehensive set of step-by-step plans and certification processes to verify that cable companies have upgraded their cable systems to a two-way HFC cable infrastructure that is capable of delivering the Company's services. The Company's marketing strategy is to accelerate penetration within its geographic markets by creating awareness of the "@Home" brand, making it synonymous with a compelling online interactive multimedia experience. The Company executes this strategy through cooperative promotional programs with the Company's Cable Partners, which are licensed by the Company to use the "@Home" brand in conjunction with their own brands in the distribution of the Company's services (i.e. "Cox@Home"). Ultimately, the Company plans to leverage its growing subscriber base by marketing services that provide incremental revenue opportunities such as advertising, premium subscriber services and @Work value-added services. See "Factors That May Affect Future Operating Results -- Subscriber Growth Risks for the @Home Service," and "-- No Obligation of Cable Partners to Carry the Company's Services; Limitations on Their Exclusivity."

@Home Service. The @Home service is sold to consumer households by the Cable Partners in the markets they serve. While the Cable Partners have the primary responsibility for locally marketing the service, the Company assists them in local market planning and product promotions by providing templates and materials for print, direct mail and broadcast advertising. For example, the Company is working on producing an @Home infomercial that will be used by its Cable Partners. The Company has also initiated discussions with retailers and original equipment manufacturers ("OEMs") concerning possible sales and marketing initiatives designed to increase subscriber penetration. The Company believes that the retail and OEM channel presents a major opportunity for the Company to gain exposure to a much wider audience of consumers, provide hands-on demonstrations of the @Home service, and market "@Home" branded products (such as a starter kit including @Home software and coupons for discounted installation) or products such as personal computers and cable modems that are certified as "@Home Ready."

@Work Services. The Company's sales and marketing strategy for its @Work services utilizes both a direct sales force and indirect sales channels. The Company's direct sales force proactively calls on senior executives and chief information officers at Fortune 1,000 companies in regions where the @Work services are available. These sales are typically complex in nature and involve businesses with significant integration needs and multiple sites. The Company's direct sales force also includes both inbound and outbound telesales representatives that focus on sales to non-Fortune 1,000 companies. These telesales representatives respond to call activity and leads generated through @Work's marketing activities, including direct mail, online Web promotion and advertising, national and regional industry events, @Work seminars and promotional programs. The indirect sales team works with @Work partner companies to leverage their sales forces' distribution assets to sell @Work services. Indirect sales partners include original equipment manufacturers, value-added resellers and systems integrators. For example, in November 1997, the Company entered into an agreement with The Fourth Communications Network, Inc. to provide high-speed Internet access to hotel operators. In addition, under its agreement with TCI, Comcast and Cox for @Work Remote services, these Cable Partners will market and sell @Work Remote in their respective service areas. The Company also plans to establish distribution arrangements for its existing telco-based @Work services through its Cable Partners.

@Media Services and Technologies. The Company sells advertising to national consumer businesses through a direct sales force and attracts advertisers by providing a series of services and technologies through its Interactive Advertising Group. The Company's Interactive Advertising Group, which consists of advertising production resources, ad program management personnel and a traditional commissioned advertising sales team, works with advertisers to develop compelling advertising for the @Home Experience. The Company's Media Development Team works with leading content and application providers to create broadband content, promote transaction services and package access to premium subscription offerings. The Company and its Cable Partners market these offerings to subscribers to the @Home service through online and traditional media.

International Markets. The Company believes that international markets will provide a substantial opportunity for its services. The Company expects that many of its services will be highly transferable to international markets, recognizing that some degree of localization of content will be essential to achieving success. Accordingly, the Company plans to address targeted international markets through local partners that will market, sell and distribute the Company's services in their countries. The international markets that the Company plans to target first are Canada, the United Kingdom, Netherlands and Australia. In March 1997, the Company entered into exclusive arrangements for the distribution of its @Home service in Canada through Rogers and Shaw, the two leading cable system operators in Canada, whose systems reach approximately five million homes or 50% of the homes passed by cable in Canada. Through Rogers and Shaw, which have the right to redistribute the @Home service to other cable system operators in Canada, the Company expects to expand the distribution of its service in Canada.


CUSTOMER SERVICE AND TECHNICAL SUPPORT

The Company believes that inadequate customer service and technical support represent a major shortcoming of Internet access services. The Company and its Cable Partners have developed a comprehensive approach for managing all subscriber interactions, including installation, billing and transaction management, customer service and technical support, intended to ensure that every interaction a subscriber has with the Company's services is a positive experience. The @Home service is typically installed in the subscriber's home by a trained computer technician and a cable technician, both provided by the Cable Partner, although some Cable Partners have begun to transition to a one person installation process. The Company assists the Cable Partners in training the service installers, provides automated installation processes and collateral materials and, in some cases, coordinates installation schedules. To ensure ongoing customer satisfaction, the Company and the Cable Partners provide three tiers of customer service and technical support: general customer service (Tier
1); technical support (Tier 2); and network management support (Tier 3). Tier 1 support, including billing, is typically the responsibility of the Cable Partner, although the Company offers the full range of services and support as a complete outsourced solution, and the Cable Partners in the United States has the option of contracting with the Company for Tier 1 support at the Company's cost. Tier 2 support is frequently provided by the Company. However, a Principal U.S. Cable Partner may elect to provide Tier 2 support itself and then receive compensation from the Company in an amount equal to the resulting reduction in the Company's support costs. The Company provides Tier 3 support. The Company also provides an open "ServiceAPI" for cable operators to integrate their existing billing, service and support systems with the Company's systems. @Home provides a comprehensive set of education services to assist the Cable Partner in training installers and customer service representatives and training developers on implementing the ServiceAPI.

The Company's technical support personnel are co-located with the Company's NOC staff, who are responsible for monitoring the performance of the @Home broadband network from end-to-end on a 24 x 7 basis. The co-location of these two organizations facilitates close collaboration between the two groups to resolve subscriber problems more rapidly and to anticipate potential problems before they can affect the user experience. The Company utilizes customized network tools that enable its technical support staff to deliver solutions that would otherwise require advanced engineering analysis. The Company also has developed a state-of-the-art knowledge base system to capture and organize the latest information to meet the needs of the Company's technical support staff, Cable Partners and subscribers. By leveraging its integrated subscriber management systems and technical support database, the Company provides an online customer support service which enables comprehensive access to its service and support knowledge base by both subscribers and cable operators through the Web, email and interactive voice response. There can be no assurance, however, that the Company and its Cable Partners will provide customer and technical support at a level sufficient to satisfy the requirements of customers for the Company's services. Failure to provide a high level of customer support could limit the rate at which the Company can add new subscribers and could cause subscribers to discontinue the Company's services.



COMPETITION

The markets for consumer and business Internet services and online content are extremely competitive, and the Company expects that competition will intensify in the future. The Company's most direct competitors in this market are Internet service providers ("ISPs"), national long distance carriers, local exchange carriers, wireless service providers, online service providers (such as America Online Inc.) and Internet content aggregators. Many of these competitors are offering (or may soon offer) technologies that will attempt to compete with some or all of the Company's high-speed data service offerings. Such technologies include Integrated Services Digital Network ("ISDN") and ADSL. In January 1998, Compaq Computer Corporation, Intel Corporation, Microsoft Corporation, other technology companies and numerous telecommunication providers announced an initiative to develop a simplified version of ADSL, referred to as "ADSL Lite", that reduces the complexity and expense of installing the service. While commercial tests of this simplified version of ADSL are not expected until the end of 1998, this initiative has the potential to accelerate the deployment of ADSL services and pose a competitive threat to the Company, particularly in the business market. While the Company does not compete directly for subscribers with other cable operators offering cable-based data services given the franchise nature of the cable industry, the Company does compete with such cable operators (e.g. Time Warner Cable and MediaOne Group) to the extent they offer their cable-based data services to other cable operators that are not subject to an exclusive relationship with the Company. The bases of competition in these markets include transmission speed, reliability of service, ease of access, price/performance, ease-of-use, content quality, quality of presentation, timeliness of content, customer support, brand recognition, operating experience and revenue sharing.

Many of the Company's competitors and potential competitors have substantially greater financial, technical and marketing resources, larger subscriber bases, longer operating histories, greater name recognition and more established relationships with advertisers and content and application providers than the Company. Such competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and devote substantially more resources to developing Internet services or online content than the Company. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not materially adversely affect the Company's business, operating results or financial condition. See "Factors That May Affect Future Operating Results -- Competition."



EMPLOYEES

As of December 31, 1997, the Company had 329 employees, excluding temporary personnel and consultants. Of the total, 88 were employed in networking engineering; 97 supported the @Home service including customer support, sales, marketing and related activities; 40 supported the @Work services; 62 were employed in the @Media group and 42 were employed in general and administration. None of the Company's employees is represented by a labor union, and the Company considers its relations with its employees to be good. The Company's ability to achieve its financial and operational objectives depends in large part upon the continued service of its senior management and key technical personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such qualified personnel in the Company's industry and geographical location in the San Francisco Bay Area is intense, particularly in software development, network engineering, cable engineering and product management personnel. See "Factors That May Affect Future Operating Results -- Management of Expanded Operations; Dependence on Key Personnel."




PROPRIETARY RIGHTS

The Company regards its technology as proprietary and attempts to protect it with copyrights, trademarks, trade secret laws, restrictions on disclosure and other methods. In addition, the Company has filed patent applications, and is in the process of preparing additional patent applications, pertaining to its high-bandwidth network technology, proxy server technology and online advertising processes. However, patents may not issue from these applications, and, even if patents do issue, any claims allowed may not be sufficiently broad to protect the Company's technology or may be challenged, invalidated or circumvented. The Company also generally enters into confidentiality or license agreements with its employees and consultants, and generally controls access to and distribution of its documentation and other proprietary information.
Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products, services or technology without authorization, or to develop similar technology independently. In addition, effective copyright, patent trademark and trade secret protection may be unavailable or limited in certain foreign countries, and the global nature of the Internet makes it virtually impossible to control the ultimate destination of the Company's content offerings. Although the Company intends to protect its rights vigorously, the costs of such efforts could be substantial, and there can be no assurance that they would be successful.

The Company believes that due to the rapid pace of innovation within its industry, factors such as the technological and creative skills of its personnel are more important in establishing and maintaining a leadership position within its industry than are various legal protections of its technology.

From time to time, the Company has received, and may receive in the future, notice of claims of infringement of other parties' proprietary rights, including claims for infringement resulting from the downloading of materials by the online or Internet services operated or facilitated by the Company.
Infringement or invalidity claims (or claims for indemnification resulting from infringement claims) may be asserted or prosecuted against the Company, and such assertions or prosecutions could materially adversely affect the Company's business, operating results and financial condition. No litigation is currently pending or threatened in this area.


GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES

Although the Company's services are not directly subject to current regulations of the Federal Communication Commission (the "FCC") or any other federal or state communications regulatory agency, changes in the regulatory environment relating to the Internet connectivity market, including regulatory changes that, directly or indirectly, affect telecommunications costs, limit usage of subscriber-related information or increase the likelihood or scope of competition from the regional bell operating companies (the "RBOCs") or other telecommunications companies, could affect the Company's pricing and/or ability to successfully market its services. For example, regulation of cable television rates may affect the speed at which cable operators that have agreed or will agree in the future to provide the @Home service will be able to upgrade their cable systems as necessary to carry the Company's services. Similarly, enactment of proposed privacy legislation currently pending in Congress, which would restrict the use of subscriber information by interactive computer services for marketing and other purposes, could adversely affect the marketing of the Company's services as well as its revenue form advertising. In addition, the FCC is currently considering requests by Bell Atlantic Corporation, Ameritech Corporation, and US West Communications for relief pursuant to Section 706 of the 1996 Telecommunications Act from various restrictions and regulatory requirements which currently serve to inhibit the RBOCs' provision of Internet services. Other RBOCs are expected to pursue relief similar to that proposed in the pending RBOC petitions, which seek authority to provide high-speed, packet-switched data services, including Internet access and related services, without regard to Local Access and Transport Area ("LATA") boundaries and free from otherwise applicable access, unbundling and resale obligations and certain other regulatory requirements. The FCC also is considering a separate request which if approved would provide all Incumbent Local Exchange Carriers ("ILECs") with significant relief from existing access, unbundling, pricing, and cost recovery rules and policies, in order to encourage the deployment and operations by the ILECs of high-capacity, packet-switched networks and other advanced telecommunications facilities and related services, including Internet access services.

The Cable Partners in the United States have advised the Company that their local cable operators typically have elected to classify the provision of all or some of the @Home services as "additional cable services" under their respective local franchise agreements, and to pay franchise fees in accordance therewith. Local franchise authorities may attempt to subject cable systems to higher or other franchise fees or taxes or otherwise seek to require cable operators to obtain additional franchises, in connection with their distribution of the @Home service. There are thousands of franchise authorities, and thus it will be difficult or impossible for the Company or such cable operators to operate under a unified set of franchise requirements. Legislation has been introduced in Congress which if enacted would impose a moratorium limiting the ability of state and local governments to impose taxes on Internet services pending the formulation and submission to Congress by the President of recommendations concerning appropriate parameters for state and local taxation of such services. However, state and local authorities have expressed strong opposition to such legislation, and there remains the possibility that the @Home services may be subject to potentially burdensome taxes or other assessments in a multitude of state and local jurisdictions. It is also possible that governmental authorities may attempt to classify the Company in some other manner (e.g., as a common carrier-type service or information service) and impose additional potentially burdensome regulatory requirements on the Company, the Cable Partners, or other cable operators carrying the Company's services.

In the event that the FCC or another governmental agency were to classify the cable system operators as "common carriers" of Internet services, or cable system operators were to seek such classification as a means of protecting themselves against liabilities, the Company's rights as the exclusive ISP over the systems of certain of its Cable Partners could be lost. In addition, if the Company or its Cable Partners in the United States were classified as common carriers, they could be subject to government-regulated tariff schedules for the amounts they could charge for their services. Rogers and Shaw have informed the Company that, due to certain Canadian regulations, they are required to provide access to their respective networks to third-party ISPs. Although no third party currently uses Rogers' or Shaw's networks for purposes of offering Internet services, these Canadian regulations preclude the Company from having an exclusive contractual right to access to these networks.


ITEM 2.  PROPERTIES

The Company is headquartered in facilities consisting of approximately 135,000 square feet in Redwood City, California, which the Company occupies under a 12-year lease. Under this lease, the Company is obligated to pay for all tenant improvements, substantially all of which had been completed as of December 31, 1997. In September 1997, the Company exercised its build-to-suit option to require the landlord to build approximately 180,000 square feet of facilities on adjacent property. The Company also has two remaining separate build-to-suit options to require the landlord to build a total of approximately 220,000 additional square feet of facilities on adjacent property, subject to certain conditions. All facilities constructed under the Company's build-to-suit options will be subject to leases of up to 15 years in length, have base rent determined in relation to construction costs and will include tenant improvements paid for by the Company. In addition to its build-to-suit options, the Company has the right to purchase two of the buildings leased from the landlord consisting of approximately 200,000 total square feet. The Company has also opened a small sales office in Bala Cynwyd, Pennsylvania to support its Cable Partners in the eastern United States and eastern Canada. The Company anticipates that its existing facilities, together with the facilities the Company has the right to have built, will be adequate to accommodate its future growth for the foreseeable future.


ITEM 3.  LEGAL PROCEEDINGS

On July 8, 1997, PCTV, Inc. ("PCTV") filed a complaint against the Company in the United States District Court for the District of New Hampshire asserting rights in the @Home trademark. In the complaint, PCTV alleges trademark infringement and unfair competition based on the Company's use of the @Home mark and requests damages and injunctive relief. PCTV is a New Hampshire corporation that produces computer-related television programs such as "Business Computing," "Computer Chronicles" and "@Home." PCTV alleges that it first used the @Home mark in August 1994.

In February 1998, the Company and PCTV entered into a Settlement Agreement pursuant to which PCTV assigned any and all right, title and interest in the @Home trademark to the Company and agreed to dismiss the complaint with prejudice. The Company, in turn, agreed to: enter into certain distribution arrangements for its @Home and @Work services with PC Connection Inc., an affiliated company of

PCTV engaged in the direct marketing of computer hardware and software ("PCC"); promote PCC on the @Home service; and make a one time immaterial payment to PCTV.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders in the fourth quarter of 1997.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market for Registrant's Common Equity. The Company's Series A Common Stock is traded on the National Market System of the Nasdaq Stock Market, Inc. (the "NASDAQ National Market") under the symbol "ATHM." The following table sets forth the range of the high and low sale prices by quarter as reported on the Nasdaq National Market since July 11, 1997, the date the Company's Common Stock commenced trading.

Quarter                                                High      Low
----------------------------------------------------  -------  -------
     1997 Third Quarter (commencing July 11, 1997)    25 5/16       17
     1997 Fourth Quarter                               29 3/8  18 7/16

As of March 15, 1998, the number of stockholders of record was 592. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

Sales of Unregistered Securities. Effective October 2, 1997, the Company entered into a Letter Agreement and Term Sheet with Cablevision, Comcast, Cox, TCI and Kleiner Perkins Caufield & Byers (the "Cablevision Agreement"). The Cablevision Agreement provides that Cablevision will enter into a Master Distribution Agreement for the distribution of the Company's @Home service on substantially the same terms and conditions as TCI, Comcast and Cox. The Cablevision Agreement also provides for the issuance to Cablevision of a warrant to purchase up to 7,875,784 shares of the Company's Series A Common Stock at an exercise price of $0.50 per share (the "Warrant"). The Warrant is immediately exercisable, subject to the receipt of all necessary governmental consents or approvals. The Agreement provides for the issuance of an additional warrant to Cablevision to purchase up to 3,071,152 shares of the Company's Series A Common Stock at an exercise price of $0.50 per share to the extent certain cable television systems are transferred from TCI and its controlled affiliates to CSC or certain controlled affiliates (the "Contingent Warrant"). The securities issued to Cablevision were issued in a transaction exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

Use of Proceeds from Sales of Registered Securities. The Company commenced its Initial Public Offering ("IPO") on July 11, 1997 pursuant to a Registration Statement on Form S-1 (File No. 333-27323). In the IPO the Company sold an aggregate of 10,350,000 shares of its Series A Common Stock (including 1,350,000 shares sold pursuant to the exercise of the Underwriters' over-allotment option) at an initial price of $10.50 per share. The IPO was closed on July 16, 1997.

Aggregate proceeds from the IPO were $108,675,000, which included $14,175,000 in aggregate proceeds due to the exercise of the underwriters' option to purchase shares to cover over-allotments. The Company paid underwriters' discounts and commissions of $7,607,250 and other expenses of approximately $1,300,000 in connection with the IPO. The total expenses paid by the Company in the IPO were $8,907,250, and the net proceeds to the Company in the IPO were $99,767,750.
The entire amount has been allocated for general corporate purposes, including working capital requirements of the Company resulting from its growth. None of the net proceeds of the Offering were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10 percent or more of any class of equity securities of the Company, or an affiliate of the Company.

ITEM 6.   SELECTED FINANCIAL DATA

The following selected consolidated financial data is qualified by reference, and should be read in conjunction with, the Company's Consolidated Financial Statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein. The selected consolidated statement of operations data presented below for the years ended December 31, 1997, 1996 and for the period from March 28, 1995 (Inception) to December 31, 1995, respectively, and the selected consolidated balance sheet data as of December 31, 1997, 1996, and 1995, are derived from consolidated financial statements of the Company that have been included elsewhere herein.

                                                                                                         PERIOD FROM
                                                                       YEAR ENDED DECEMBER 31,          MARCH 28, 1995
                                                               ---------------------------------------  (INCEPTION) TO
                                                                  1997                       1996        DEC. 31, 1995
                                                               ----------                  --------     --------------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues (1)............................................        $   7,437                  $    676          $    --
Costs and expenses(2):
  Operating costs.......................................           22,459                     6,969               --
  Product development and
   engineering..........................................           11,984                     6,312            1,447
  Sales and marketing...................................           11,863                     6,368              496
  General and administrative............................           10,635                     6,054              943
                                                                ---------                  --------          -------
Total costs and expenses before
 cost of distribution agreement.........................           56,941                    25,703            2,886
                                                                ---------                  --------          -------
Loss from operations before
 cost of distribution agreement.........................          (49,504)                  (25,027)          (2,886)
Interest income, net....................................            3,033                       514              130
                                                                ---------                  --------          -------
Loss before cost of
 distribution agreement.................................          (46,471)                  (24,513)          (2,756)
Cost of distribution
 agreement..............................................          172,591                        --               --
                                                                ---------                  --------          -------
Net loss................................................        $(219,062)                 $(24,513)         $(2,756)
                                                                =========                  ========          =======
Pro forma basic and diluted net
  loss per share (3)....................................        $   (2.12)                 $  (0.26)         $ (0.03)
                                                                =========                  ========          =======
Pro forma shares used in per
  share calculation (3).................................          103,543                    96,120           95,252
                                                                =========                  ========          =======
----------------
(1) Revenues from related parties.......................        $   2,948                  $    634          $    --
                                                                =========                  ========          =======
(2) Depreciation and amortization
    included in costs and expenses......................        $   8,913                  $  1,903          $    42
                                                                =========                  ========          =======

(3) Net loss per share differs from amounts reported in the Company's press release dated January 20, 1998 and the Form S-1 filed with the Securities and Exchange Commission based on new guidance and pronouncements as discussed in Note 1 of the Notes to Consolidated Financial Statements.

                                                                AS OF DECEMBER 31,
                                                           ----------------------------
                                                             1997       1996     1995
                                                           ---------  --------  -------
Consolidated Balance Sheet Data:
Cash, cash equivalents, and short-term cash investments..   $120,379   $16,770   $6,907
Working capital..........................................    101,390    10,573    6,244
Total assets.............................................    160,583    33,388    8,124
Capital lease obligations, less current portion
and other long-term liabilities..........................     17,471     7,329       --
Stockholders' equity.....................................    119,062    18,317    7,212

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company is a leading provider of Internet services over the cable television infrastructure and leased digital telecommunications lines to consumers and businesses. The Company's primary offering, the @Home service, allows residential subscribers to connect their personal computers via cable modems to a new high-speed Internet backbone network developed and managed by the Company. This service enables subscribers to receive the "@Home Experience," which includes Internet service over HFC cable, at average transmission speeds of up to 100 times faster than typical dial-up connections, "always on" connection, and rich multimedia programming through an intuitive graphical user interface.

The technology foundation of the @Home Experience is the @Home broadband network -- a "parallel Internet" that optimizes traffic routing, improves security and consistency of service, and facilitates end-to-end network management. The Company has implemented a nationwide backbone, designed and built its Network Operations Center with 24 x 7 capabilities, deployed 19 RDCs, implemented an integrated customer management system including billing and customer care support, and implemented a customized browser.

The content foundation of the @Home Experience is provided by the Company's @Media group. @Media's programming services enhance the @Home Experience by aggregating high-quality and compelling multimedia content from the Internet into an intuitive graphical user interface. The home page for the @Home Experience provides the user with access to an array of multimedia content "Channels," powerful tools and Web-based applications designed specifically to take advantage of the @Home broadband network. The @Media group also sells advertising, works with content providers to aggregate content and facilitate online transactions, and plans to offer premium services. As of December 31, 1997, the Company had 20 revenue generating advertisers.

The Company has entered into distribution arrangements for the @Home service with TCI, Cablevision, Comcast, Cox, Rogers, Shaw, Marcus and InterMedia, whose cable systems pass approximately 50 million homes in North America. As of December 31, 1997, approximately 4.5 million of these homes were passed by upgraded two-way HFC cable, and the Company believes that its Cable Partners will complete the upgrade of systems passing a majority of their homes within five years. As of December 31, 1997, the Company had launched its service through its Cable Partners in portions of 21 cities and communities in the United States and Canada and had approximately 50,000 cable modem subscribers. In the United States, the @Home service is sold for a flat monthly fee generally ranging from $35 to $55, which typically includes the cost of a cable modem. Under the current Cable Partner arrangements in the United States, the Company receives 35% of both the basic monthly fees and the fees for premium services, and the Cable Partner retains the entire installation payment. In Canada, the Company receives a smaller percentage of the monthly subscription fees billed by Rogers and Shaw because Rogers and Shaw are responsible for various costs that are not borne by the Company's Cable Partners in the United States, such as the costs of providing additional customer support, data transport within Canada, and marketing and programming.

The Company is developing software and a specialized @Home service to enable set-top boxes connected to televisions and cable modems to deliver the @Home Experience to the broad market that does not use computers. In addition, in February 1998, the Company entered into a Memorandum of Understanding with TCI's National Digital Television Center ("NDTC"). The Memorandum of Understanding contemplates that @Home will supply email accounts for these devices and will provide connectivity, geographically dispersed mail servers and overall system management for TCI's email services. @Home also would work with NDTC on the overall software integration related to TCI's advanced digital set-top devices. See "Factors That May Affect Future Operating Results -- Risks Associated with Joint Development Efforts."

For businesses, the Company's @Work services provide end-to-end managed connectivity for Internet, intranet and extranet solutions over a variety of transport media including leased digital telecommunications lines. The Company currently offers two services: @Work Internet, a high-speed Internet connectivity service for commercial enterprises; and @Work Remote, a Virtual Private Networking telecommuting solution. The Company receives 100% of installation and monthly access fees for its @Work Internet services, the substantial majority of which in 1997 were delivered via leased digital telecommunications lines. As of December 31, 1997, the Company was receiving revenue from approximately 300 @Work Internet customers and had agreements with more than 200 additional customers to begin to install service. Revenues from @Work Remote are not yet significant but are expected to increase in 1998 as a result of an agreement between the Company, TCI, Cox and Comcast to develop, market and deploy this service.

In order to accelerate deployment of the @Work connectivity solutions into major U.S. metropolitan areas, the Company established a strategic relationship with TCG, the country's largest CLEC, in April 1997, to provide co-location facilities and local telecommunication circuits for @Work's infrastructure and subscriber connectivity. By combining the @Home broadband network with cable, telephone and technology relationships, @Work provides a foundation for nationwide delivery of network-based business applications and other value-added data networking services.

Effective October 2, 1997, the Company entered into a Letter Agreement and Term Sheet with Cablevision, Comcast, Cox, TCI and Kleiner Perkins Caufield & Byers (the "Cablevision Agreement"). Pursuant to the Cablevision Agreement, Cablevision entered into a Master Distribution Agreement for the distribution of the Company's @Home service on substantially the same terms and conditions as TCI, Comcast and Cox. Although Cablevision and the other Principal U.S. Cable Partners are subject to certain exclusivity obligations that prohibit them from obtaining high-speed (greater than 128 Kbps) residential consumer Internet services from any source other than the Company, Cablevision and the other Principal U.S. Cable Partners are under no obligation to upgrade their cable systems to two-way cable infrastructure and are under no affirmative obligation to roll out, market, promote or carry any of the Company's services. The exclusivity obligations in favor of the Company expire on June 4, 2002, and may be terminated sooner under certain circumstances. These exclusivity obligations also are subject to exceptions that would permit Cablevision and the other Principal U.S. Cable Partners to engage in certain activities which could compete, directly or indirectly, with the activities of the Company.

The Cablevision Agreement also provides for the issuance to Cablevision of a warrant to purchase up to 7,875,784 shares of the Company's Series A Common Stock at an exercise price of $0.50 per share (the "Warrant"). The Warrant is immediately exercisable, subject to the receipt of all necessary governmental consents or approvals. The Agreement provides for the issuance of an additional warrant to Cablevision to purchase up to 3,071,152 shares of the Company's Series A Common Stock at an exercise price of $0.50 per share to the extent certain cable television systems are transferred from TCI and its controlled affiliates to Cablevision or certain controlled affiliates (the "Contingent Warrant"). As of December 31, 1997, none of the shares subject to the Contingent Warrant were immediately exercisable and the Company recorded a non-cash charge in the fourth quarter of 1997 of $172.6 million, which represents the cost of the Cablevision Agreement, based on the fair value of the Warrant. During the first quarter of 1998, the contingencies surrounding the Contingent Warrant were satisfied as to 2,355,514 shares of Series A Common Stock. Accordingly, an additional charge to operations of approximately $74.5 million, representing the fair value of the Contingent Warrant, will be recorded in the first quarter of 1998. See Note 6 of Notes to Consolidated Financial Statements.

As of December 31, 1997, the Company had expended approximately $118.6 million on capital expenditures and operating costs and expenses to design and build the @Home broadband network and the corporate infrastructure necessary to support the roll-out of the @Home and @Work services. The Company currently intends to increase its capital expenditures as well as its operating and sales and marketing expenditures in order to expand its network to support additional expected subscribers in existing and future markets and to provide the Company's services to a growing number of potential subscribers. To the extent that cable modems are successfully marketed in the future through retail and other mass-market channels, additional expenditures customary in this channel could be incurred. As a result, the Company expects to continue to incur additional substantial net losses for the foreseeable future. The Company has incurred net losses from operations in each fiscal period since its inception and, as of December 31, 1997, had an accumulated deficit of $73.7 million (before the $172.6 million charge recorded in the fourth quarter of 1997 in connection with the Cablevision Agreement), and an accumulated deficit of $246.3 million, including the charge relating to the Cablevision Agreement.


RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996 (DOLLARS IN THOUSANDS)


REVENUES                           1997    CHANGE    1996
--------                          ------   ------    ----
Revenues                          $7,437   1,000%    $676

Revenue. The Company's revenues consist of monthly subscription fees for the @Home residential service, installation and monthly access fees for @Work services, fees for advertising and from @Media content providers, and fees for customer support activities for cable system operators, all of which are recognized during the period in which services are provided. Total revenues for the year ended December 31, 1997 equaled $7.4 million, an increase of $6.7 million over revenues of $676,000 for the year ended December 31, 1996. Related party revenues as a percentage of total revenues for the years ended December 31, 1997 and 1996, respectively, were approximately 40% and 94%. For the year ended December 31, 1997, revenues from @Work services in the United States and from the @Home service in Canada contributed significantly to the Company's total revenues, especially during the second half of the year. The Company anticipates that revenues from @Work services will continue to increase as a percentage of total revenues in 1998.


COSTS AND EXPENSES                       1997    CHANGE    1996
------------------                     --------  -------  -------
Operating Costs                        $ 22,459     222%  $ 6,969
Product Development and Engineering      11,984      90%    6,312
Sales and Marketing                      11,863      86%    6,368
General and Administrative               10,635      76%    6,054
                                       --------     ---   -------
   Total Costs and Expenses Before
     Cost of Distribution Agreement      56,941     122%   25,703
Cost of Distribution Agreement          172,591     N/A        --
                                       --------  ------   -------
 Total Costs and Expenses              $229,532     N/A   $25,703

Total Costs and Expenses. Total costs and expenses before the $172.6 million non-cash charge related to the Cablevision Agreement, were $56.9 million and $25.7 million for the years ended December 31, 1997 and 1996, respectively. This year over year increase was primarily a result of operating costs associated with expansion and deployment of the @Home broadband network to support the @Home service subscriber growth, additional corporate infrastructure investments, and the start-up of @Work services. The Company believes continued expansion of operations as well as its network infrastructure is critical to the achievement of its goals and anticipates that costs and expenses will continue to increase significantly in each quarter for the foreseeable future.

Operating Costs. Operating costs are primarily related to providing services to customers and maintaining the @Home broadband network, which includes the functional areas of customer and technical support, RDCs, content programming, and @Home and @Work telecommunications costs. Included in operating costs are salaries and related expenses for personnel, telecommunication ("transport") costs and the depreciation, amortization and maintenance of capital equipment. Operating costs were $22.5 million and $7.0 million for the years ended December 31, 1997 and 1996, respectively. This increase was primarily a result of: maintenance and depreciation of capital equipment in support of the RDCs and headend architecture; additional transport costs to support the deployment of the @Home broadband network to additional sites; customer service operations; development of additional content programming resources; and the launch of @Work services. During 1998, costs are expected to increase substantially in absolute dollars as the Company continues to make investments in network infrastructure, computer systems to support the growth in the Company's operations, and increased personnel and transport costs.

Product Development and Engineering.   Product development and engineering
expenses consist primarily of salaries and related expenses for personnel, fees to outside contractors and consultants, the allocated cost of facilities, and the depreciation and amortization of capital equipment. Product development and engineering expenses were $12.0 million and $6.3 million for the years ended December 31, 1997 and 1996, respectively. The higher level of expenses for product development and engineering were attributable principally to increases in personnel and related expenses incurred primarily in four areas: the design, testing and deployment of the @Home broadband network; the development of software tools and enabling platforms for the creation and distribution of enhanced content; applications development specifically designed to take advantage of the @Home broadband network; and the development of @Work services. Product development and engineering costs have been expensed as incurred.
During 1998, costs in this area are expected to increase substantially due in part to the Company embarking on the development of technologies related to the advanced digital set-top box and to the scaling of the Company's network backbone.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and promotional expenses. Sales and marketing expenses were $11.9 million and $6.4 million for the years ended December 31, 1997 and 1996, respectively. This year over year increase was principally the result of: continued increases in sales and marketing activities to support the expansion of regional deployments of the @Home and @Work services; the expansion of the Company's sales force and related travel and entertainment expenses; expenditures for trade shows; and increased marketing activities, including market development funds, to attract additional cable partners, subscribers and corporate accounts. Costs in this area are expected to increase significantly in 1998 primarily due to personnel and other costs required to increase the Company's focus on national branding, national promotions and retail sales efforts.

General and Administrative. General and administrative expenses consist primarily of administrative and executive personnel costs, fees for professional services and the costs of in-house systems and infrastructure to support the operations of the Company. General and administrative expenses were $10.6 million and $6.1 million for the years ended December 31, 1997 and 1996, respectively. This increase was the result of: additions of personnel to support the operations of the Company and their related costs; stock compensation charges resulting from stock options and stock purchase agreements;

additional facilities expenditures; and additional expenses related to activities and requirements of becoming a publicly traded company. During 1998, the Company anticipates that costs in this area will continue to grow significantly.

Interest Income, Net. Interest income, net, represents interest earned by the Company on its cash and short-term cash investments, less interest expense on capital lease obligations. Interest income, net was $3.0 million and $514,000 for the years ended December 31, 1997 and 1996, respectively. Interest income for 1997 was $4.2 million as compared to $693,000 for 1996. This increase was principally due to the increased balances available to invest resulting from the Company's Series C Preferred Stock financing in April 1997 and the Company's IPO in July 1997. Interest expense for 1997 was $1.2 million as compared to $179,000 for 1996. This increase was due primarily to significant increases in capital lease obligations associated with the Company's leasing of capital equipment.

Income Taxes. Due to operating losses incurred since inception, the Company has not recorded a provision for income taxes in 1997 or 1996. At December 31, 1997, the Company had net deferred tax assets of $99.6 million relating principally to tax net operating loss carryforwards and the temporary difference relating to the non-cash charge recorded in 1997 for certain warrants issued in connection with the Cablevision Agreement. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. A valuation allowance has been recorded for the net deferred tax assets as of December 31, 1997 and 1996, due to the lack of earnings history of the Company. Accordingly, the Company has not recorded any income tax benefit for net losses incurred for any period from inception through December 31, 1997. See Note 7 of Notes to Consolidated Financial Statements.

Net Loss. The net loss before the charge for the Cablevision Agreement were $46.5 million and $24.5 million for the years ended December 31, 1997 and 1996, respectively. The net loss for the year ended December 31, 1997 of $219.1 million includes a non-cash charge of $172.6 million related to the Cablevision Agreement. The increase in net loss before the Cablevision Agreement charge was primarily a result of additional business activities, partially offset by the additional revenues attributable to the expansion of the Company's @Home and @Work services. The Company anticipates that the quarterly net loss, excluding charges related to the Cablevision Agreement or potential performance-based warrant charges, will begin to decline during 1998 as sequential revenues grow at a faster rate than sequential expenses.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO THE PERIOD MARCH 28, 1995 (INCEPTION) TO DECEMBER 31, 1995 (INCEPTION PERIOD) (DOLLARS IN THOUSANDS)

REVENUES                                    1996          Change          1995
--------                               --------------  -------------  -------------
Revenues                                      $ 676       N/A               $  --

Revenue. Total revenues for the year ended December 31, 1996, and for the period from March 28, 1995 (inception) to December 31, 1995 (the "Inception Period"), were $676,000 and $0, respectively. The Company began recognizing revenues in September 1996. Substantially all of the Company's revenues for 1996 were derived from customer services provided to TCI and Comcast. Revenues from related parties (the Principal U.S. Cable Partners) represented 94% of revenues for the year ended December 31, 1996.

     COSTS AND EXPENSES                      1996    CHANGE    1995
     ------------------                     -------  -------  ------
     Operating Costs                        $ 6,969     N/A   $   --
     Product Development and Engineering      6,312     336%   1,447
     Sales and Marketing                      6,368   1,184%     496
     General and Administrative               6,054     542%     943
                                            -------   -----   ------
       Total Costs and Expenses             $25,703     791%  $2,886

Total Costs and Expenses. Total costs and expenses for the year ended December 31, 1996, and for the Inception Period were $25.7 million and $2.9 million, respectively. This increase was primarily a result of additional activities related to the development, testing and deployment of the @Home broadband network and to support the subscriber growth of the @Home service commencing in the third quarter of 1996.

Operating Costs. As a development stage company with no revenues, there were no operating costs during the Inception Period. For the year ended December 31, 1996, operating costs were $7.0 million, primarily as a result of activities associated with deploying the @Home broadband network and the @Home service. These expenses were primarily in the areas of: the development of content programming resources; transport costs related to the deployment of the @Home broadband network; maintenance and depreciation of capital equipment; and the start-up of customer service operations to support the subscriber base.

Product Development and Engineering. Product development and engineering expenses increased from $1.4 million for the Inception Period to $6.3 million for the year ended December 31, 1996 as a result of additional personnel costs and related expenses required to support the design, testing and deployment of the @Home broadband network. All product development and engineering costs have been expensed as incurred.

Sales and Marketing. Sales and marketing expenses were $6.4 million and $500,000 for the year ended December 31, 1996 and the Inception Period, respectively. This year over year increase was principally the result of continued increases in sales and marketing activities to support the expansion of regional deployments of the @Home and @Work services.

General and Administrative. General and administrative expenses increased from $943,000 for the Inception Period to $6.1 million for the year ended December 31, 1996. The increase in general and administrative costs also included stock compensation charges resulting from stock options and restricted stock purchase agreements as well as additional facilities expenditures.

Interest Income, Net. Interest income, net increased from $130,000 for the Inception Period to $514,000 for the year ended December 31, 1996.

Income Taxes. Due to operating losses incurred since inception, the Company did not record a provision for income taxes in 1996 or 1995. At December 31, 1996, the Company had net deferred tax assets of $10.9 million relating principally to tax net operating loss carryforwards and other temporary differences. A valuation allowance has been recorded for the net deferred tax assets as of December 31, 1996, due to the lack of earnings history of the Company. See Note 7 of Notes to Consolidated Financial Statements.

Net Loss. The net loss for the Inception Period was $2.8 million as compared to $24.5 million for the year ended December 31, 1996. The increase was due primarily to increases in expenses as a result of additional business activities.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations primarily through a combination of private and public sales of equity securities and capital equipment leases. At December 31, 1997, the principal source of liquidity for the Company was $120.4 million of cash, cash equivalents and short-term cash investments, as compared to $16.8 million at December 31, 1996. The Company finances and expects to continue financing a substantial amount of its capital equipment expenditures from a variety of sources, including direct vendor leasing programs, third party commercial leasing arrangements and bank financing.

In September, 1997, the Company entered into a Term Loan Agreement (the "Term Loan") with Silicon Valley Bank (the "Bank"). The Term Loan provides for borrowings of up to $8.0 million to finance the acquisition of property, equipment and improvements, and to collateralize letters of credit. Borrowings under this Term Loan bear interest at the Bank's prime rate. As of December 31, 1997, there were no borrowings under this Term Loan although there was an outstanding letter of credit in the amount of $568,000 issued as a security deposit on real estate. Under the Term Loan, the Company is required to meet certain financial covenants. The Term Loan expires in September 2001.

Net cash used in operating activities for 1997 was $31.6 million primarily as a result of net losses ($46.5 million) after adjustment for the non-cash Cablevision Agreement charge ($172.3 million), partially offset by depreciation and amortization ($8.9 million) and changes in other accrued liabilities ($7.9 million). Net cash used in operating activities for 1996 was $19.3 million, primarily as a result of net losses. Net cash used in operating activities for the Inception Period was $2.1 million.

Net cash used in investing activities in 1997 was $79.1 million, primarily from purchases of short-term cash investments ($103.0 million) and cash purchases of property, equipment, and improvements ($10.0 million), partially offset by sales and maturities of short-term cash investments ($33.9 million). Net cash used for investing activities in 1996 of $14.3 million was primarily the result of purchases of short-term cash investments ($9.0 million) as well as the cash purchases of property, equipment and improvements ($7.3 million). Gross capital expenditures for equipment, software, furniture, leasehold improvements and fixtures for the years 1997 and 1996 were $26.5 million and $15.2 million, respectively, of which $16.5 million and $7.9 million, respectively, were financed through capital leases. Net cash used in investing activities for the Inception Period was $1.0 million.

Net cash provided by financing activities for 1997 was $145.2 million, resulting primarily from net proceeds of $46.3 million from the sale of Preferred Stock in April 1997, and net proceeds from the Company's IPO in July 1997 of $99.8 million. For 1996, cash provided by financing activities was $36.5 million, resulting primarily from net proceeds from the sale of Preferred Stock ($35.0 million) in several private offerings. Net cash provided by financing activities for the Inception Period was $6.8 million.

The Company believes that it has the financial resources needed to meet its presently anticipated business requirements, including capital expenditure and strategic operating programs, for at least the next twelve months. Thereafter, if cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may need to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity or convertible debt securities may result in additional dilution to the Company's stockholders. There can be no assurance that the Company will be able to raise any such capital on terms acceptable to the Company or at all.

The Company is headquartered in facilities consisting of approximately 135,000 square feet in Redwood City, California, which the Company occupies under a 12-year lease. Under this lease, the Company is obligated to pay for all tenant improvements, substantially all of which had been completed as of

December 31, 1997. In September 1997, the Company exercised its build-to-suit option to require the landlord to build approximately 180,000 square feet of facilities on adjacent property. The Company also has two remaining separate build-to-suit options to require the landlord to build a total of approximately 220,000 additional square feet of facilities on adjacent property, subject to certain conditions. All facilities constructed under the Company's build-to-suit options will be subject to leases of up to 15 years in length, have base rent determined in relation to construction costs and will include tenant improvements paid for by the Company. In addition to its build-to-suit options, the Company has the right to purchase two of the buildings leased from the landlord consisting of approximately 200,000 total square feet. The Company has also opened a small sales office in Bala Cynwyd, Pennsylvania to support its Cable Partners in the eastern United States and eastern Canada. The Company anticipates that its existing facilities, together with the facilities the Company has the right to have built, will be adequate to accommodate its future growth for the foreseeable future.


IMPACT OF ADOPTION OF NEW ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"). FAS 128 specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. This statement is effective for financial statements issued for periods ending after December 15, 1997. Under the new requirements, primary earnings per share (referred to as basic earnings per share under the new pronouncement) excludes the dilutive effect of stock options.

In February 1998, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 98 ("SAB 98"). Under SAB 98, certain shares of convertible preferred stock, options, and warrants to purchase common stock, issued at prices substantially below the per share price sold in the Company's IPO in July 1997, previously included in the computation of shares outstanding pursuant to Staff Accounting Bulletin Nos. 55, 64, and 83 are now excluded from the computation. Basic and diluted net loss per share for the years ended December 31, 1997 and 1996 have been restated to apply the requirements of FAS 128 and SAB 98.

As described above, the adoption of FAS 128 and SAB 98 require certain changes in the manner in which the Company calculates net loss per share. Under FAS 128 and SAB 98, shares exercised and unvested, and therefore subject to repurchase by the Company upon termination of employment, are excluded from the basic and diluted net loss per share calculation. The weighted average number of equivalent shares applicable to unvested common stock subject to repurchase agreements which were excluded from the computation of net loss per share were approximately 10.4 million shares for the year ended December 31, 1997. This restatement had the effect of increasing the pro forma basic and diluted net loss per share for 1997 from $1.92 to $2.12, and for 1996 from $0.22 to $0.26. In addition, for the quarter ended December 31, 1997, the pro forma basic and diluted net loss per share before the Cablevision Agreement were revised from $0.10 to $0.11, and the pro forma basic and diluted net loss per share after the Cablevision Agreement increased from $1.55 to $1.67.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components. Additionally, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes reporting standards regarding operating segments, products and services, geographic areas and major customers. The Company is required to adopt these Statements in 1998. Adoption of these Statements is expected to have no impact on the Company's consolidated financial position, results of operations or cash flows.


IMPACT OF THE YEAR 2000 ISSUE

The Company has recently commenced reviewing its internal management information systems as well as third parties' systems in order to assess the possible impact of year 2000 issues on its business. The Company expects this review and assessment will enable it to develop plans for any necessary changes, including the testing and implementation of these changes and to make estimates of the likely time and costs of any required changes. To the extent that such modifications need to be made, the Company will endeavor to make them on a timely basis and does not believe that the cost of such modifications will have a material effect on the Company's operating results, due to its relatively short operating history and small number of installed computer systems.


FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

Unproven Business; No Assurance of Profitability. The Company was incorporated in March 1995, commenced operations in August 1995, and has incurred net losses from operations in each fiscal period since its inception. As of December 31, 1997, the Company had an accumulated deficit of $73.7 million (before the $172.6 million charge recorded in the fourth quarter of 1997 in connection with the Cablevision Agreement), and an accumulated deficit of $246.3 million, including the charge relating to the Cablevision Agreement. In addition, the Company currently intends to increase its capital expenditures and operating expenses in order to expand its network to support additional expected subscribers in existing and future markets, to support the continued roll-out of its @Work services and to market and provide the Company's services to a growing number of potential subscribers. As a result, the Company expects to incur additional substantial operating and net losses for the foreseeable future. The profit potential of the Company's business model is unproven. The @Home service has only recently been launched, was only available in portions of 21 geographic markets as of December 31, 1997 and may not achieve broad consumer or commercial acceptance. The Company's @Work services have also only recently been launched. Although approximately 500 organizations have agreed to utilize @Work services as of December 31, 1997, @Work services may not achieve broad commercial acceptance and the current rate of deployment for @Work services may not be sustained. The Company has difficulty predicting whether the pricing models for its Internet services will prove to be viable, whether demand for its Internet services will materialize at the prices it expects its Cable Partners to charge (for the @Home service) or the prices it charges (for @Work services), or whether current or future pricing levels will be sustainable. If such pricing levels are not achieved or sustained or if the

Company's services do not achieve or sustain broad market acceptance, the Company's business, operating results and financial condition will be materially adversely affected. There can be no assurance that the Company will ever achieve favorable operating results or profitability.

Subscriber Growth Risks for the @Home Service. As of December 31, 1997, the Company had approximately 50,000 cable modem subscribers to its @Home service. The Company's ability to increase the number of subscribers to the @Home service to achieve its business plans and generate future revenues will be dependent on a number of factors, many of which are beyond the Company's control. These factors include, among others: (i) the rate at which the Company's current and future Cable Partners upgrade their cable infrastructures; (ii) the ability of the Company and its Cable Partners to coordinate timely and effective marketing campaigns with the availability of such upgrades; (iii) the success of the Cable Partners in marketing the @Home service to subscribers in their local cable areas; (iv) the prices that the Cable Partners set for the @Home service and its installation; (v) the speed at which the Cable Partners can complete the installations required to initiate service for new subscribers; and (vi) the quality of customer and technical support the Company and its Cable Partners provide. The Company believes subscriber growth has been constrained, and will continue to be constrained, by the amount of time required to install the @Home service for each residential consumer. In addition, most of the Company's Cable Partners are not obligated to upgrade their cable infrastructures or market the @Home service. Moreover, the @Home service is currently priced at a premium to many other online services, and large numbers of subscribers may not be willing to pay a premium for the @Home service. Because of the foregoing factors, among others, the Company is able to forecast its revenues or the rate at which it will add new subscribers with only a limited degree of accuracy. The Company may not be able to increase its subscriber base in accordance with its internal forecasts or the forecasts of industry analysts or to a level that meets the expectations of investors. The rate at which subscribers have increased during the four quarters of 1997 should not be taken as indicative of the rate at which subscribers may be expected to increase in the future. In particular, while the Company has forecast that its number of subscribers could grow to 350,000 or more by the end of 1998 from approximately 50,000 subscribers at the end of 1997, the Company may not achieve this level of subscriber growth, particularly given the risks set forth in this "Factors That May Affect Future Operating Results" section.

Potential Fluctuations in Quarterly Operating Results. The Company's quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. Factors that may affect the Company's quarterly operating results attributable to its @Home service include: (i) the timing of the Company's Cable Partners' upgrades of their cable infrastructures and roll-outs of the @Home service; (ii) the rate at which customers subscribe to the Company's Internet services and the prices subscribers pay for such services; (iii) subscriber churn rates; (iv) changes in the revenue splits between the Company and its Cable Partners; (v) the demand for Internet advertising; (vi) the effectiveness of the Cable Partners' marketing and other operations; and (vii) potential competition with Cable Partners for advertising revenue. Quarterly operating results attributable to the Company's @Work services are dependent on: (i) the demand for, and level of acceptance of, the Company's corporate Internet, intranet and extranet connectivity and telecommuting solutions; (ii) the introduction of, demand for, and level of acceptance of, the Company's value-added business applications; and
(iii) in part, the timing of the Cable Partners' upgrades of their cable infrastructures. The Company operates with very little backlog, and quarterly sales and operating results are difficult to forecast even in the short term. A significant portion of the Company's expenses are fixed in advance based in large part on future revenue forecasts. If revenue is below expectations in any given quarter, the adverse impact of the shortfall on the Company's operating results may be magnified by the Company's inability to adjust spending to compensate for the shortfall. Moreover, the Company's Cable Partners have complete discretion regarding the pricing of the @Home service in their territories which could further impact the Company's ability to generate sufficient revenue. A shortfall in actual as compared to estimated revenue would have an immediate adverse effect on the Company's business, financial condition and operating results that could be material.

Dependence on Cable Partners to Upgrade to Two-Way Cable Infrastructure Necessary to Support the @Home Service; Uncertain Availability and Timing of Upgrades. Transmission of the @Home service over cable is dependent on the availability of high-speed two-way HFC cable infrastructure. However, only a small portion of existing cable plant in the United States has been upgraded to HFC cable, and even less is capable of high-speed two-way transmission. The Company's Cable Partners have announced and begun to implement major infrastructure investments in order to deploy two-way HFC cable. However, cable system operators have limited experience with these upgrades, and these investments have placed a significant strain on the financial, managerial, operating and other resources of the Cable Partners, most of which are already highly leveraged. Therefore, these infrastructure investments have been, and the Company expects will continue to be, subject to change, delay or cancellation. Although the Company's commercial success depends on the successful and timely completion of these infrastructure upgrades, most of the Cable Partners are under no obligation to the Company to upgrade systems or to roll out, market or promote the Company's services. In addition, most of the Cable Partners are not contractually required to achieve any specific roll-out schedule. The failure of the Cable Partners to complete these upgrades in a timely and satisfactory manner, or at all, would prevent the Company from delivering high-performance Internet services and would have a material adverse effect on the Company's business, operating results and financial condition.

No Obligation of Principal U.S. Cable Partners to Carry the Company's Services; Limitations on Their Exclusivity. Although the Company's Principal U.S. Cable Partners are subject to certain exclusivity obligations that prohibit them from obtaining high-speed (greater than 128 Kbps) residential consumer Internet services from any source other than the Company, such Principal U.S. Cable Partners are under no affirmative obligation to carry any of the Company's services. Such exclusivity obligations in favor of the Company expire on June 4, 2002, and may be terminated sooner under certain circumstances. The Principal U.S. Cable Partners' exclusivity obligations are limited to high-speed residential Internet services and normally do not extend to various "Excluded Services" which the Company's Principal U.S. Cable Partners may offer without the Company. "Excluded Services" include: (i) the provision of telephony services; (ii) the provision of services that are primarily work-related (such as @Work services); (iii) the provision of Internet services that do not use the Principal U.S. Cable Partners' cable television infrastructures; (iv) the provision of any local Internet service that does not require use of an Internet backbone outside a single metropolitan area; (v) the provision of services that are utilized primarily to connect students to schools, colleges or universities; (vi) the provision of Internet telephony, Internet video telephony or Internet video conferencing; (vii) the provision of certain limited Internet services primarily intended for display on a television such as some types of Internet-based digital set-top services; (viii) the provision of certain Internet services that are primarily downstream services where the user cannot send upstream commands in real-time; (ix) the provision of streaming video services that include video segments longer than ten minutes in duration; and (x) limited testing, trials and similar activities of less than six months. By engaging in the Excluded Services, the Principal U.S. Cable Partners can compete, directly or indirectly, with the activities of the Company, including the Company's @Work services.

Control by TCI. TCI controls approximately 72% of the voting power of the Company as of December 31, 1997. Therefore, TCI has the ability to control most significant matters requiring stockholder approval, including the election of a majority of the Company's directors, subject to certain supermajority approval rights held by Comcast and Cox. In addition, the Company's Board of Directors, which is controlled by TCI and certain of the Company's other Principal U.S. Cable Partners, has the power, subject to directors' fiduciary duties, to change the terms of distribution for the Company's Internet services to be more favorable for the Company's Principal U.S. Cable Partners and less favorable for the Company. See the Company's Registration Statement on Form S-1 (File No. 333-27323), and exhibits thereto, which became effective on July 11, 1997 for additional information on the rights of TCI and other Principal U.S. Cable Partners.

Limitations on the Company's Ability to Provide Certain Excluded Services. Until at least June 4, 2002, the Company has agreed with its Principal U.S. Cable Partners (i) not to offer or provide Internet services at data transmission speeds greater than 128 Kbps to residences in any geographic area served by the cable systems of those Principal U.S. Cable Partners that remain in compliance with their exclusivity provisions (the "Exclusive Territory") and (ii) not to directly or indirectly offer, provide, distribute, advertise, promote or market (or carry or otherwise distribute advertising or promotions with respect to) any streaming video transmissions that include video segments longer than ten minutes in duration or any other Excluded Service to residences in the Exclusive Territory of a Principal U.S. Cable Partner without its prior written consent even if such Excluded Service has been integrated with the @Home service in other areas. No assurance can be given that the Company will have access to the cable infrastructures of its Principal U.S. Cable Partners for Excluded Services, and the Company must negotiate a separate agreement with the Principal U.S. Cable Partners for each portion of such services that the Company seeks to provide over their cable infrastructures. Any such denial of access or exclusion, or competition from the Company's Principal U.S. Cable Partners in providing Excluded Services, could have a material adverse effect on the Company's business, operating results and financial condition.

Potential Disposition of Cable Systems by Principal U.S. Cable Partners. The Company's agreements with its Principal U.S. Cable Partners do not require that they maintain a specified number of cable systems, subscribers or homes passed in order to maintain their control over and equity ownership of the Company. Therefore, these Principal U.S. Cable Partners may dispose of a significant amount of their cable systems without requiring that such cable systems remain subject to any exclusivity provisions. However, to the extent that any Principal U.S. Cable Partner disposes of more than 20% of the number of homes passed in its service areas as of June 4, 1996 (subject to certain exceptions) without causing such transferred homes to remain exclusive to @Home, then such Principal U.S. Cable Partner may be required to sell a proportionate amount of its equity interest in the Company to the other Principal U.S. Cable Partners at the fair market value thereof. TCI has recently announced the proposed sale or transfer of certain cable systems and is considering various plans and proposals that may result in the disposition of other of its cable systems. In addition, Marcus has announced its intention to be acquired or to sell substantially all of its assets to one or more third parties, which may or may not be current Cable Partners of the Company. Such dispositions may have an adverse effect upon the business, operating results and financial condition of the Company if the transferred homes do not remain exclusive to @Home.

Unproven Network Scalability, Speed and Security. Due to the limited deployment of the Company's services, the ability of the @Home broadband network to connect and manage a substantial number of online subscribers at high transmission speeds is as yet unknown, and the Company faces risks related to the @Home broadband network's ability to be scaled up to its expected subscriber levels while maintaining superior performance. The @Home broadband network may be unable to achieve or maintain a high speed of data transmission, especially as the number of the Company's subscribers grows. The Company's failure to achieve or maintain high-speed data transmission would significantly reduce consumer demand for its services and have a material adverse effect on its business, operating results and financial condition. In addition, while the Company has taken steps to prevent users from sharing files via the @Home service and to protect against "email spamming", public concerns about security, privacy and reliability of the cable network, or actual problems with the security, privacy or reliability of the Company's network, may inhibit the acceptance of the Company's Internet services.

Management of Expanded Operations; Dependence on Key Personnel. The Company may not be able to successfully manage any future periods of rapid growth or expansion, which could be expected to place a significant strain on the Company's managerial, operating, financial and other resources. The failure of the Company or its Cable Partners to provide adequate customer service or efficient provisioning of new subscribers as the Company's Internet service offerings scale would have a material adverse affect on subscriber growth and retention and would materially adversely affect the Company's business, operating results and financial condition. The Company is highly dependent upon the efforts of its senior management team, and the Company's future performance will depend, in part, upon the ability of senior management to manage growth effectively, which will require the Company: (i) to implement additional management information systems capabilities; (ii) to develop further its operating, administrative, financial and accounting systems and controls; (iii) to maintain close coordination among engineering, accounting, finance, marketing, sales and operations; and (iv) to hire and train additional technical and marketing personnel. There is intense competition for senior management, technical and marketing personnel in the areas of the Company's activities. The loss of the services of any of the Company's senior management team or the failure to attract and retain additional key employees could have a material adverse effect on the Company's business, operating results and financial condition. The Company maintains no key-person life insurance.

Dependence on Two-Way Cable Modems; New Industry Standard. Each of the Company's subscribers currently must obtain a cable modem from a cable affiliate to access the @Home service. The North American cable industry has recently adopted a set of interface specifications for hardware and software to support the delivery of data services over the cable infrastructure utilizing interoperable cable modems. The Company believes that these specifications, together with its development agreement with Intel Corporation relating to "plug and play" modems, will facilitate the growth of the cable modem industry and the availability of lower cost interoperable cable modems through retail channels. However, to the extent that any of the Company's Cable Partners choose to slow the deployment of the @Home service until the commercial availability of cable modems that are compliant with these new specifications, the Company's subscriber growth could be constrained and the Company's business, operating results and financial condition could be materially adversely affected during the period of such a delay. Cable modems that are compliant with the cable industry's interface specifications are currently expected to be commercially available in the fourth quarter of 1998.

Competition. The markets for consumer and business Internet services and online content are extremely competitive, and the Company expects that competition will intensify in the future. The Company's most direct competitors in these markets are Internet service providers, national long distance carriers and local exchange carriers, wireless service providers, online service providers and Internet content aggregators. Many of these competitors are offering (or may soon offer) technologies that will attempt to compete with some or all of the Company's high-speed data service offerings. Such technologies include Integrated Services Digital Network ("ISDN") and Asymmetric Digital Subscriber Line ("ADSL"). In January 1998, Compaq Computer Corporation, Intel Corporation, Microsoft Corporation, other technology companies and numerous telecommunication providers announced an initiative to develop a simplified version of ADSL, referred to as "ADSL Lite," that reduces the complexity and expense of installing Internet services based on ADSL. While commercial tests of this simplified version of ADSL are not expected until the end of 1998, this initiative may accelerate the deployment of ADSL services. Widespread commercial acceptance of ADSL technologies could significantly reduce the potential subscriber base for the Company's Internet services, which would have an immediate adverse effect on the Company's business, operating results and financial conditions.

Many of the Company's competitors and potential competitors have substantially greater financial, technical and marketing resources, larger subscriber bases, longer operating histories, greater name recognition and more established relationships with advertisers and content and application providers than the Company. Such competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and devote substantially more resources to developing Internet services or online content than the Company. The Company may not be able to compete successfully against current or future competitors, and competitive pressures faced by the Company could materially adversely affect the Company's business, operating results or financial condition. Further, as a strategic response to changes in the competitive environment, the Company and its Cable Partners may make certain pricing, service or marketing decisions or enter into acquisitions or new ventures that could have a material adverse effect on the Company's business, operating results or financial condition.

Risks Associated with Joint Development Efforts. The Company was recently selected by TCI to develop software and integration services for TCI's next generation advanced digital set-top devices, which could enable the Company to expand its product line and market the @Home service to a broader audience of consumers that do not regularly use a personal computer. Completion of the transactions contemplated by the Memorandum of Understanding between the Company and TCI's National Digital Television Center is subject to negotiation of a definitive agreement and other conditions, and there can be no assurance that such transactions will be consummated. Moreover, the Company cannot predict when such set-top devices will become commercially available, and, in addition to the technological, financial and infrastructure challenges TCI faces in deploying the new set-top devices, the success of this development effort is subject to: (i) the technological and operational challenges of providing and supporting email and other Internet services to set-top device users; (ii) competition from alternative Internet service providers and deployment technologies; and (iii) the degree to which consumers desire Internet services, including email, on their televisions.

Risk of System Failure. The Company's operations are dependent upon its ability to support its highly complex network infrastructure and avoid damage from fires, earthquakes, floods, power losses, telecommunications failures and similar events. The occurrence of a natural disaster or other unanticipated problem at the Company's Network Operations Center ("NOC") or at a number of the

Company's regional data centers ("RDCs") could cause interruptions in the services provided by the Company. Additionally, failure of the Company's Cable Partners or companies from which the Company obtains data transport services to provide the data communications capacity required by the Company, as a result of natural disaster, operational disruption or any other reason, could cause interruptions in the services provided by the Company. Any damage or failure that causes interruptions in the Company's operations could have a material adverse effect on the Company's business, operating results and financial condition.

Risks of Technological Change. The markets for consumer and business Internet access services and online content are characterized by rapid technological developments, frequent new product introductions and evolving industry standards. The emerging nature of these products and services and their rapid evolution will require that the Company continually improve the performance, features and reliability of its network, Internet content and consumer and business services, particularly in response to competitive offerings. The Company may not be successful in responding quickly, cost effectively and sufficiently to these developments. There may be a time-limited market opportunity for the Company's cable-based consumer and business Internet services, and the Company may not be successful in achieving widespread acceptance of its services before competitors offer products and services with speed and performance similar to the Company's current offerings. In addition, the widespread adoption of new Internet or telecommuting technologies or standards, cable-based or otherwise, could require substantial expenditures by the Company to modify or adapt its network, products and services and could fundamentally affect the character, viability and frequency of Internet-based advertising, either of which could have a material adverse effect on the Company's business, operating results and financial condition. In addition, new Internet or telecommuting services or enhancements offered by the Company may contain design flaws or other defects that could have a material adverse effect on the Company's business, operating results and financial condition.

Risks Associated with International Operations. A key component of the Company's strategy is expansion into international markets. To date, the Company has developed relationships only with United States and Canadian cable system operators. The Company has extremely limited experience in developing localized versions of its products and services and in developing relationships with international cable system operators. The Company may not be successful in expanding its product and service offerings into foreign markets. In addition to the uncertainty regarding the Company's ability to generate revenues from foreign operations and expand its international presence, there are certain risks inherent in doing business on an international level, such as: (i) regulatory requirements (including the regulation of Internet access); (ii) legal uncertainty regarding liability for information retrieved and replicated in foreign jurisdictions; (iii) export and import restrictions; (iv) tariffs and other trade barriers; (v) difficulties in staffing and managing foreign operations; (vi) longer payment cycles; (vii) problems in collecting accounts receivable; (viii) political instability; (ix) fluctuations in currency exchange rates; (x) seasonal reductions in business activity during the summer months in Europe and certain other parts of the world; and (xi) potentially adverse tax consequences, which could adversely affect the success of the Company's future international operations. One or more of such factors could have a material adverse effect on the Company's future international operations and, consequently, on the Company's business, operating results and financial condition.

Possible Volatility of Stock Price. The stock market has from time to time experienced significant price and volume fluctuations. In addition, the market price of the shares of the Company's Series A Common Stock, similar to the market prices of other Internet companies, has been and is likely to be highly volatile. Factors such as fluctuations in the Company's operating results, announcements of technological innovations or new products by the Company or its competitors, regulatory actions, market rumors and general market conditions may have a significant effect on the market price of the Company's Series A Common Stock.

Dilution from Certain Transactions. As a result of a transaction effective October 2, 1997, whereby Cablevision agreed to enter into an agreement to distribute the @Home service on substantially the same terms and conditions as TCI, Comcast and Cox, Cablevision was granted warrants to purchase up to 10,946,936 shares of the Company's Series A Common Stock at an exercise price of $0.50 per share under certain conditions (the "Cablevision Agreement"). A portion of the warrants issued to Cablevision (the "Contingent Warrants") are not exercisable unless certain cable systems are transferred by TCI to Cablevision. To the extent that Cablevision exercises its warrants, the Company's stockholders will experience substantial dilution. The Company recorded a non-cash charge in the fourth quarter of 1997 of $172.6 million, which represents the cost of the Cablevision Agreement, based on the fair value of the warrants that were not Contingent Warrants. Additional charges to operations of approximately $74.5 million will be recorded in the first quarter of 1998 in connection with the Contingent Warrants as a result of the transfer of 1,177,757 homes from TCI to Cablevision on March 4, 1998. An additional charge to operations will be recorded in connection with the Contingent Warrants if and when the remaining 357,819 TCI homes are transferred to Cablevision. In addition, in March 1998, the Company issued performance-based warrants to Rogers and Shaw to purchase up to 5,000,000 shares of Series A Common Stock at an exercise price of $10.50 per share. These warrants will become exercisable when, as and if Rogers and Shaw meet certain performance milestones for homes passed, subscribers and revenue. To the extent that Rogers or Shaw exercise their warrants, the Company's stockholders would experience additional dilution. The Company also may issue additional stock, or warrants to purchase the same, at less than fair market value in connection with its efforts to expand its distribution of the @Home service to other cable operators.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The index to the Company's Financial Statements, Financial Schedules, and the Report of the Independent Auditors appears in Part IV of this Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information concerning the Company's directors required by Item 10 is incorporated by reference herein to section entitled "Proposal No. 1 - Election of Directors" of the Proxy Statement. The information concerning the Company's executive officers required by Item 10 is incorporated by reference to the section of the Proxy Statement entitled "Executive Officers".


ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the sections entitled "Executive Compensation" and "Proposal No. 1 - Election of Directors" of the Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference to the section entitled "Certain Transactions" of the Proxy Statement.


With the exception of the information specifically stated as being incorporated by reference from the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders (the "Proxy Statement") in Part III of this Annual Report on Form 10-K, the Company's Proxy Statement is not to be deemed as filed as part of this report. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year end.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) (1) Financial Statements.  The Company's financial statements filed
          --------------------
  herewith are as follows:

                                                                     Page
                                                                     ----
   Report of Ernst & Young LLP, Independent Auditors..............    47

   Consolidated Balance Sheets at December 31, 1997 and 1996......    48
   Consolidated Statements of Operations for the Years Ended
     December 31, 1997 and 1996 and for the period from
     March 28, 1995 (inception) to December 31, 1995..............    49
   Consolidated Statements of Stockholders' Equity for the Years
     Ended December 31, 1997 and 1996, and for the period from
     March 28, 1995 (inception) to December 31, 1995..............    50
   Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1997 and 1996, and for the period from
     March 28, 1995 (inception) to December 31, 1995..............    51
   Notes to Consolidated Financial Statements.....................    52

  (a) (2) Financial Statement Schedules. - Not applicable.
          -----------------------------


  (a) (3)   Exhibits.
            ---------

EXHIBIT
NUMBER      TITLE
---------   -----
     3.01   Third Amended and Restated Certificate of Incorporation of
            Registrant filed
            August 14, 1996 (1)

     3.02 Certificate of Amendment of Third Amended and Restated Certificate of Incorporation of Registrant filed April 11, 1997 (1)

     3.03   Certificate of Designation of Series C Convertible Participating
            Preferred Stock of Registrant filed April 11, 1997 (1)

     3.04   Form of Certificate of Amendment of the Third Amended and Restated
            Certificate of Incorporation of Registrant effective July 15, 1997
            (1)

     3.05   Form of Second Amended and Restated Bylaws of Registrant effective
            July 16, 1997 (1)

     3.06   Form of Fourth Amended and Restated Certificate of Incorporation of
            Registrant filed July 16, 1997 (1)

     4.01   Third Amended and Restated Registration Rights Agreement, dated
            April 11, 1997, among Registrant and the parties indicated therein
            (1)

  EXHIBIT
   NUMBER   TITLE
   ------   -----
     4.02      Letter Agreement relating to Tag-Along/Drag-Along Rights, dated
               April 11, 1997, among Registrant and the parties indicated therein
               (1)

     4.03      Canadian Purchase Letter Agreement, dated April 11, 1997, among
               Registrant and the parties indicated therein (1)

     4.04      Form of Amended and Restated Stockholders' Agreement, dated August
               1, 1996, among Registrant and the parties indicated therein, as amended on May 15, 1997 (1)

     4.05      Form of certificate of Registrant's Series A Common Stock (1)

     4.06      Letter Agreement and Term Sheet among the Registrant, Cablevision
               Systems Corporation, CSC Parent Corporation, Comcast Corporation,
               Cox Enterprises, Inc., Kleiner Perkins Caufield & Byers and Tele-
               Communications, Inc. dated as of October 2, 1997 (2)

     9.01      Voting Agreement, dated April 11, 1997 among Registrant, TCI
               Internet Holdings, Inc., Comcast PC Investments, Inc., Cox Teleport
               Providence, Inc., Rogers Cablesystems Limited and Shaw Cablesystems
               Ltd. (1)

    10.01 A    Stock Purchase Agreement, dated August 29, 1995 among Registrant,
               TCI Internet Services, Inc., Kleiner Perkins Caufield & Byers VII,
               KPCB VII Founders Fund and KPCB Information Sciences Zaibatsu Fund
               II (1)

    10.01 B    Letter Agreement and Term Sheet among the Registrant, Cablevision
               Systems Corporation, CSC Parent Corporation, Comcast Corporation,
               Cox Enterprises, Inc., Kleiner Perkins Caufield & Byers and Tele-
               Communications, Inc., dated as of October 2, 1997 (2)

    10.02 A    Letter Agreement, dated May 9, 1996, among Registrant, TCI
               Internet Holdings, Inc., Kleiner Perkins Caufield & Byers VII, KPCB
               VII Founders Fund and KPCB Information Sciences Zaibatsu Fund II (1)

    10.02 B    Warrant Purchase Agreement between the Registrant and Cablevision
               Systems Corporation, dated October 10, 1997 (2)

    10.03 A Stock Purchase and Exchange Agreement, dated August 1, 1996, among Registrant, TCI Internet Holdings, Inc., Kleiner Perkins
               Caufield & Byers VII, KPCB Information Sciences Zaibatsu Fund II,
               James Clark, Comcast PC Investments, Inc., and Cox Teleport
               Providence, Inc. (1)

    10.03 B    Warrant to Purchase Shares of Series A Common Stock of the
               Registrant issued to CSC Parent Corporation, dated October 10, 1997
               (2)

    10.04 A    Term Sheet, dated June 4, 1996, among Registrant, TCI Internet
               Holdings, Inc., Kleiner Perkins Caufield & Byers VII, KPCB
               Information Sciences Zaibatsu Fund II, KPCB VII Founders Fund,
               Comcast PC Investments, Inc., and Cox Teleport Providence, Inc. (1)

    10.04 B Contingent Warrant to Purchase Shares of Series A Common Stock of the Registrant issued to CSC Parent Corporation, dated October 10,
               1997 (2)

    10.05   Stock Purchase Agreement, dated April 11, 1997, among Registrant,
            Rogers Cablesystems Limited, Shaw Cablesystems Ltd., Sun
            Microsystems, Inc., Netscape Communications Corporation, James
            Barksdale, Motorola, Inc. and Bay Networks, Inc. (1)

     10.06  Term Sheet dated March 18, 1997, among Registrant and Shaw
            Cablesystems Ltd., and Rogers Cablesystems Limited (1)

     EXHIBIT
     NUMBER TITLE
     ------ -----
     10.07  Master Communications Services Agreement dated April 2, 1997 between
            Registrant and Teleport Communications Group Inc. (1)

     10.08  Lease, dated October 17, 1996, between Registrant and Martin/Campus
            Associated, L.P. (1)

     10.09 Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers(1)

     10.10  Registrant's 1996 Incentive Stock Option Plan (*)(1)

     10.11  Registrant's 1996 Incentive Stock Option Plan No. 2 (*)(1)

     10.12  Registrant's 1997 Equity Incentive Plan (*)(1)

     10.13  Registrant's 1997 Employee Stock Purchase Plan (*)(1)

     10.14  Restricted Stock Purchase Agreement dated July 31, 1996 between
            Registrant and Thomas A. Jermoluk for purchase of Series A Common
            Stock (*)(1)

     10.15  Restricted Stock Purchase Agreement dated July 31, 1996 between
            Registrant and Thomas A. Jermoluk for purchase of Series K Preferred
            Stock (*)(1)

     10.16  Restricted Stock Purchase Agreement dated July 31, 1996 between
            Registrant and William R. Hearst III for purchase of Series A Common
            Stock (*)(1)

     10.17  Restricted Stock Purchase Agreement dated July 29, 1996 between
            Registrant and Ken Goldman for purchase of Series A Common Stock
            (*)(1)

     10.18 Form of Restricted Stock Purchase Agreement and Promissory Note between Registrant and other officers for purchase of Series A
            Common Stock (*)(1)

     10.19 Employment Letter Agreement dated July 19, 1996 between Registrant and
            Thomas A. Jermoluk (*)(1)

     10.20 Letter of Agreement dated May 15, 1997, among Registrant and the parties indicated therein, including as exhibits the Master
            Distribution Agreement Term Sheet and the Term Sheet for Form of LCO
            Agreement (1)

     10.21  Build To Suit Lease entered into by and between Martin/Campus
            Associates, L.P. and At Home Corporation dated September 29, 1997
            (425 Broadway, Redwood City, California) (3)

     10.22  Build To Suit Lease entered into by and between Martin/Campus
            Associates, L.P., and At Home Corporation dated September 29, 1997
            (440 Broadway, Redwood City, California) (3)

     10.23  Loan and Security Agreement entered into by and between Silicon
            Valley Bank and At Home Corporation dated September 30, 1997 (3)

     11.01 Statement regarding the computation of net loss and of pro forma net loss per share

     21.01  Subsidiaries of Registrant (1)

     23.01  Consent of Ernst & Young LLP, Independent Auditors

     24.01 Form of power of attorney executed by each officer and director whose signature has been conformed on the signature page appearing on page 44 of this Form 10-K

     27.01  Financial data schedule for year ended December 31, 1997

     27.02  Restated financial data schedule for quarter ended September 30,
            1997

     27.03  Restated financial data schedule for quarter ended June 30, 1997

     27.04  Restated financial data schedule for quarter ended March 31, 1997

     27.05  Restated financial data schedule for year ended December 31, 1996

     27.06  Restated financial data schedule for year ended December 31, 1995
----------------

        * Management contracts or compensatory plans required to be filed as an exhibit to Form 10-K.

       (1) Incorporated by reference to exhibits to the Company's Registration Statement on Form S-1 (File No. 333-27323), which became effective on July 11, 1997.

       (2) Incorporated by reference to exhibits to the Company's Registration Statement on Form 8-K filed on October 21, 1997 (File No. 000-22697)

       (3) Incorporated by reference to exhibits to the Company's Report on Form 10-Q filed on November 14, 1997 (File No. 000-22697).

  (b)  Reports on Form 8-K.
       -------------------

       The Company filed a report on Form 8-K on October 22, 1997 which included the following item:

       Item 5. Disclosure of a Letter Agreement and Term Sheet with Cablevision Systems Corporation ("Cablevision"), CSC Parent Corporation ("CSC Parent"), Comcast Corporation ("Comcast"), Cox Enterprises, Inc. ("Cox"), Kleiner Perkins Caufield & Byers and Tele-Communications, Inc. ("TCI"). The Agreement provides that Cablevision will enter into a Master Distribution Agreement for the distribution of the Company's @Home services on substantially the same terms and conditions as TCI, Comcast and Cox. The Agreement also provides for the issuance to Cablevision and CSC Parent of certain warrants.


  (c)  Exhibits.  - See (a) (3) above.
       --------


  (d) Financial Statement Schedules.  - Not applicable.
      -----------------------------

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              AT HOME CORPORATION




DATE 3/30/98
                              By: /s/ Thomas A. Jermoluk
                                  ----------------------
                                   Thomas A. Jermoluk
                                   Chairman, President and Chief Executive
                                   Officer


                               POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Kenneth A. Goldman and David G. Pine, jointly and severally, his true and attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

NAME                          TITLE                                     DATE
----                          -----                                     ----

Principal Executive Officer:


/s/Thomas A. Jermoluk         Chairman, President and Chief Executive   3/30/98
---------------------         Officer

Name                          TITLE                                     DATE
----                          -----                                     ----
Principal Financial Officer:

/s/Kenneth A. Goldman           Senior Vice President and               3/30/98
---------------------           Chief Financial Officer

Chief Accounting Officer:

/s/Robert A. Lerner             Controller                              3/30/98
-------------------

Directors:

/s/Thomas A. Jermoluk           Chairman, President and                 3/30/98
---------------------           Chief Executive Officer

/s/William R. Hearst III        Vice Chairman                           3/30/98
------------------------

/s/James L. Barksdale           Director                                3/30/98
---------------------

/s/L. John Doerr                Director                                3/30/98
----------------

/s/Leo J. Hindery, Jr.          Director                                3/30/98
----------------------


/s/John C. Malone               Director                                3/30/98
-----------------

/s/Bruce W. Ravenel             Director                                3/30/98
-------------------

NAME                          TITLE                                     DATE
----                          -----                                     ----

/s/Brian L. Roberts             Director                                3/30/98
-------------------

/s/Edward S. Rogers             Director                                3/30/98
-------------------

/s/Larry E. Romrell             Director                                3/30/98
-------------------

/s/David M. Woodrow             Director                                3/30/98
-------------------


               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
At Home Corporation

  We have audited the accompanying consolidated balance sheets of At Home Corporation as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended and for the period from March 28, 1995 (inception) to December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of At Home Corporation at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for the years then ended and for the period from March 28, 1995 (inception) to December 31, 1995, in conformity with generally accepted accounting principles.


                                                           /s/ ERNST & YOUNG LLP


San Jose, California
January 19, 1998,
except for Note 10,
as to which the date is
March 18, 1998

                              AT HOME CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                      DECEMBER 31,
                                                                  ---------------------
                                                                     1997       1996
                                                                  ----------  ---------
               ASSETS
Current assets:
  Cash and cash equivalents.....................................  $  44,213   $  9,709
  Short-term cash investments...................................     76,166      7,061
                                                                  ---------   --------
  Total cash, cash equivalents and short-term cash investments..    120,379     16,770
  Accounts receivable...........................................      1,470        164
  Accounts receivable -- related parties........................        672        640
  Other current assets..........................................      2,919        741
                                                                  ---------   --------
Total current assets............................................    125,440     18,315
Property, equipment and improvements, net.......................     33,061     14,328
Other assets....................................................      2,082        745
                                                                  ---------   --------
Total assets....................................................  $ 160,583   $ 33,388
                                                                  =========   ========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..............................................  $   2,409   $  1,946
  Accounts payable -- related parties.............................    2,108      1,482
  Accrued compensation and related expenses.....................        798        248
  Other accrued liabilities.....................................      8,764        885
  Current portion of capital lease obligations..................      9,971      3,181
                                                                  ---------   --------
Total current liabilities.......................................     24,050      7,742
Capital lease obligations, less current portion.................     15,735      5,654
Other long-term liabilities.....................................      1,736      1,675
Commitments and contingencies
Stockholders' equity:
  Convertible preferred stock, $0.01 par value:
     Authorized shares -- 9,650,000
     Issued and outstanding shares--
       none in 1997 and 4,522,613 in 1996.......................         --     44,993
  Common stock, $0.01 par value:
     Authorized shares--230,277,660
     Issued and outstanding shares--
       118,603,220 in 1997 and 11,855,008 in 1996...............    370,111      1,035
  Notes receivable from stockholders............................       (319)      (170)
  Deferred compensation.........................................     (4,399)      (272)
  Accumulated deficit...........................................   (246,331)   (27,269)
                                                                  ---------   --------
Total stockholders' equity......................................    119,062     18,317
                                                                  ---------   --------
Total liabilities and stockholders' equity......................  $ 160,583   $ 33,388
                                                                  =========   ========

See accompanying notes

                              AT HOME CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                  PERIOD FROM
                                                                                MARCH 28, 1995
                                                   YEAR ENDED     YEAR ENDED    (INCEPTION) TO
                                                  DECEMBER 31,   DECEMBER 31,    DECEMBER 31,
                                                      1997           1996            1995
                                                  -------------  -------------  ---------------
Revenues (1)....................................  $      7,437    $       676      $        --

Costs and expenses:
   Operating costs..............................        22,459          6,969               --
   Product development and engineering .........        11,984          6,312            1,447
   Sales and marketing..........................        11,863          6,368              496
   General and administrative...................        10,635          6,054              943
   Cost of distribution agreement...............       172,591             --               --
                                                  ------------    -----------   --------------
Total costs and expenses........................       229,532         25,703            2,886
                                                  ------------    -----------   --------------
Loss from operations............................      (222,095)       (25,027)          (2,886)
Interest income, net............................         3,033            514              130
                                                  ------------    -----------   --------------
Net loss........................................  $   (219,062)   $   (24,513)     $    (2,756)
                                                  ============    ===========   ==============
Pro forma basic and diluted net loss per share..        $(2.12)        $(0.26)          $(0.03)
                                                  ============    ===========   ==============
Pro forma basic and diluted shares used in
   per share calculations.......................   103,543,348     96,119,832       95,252,260
                                                  ============    ===========   ==============
---------
(1) Revenues from related parties                 $      2,948    $       634      $        --
                                                  ============    ===========   ==============

See accompanying notes

                              AT HOME CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                   CONVERTIBLE                                    NOTES
                                 PREFERRED STOCK          COMMON STOCK          RECEIVABLE                    TOTAL        STOCK-
                             ---------------------   ----------------------        FROM        DEFERRED     ACCUMULATED   HOLDERS'
                               SHARES      AMOUNT       SHARES      AMOUNT    STOCKHOLDERS   COMPENSATION     DEFICIT      EQUITY
                             ----------   --------   -----------   --------   -------------  ------------   ----------   ---------
Issuance of preferred
 stock, less issuance costs   1,000,000   $  9,968            --   $     --          $  --       $    --    $      --    $   9,968
Net loss...................          --         --            --         --             --            --       (2,756)      (2,756)
                             ----------   --------   -----------   --------          -----       -------    ---------    ---------
BALANCES AT DECEMBER 31,
 1995......................   1,000,000      9,968            --         --             --            --       (2,756)       7,212
Issuance of preferred
 stock, less issuance costs   3,522,613     35,025            --         --             --            --           --       35,025
Series A common stock
 issued under stock option
 plans and restricted stock
 agreements................          --         --    12,402,500        718           (170)           --           --          548
Repurchases of Series A
 common stock..............          --         --      (547,492)       (29)            --            --           --          (29)
Deferred compensation
 related to grant of stock
 options...................          --         --            --        346             --          (346)          --           --
Amortization of deferred
 compensation..............          --         --            --         --             --            74           --           74
Net loss...................          --         --            --         --             --            --      (24,513)     (24,513)
                             ----------   --------   -----------   --------          -----       -------    ---------    ---------
BALANCES AT DECEMBER 31,
 1996......................   4,522,613     44,993    11,855,008      1,035           (170)         (272)     (27,269)      18,317
Issuance of Series C
 preferred stock, less
 issuance costs............     240,000     46,339            --         --             --            --           --       46,339
Conversion of preferred
 stock to common stock.....  (4,762,613)   (91,332)   95,252,260     91,332             --            --           --           --
Series A common stock
  issued in the initial
  public offering, less
  issuance costs...........          --         --    10,350,000     99,768             --            --           --       99,768
Series A common stock
 issued under stock option
 plans and restricted stock
 agreements................          --         --     2,190,586        527           (234)           --           --          293
Repurchases of Series A
 common stock..............          --         --    (1,044,634)       (91)            15            --           --          (76)
Repayment of notes
 receivable................          --         --            --         --             70            --           --           70
Warrants issued to purchase
 Series A common stock in
 connection with the
 distribution agreement....          --         --            --    172,283             --            --           --      172,283
Deferred compensation
 related to
 grant of stock options....          --         --            --      5,257             --        (5,257)          --           --
Amortization of deferred
 compensation..............          --         --            --         --             --         1,130           --        1,130
Net loss...................          --         --            --         --             --            --     (219,062)    (219,062)
                             ----------   --------   -----------   --------          -----       -------    ---------    ---------
BALANCES AT DECEMBER 31,
 1997......................          --   $     --   118,603,220   $370,111          $(319)      $(4,399)   $(246,331)   $ 119,062
                             ==========   ========   ===========   ========          =====       =======    =========    =========

See accompanying notes

                              AT HOME CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                    PERIOD FROM
                                                                                  MARCH 28, 1995
                                                              YEARS ENDED         (INCEPTION) TO
                                                              DECEMBER 31,         DECEMBER 31,
                                                            1997         1996          1995
                                                         -----------  ----------  ---------------
Cash (used in) operating activities
Net loss...............................................   $(219,062)   $(24,513)         $(2,756)
Adjustments to reconcile net loss to cash used
  in operating activities:
    Amortization of deferred compensation.................    1,130          74               --
    Depreciation and amortization.........................    7,783       1,829               42
    Cost of distribution agreement........................  172,283          --               --
    Changes in assets and liabilities:
      Accounts receivable..................................  (1,338)       (804)              --
      Other assets.........................................  (1,943)     (1,190)            (296)
      Accounts payable.....................................   1,089       2,605              823
      Accrued compensation and related expenses............     550         159               89
      Other accrued liabilities............................   7,879         885               --
      Other long-term liabilities..........................      61       1,675               --
                                                          ---------    --------          -------
Cash (used in) operating activities....................     (31,569)    (19,280)          (2,098)

CASH (USED IN) INVESTING ACTIVITIES
Purchase of short-term cash investments................    (103,030)     (8,998)             (63)
Sales and maturities of short-term cash investments....      33,925       2,000               --
Purchase of property, equipment and improvements.......      (9,989)     (7,320)            (963)
                                                          ---------    --------          -------
Cash (used in) investing activities....................     (79,094)    (14,318)          (1,026)

CASH PROVIDED BY FINANCING ACTIVITIES
Proceeds from issuance of convertible preferred stock..      46,339      35,025            9,968
Proceeds from net issuance of common stock.............      99,985         519               --
Proceeds from capital lease financing..................       5,630       1,500               --
Payments on capital lease obligations..................      (6,858)       (581)              --
Repayment of notes receivable from stockholders........          70          --               --
                                                          ---------    --------          -------
Cash provided by financing activities..................     145,166      36,463            9,968
                                                          ---------    --------          -------
Net increase in cash and cash equivalents..............      34,504       2,865            6,844
Cash and cash equivalents, beginning of period.........       9,709       6,844               --
                                                          ---------    --------          -------
Cash and cash equivalents, end of period...............   $  44,213    $  9,709          $ 6,844
                                                          =========    ========          =======
SUPPLEMENTAL DISCLOSURES
Interest paid..........................................   $   1,039    $    143          $    --
                                                          =========    ========          =======
Acquisition of equipment under capital leases..........   $  16,527    $  7,916          $    --
                                                          =========    ========          =======
Financing of other assets..............................   $   1,572    $     --          $    --
                                                          =========    ========          =======
Notes receivable from stockholders issued in
  connection with exercise of stock options
  and restricted stock purchases.......................   $     234    $    170          $    --
                                                          =========    ========          =======

See accompanying notes

                              AT HOME CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

  The Company

   At Home Corporation (the "Company") was incorporated in the state of Delaware on March 28, 1995. The Company provides Internet services to consumers and businesses over the cable television infrastructure and leased digital telecommunications lines. As of December 31, 1997, the Company's services were available through cable systems and directly to businesses in a limited number of cities in the United States and Canada.

  Dependence on Cable Companies

   The Company has strategic relationships with eight major cable companies which are expected to provide through their cable systems the principal distribution network for the Company's services to its subscribers. The Company's four principal U.S. cable stockholders have granted the Company the exclusive right to offer high-speed residential consumer Internet services over their cable systems, subject to certain exceptions. However, the principal U.S. cable stockholders are under no obligation to roll out, market, carry or promote the Company's services. In addition, the principal U.S. cable stockholders' exclusivity obligations in favor of the Company expire in June 2002, and may be terminated prior to that date under certain circumstances.

   Transmission of data over cable is dependent on the availability of high-speed two-way hybrid fiber-coaxial cable infrastructure. Currently, a substantial majority of existing cable plants in the United States have not been upgraded from coaxial cable to hybrid fiber-coaxial cable and, in addition, are not capable of two-way transmission. Cable system operators have announced and begun to implement major infrastructure investments in order to deploy data-over-cable services. However, the four principal U.S. cable stockholders are under no obligation to upgrade their systems and therefore, there can be no assurance that such infrastructure improvements will be completed.

  Dependence on Key Technology Suppliers

   The Company currently depends on a limited number of suppliers for certain key technologies used to build and manage the Company's services. Although the Company believes that there are alternative suppliers for each of these technologies, the Company has established favorable relationships with each of its current suppliers, and it could take a significant period of time to establish relationships with alternative suppliers and substitute their technologies. The loss of any of the Company's relationships with its current suppliers could have a material adverse effect on the Company's financial condition and results of operations.

  Basis of Presentation

   The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

  Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported results of operations during the reporting period. Actual results could differ from those estimates.

  Revenue Recognition

   Monthly customer subscription revenue, as generally billed by cable system operators, is recognized in the period in which subscription services are provided. The Company also earns revenue from cable system operators for providing certain support services, such as customer support, local area content development and pre-commercial deployment fees. Through December 31, 1997, the majority of such revenue was derived from cable system operators that are also stockholders of the Company. Revenues also include the sale of online advertising primarily based on fixed-fee charter programs. Such revenues are recognized over the term of the programs. The Company has also entered into agreements with three of the U.S. cable stockholders for the development, deployment and marketing of additional services. Revenues for these development agreements are recognized on the percentage of completion basis.

  Property, Equipment and Improvements

   Property, equipment and improvements are stated at cost. Depreciation and amortization are computed using the straight-line method over the shorter of the estimated useful life of the asset or the lease term.

   The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," effective January 1, 1996. The adoption did not have a material impact on the Company's financial statements.

  Income Taxes

   The Company accounts for income taxes under the liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

  Stock-Based Compensation

   The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25") and has adopted the disclosure-only alternative of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123").

  Pro Forma Basic and Diluted Net Loss Per Share

   The Company has adopted Statement of Financial Accounting Standards Statement No. 128, "Earnings Per Share" ("FAS 128"), which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes the dilutive effects of outstanding options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share.

   In February 1998, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 98 ("SAB 98"). Under SAB 98, certain shares of convertible preferred stock, options, and warrants to purchase common stock, issued at prices substantially below the per share price sold in the Company's Initial Public Offering in July 1997, previously included in the computation of shares outstanding pursuant to Staff Accounting Bulletin Nos. 55, 64, and 83 are now excluded from the computation. Pro forma basic and diluted net loss per share for the years ended

December 31, 1997 and 1996 and for the period from March 28, 1995 (inception) to December 31, 1995 have been restated to apply the requirements of FAS 128 and SAB 98.

   Pro forma basic and diluted net loss per share are computed using the weighted average number of common shares outstanding and also gives effect to the conversion, in connection with the Company's initial public offering, of all outstanding shares of convertible preferred stock into shares of common stock for all periods presented. The effect of outstanding stock options, warrants, and common stock subject to repurchase (Note 6) is excluded from the computation as their inclusion would be anti-dilutive.

   Historical net loss per share is not presented since such amounts are not considered meaningful as a result of the significant change in the Company's capital structure (Note 6) that occurred in connection with the initial public offering of its common stock in July 1997.

  Effect of New Accounting Standards

   In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("FAS 130"), and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). The Company is required to adopt these Statements in fiscal 1998. FAS 130 establishes new standards for reporting and displaying comprehensive income and its components. FAS 131 requires disclosure of certain information regarding operating segments, products and service, geographic areas of operation and major customers. Adoption of these Statements is expected to have no material impact on the Company's financial position, results of operations or cash flows.

2.  FINANCIAL INSTRUMENTS.

  Cash and Cash Equivalents

   Cash equivalents are highly liquid investments with insignificant interest rate risk and maturities of three months or less and are stated at amounts that approximate fair value, based on quoted market prices. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts with financial institutions and highly liquid debt securities of corporations and the U.S. Government. The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months of their acquisition date.

  Short-Term Cash Investments

   The Company has classified all short-term cash investments as available-for-sale. Available-for-sale securities are carried at amounts that approximate fair market value based on quoted market prices. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. Interest on securities classified as available-for-sale is also included in interest income. The Company's cash, cash equivalents and short-term investments are held with three financial institutions.

   The following is a summary of available-for-sale securities (in thousands):

                                                  DECEMBER 31,
                                                ----------------
                                                 1997     1996
                                                -------  -------
     Corporate bonds and notes................  $74,867   $1,003
     U.S. government obligations..............    5,772    4,000
     Money market instruments.................    2,789    9,933
     Certificates of deposit..................   15,004       --
     Market auction preferred stock...........   21,000       --
                                                -------   ------
                                                119,432   14,936
     Included in cash and cash equivalents....   43,266    7,875
                                                -------   ------
     Included in short-term cash investments..  $76,166   $7,061
                                                =======   ======

   Unrealized gains and losses at December 31, 1997 and 1996 and realized gains and losses for the years then ended and for the period from March 28, 1995 (inception) to December 31, 1995 were not material. Accordingly, the Company has not made a provision for such amounts in its consolidated balance sheets. The cost of securities sold is based on the specific identification method. All available-for-sale securities at December 31, 1997 and December 31, 1996 have maturity dates in 1998 and 1997, respectively.

3.  PROPERTY, EQUIPMENT AND IMPROVEMENTS.

   The components of property, equipment and improvements are as follows (in thousands):

                                               DECEMBER 31,
                                          ---------------------   ESTIMATED
                                              1997       1996    USEFUL LIVES
                                          ------------  -------  ------------
     Computer equipment and software....       $32,318  $13,952   3-4 years
     Furniture and fixtures.............         5,278    1,881   5 years
     Leasehold improvements.............         5,119      366   lease term
                                               -------  -------
                                                42,715   16,199
     Less accumulated depreciation and
       amortization.......................       9,654    1,871
                                               -------  -------
                                               $33,061  $14,328
                                               =======  =======

   Equipment and improvements include amounts for assets acquired under capital leases, principally computer equipment and software and furniture and fixtures of approximately $24,443,000 and $7,916,000 at December 31, 1997 and 1996,
respectively. Accumulated amortization of these assets was approximately $7,339,000 and $817,000 at December 31, 1997 and 1996, respectively.

4.  LEASE OBLIGATIONS.

   The Company leases certain office facilities under non-cancelable operating leases that expire at various dates through 2008, and which require the Company to pay operating costs, including property taxes, insurance and maintenance. These facility leases generally contain renewal options and provisions adjusting the lease payments based upon changes in the consumer price index or in fixed increments. Rent expense is reflected on a straight-line basis over the terms of the leases. The Company also has obligations under a number of capital equipment leases.

   Future minimum lease payments under non-cancelable operating and capital leases having terms in excess of one year as of December 31, 1997 are as follows (in thousands):

                                             OPERATING  CAPITAL
                                              LEASES     LEASES
                                             ---------  --------
     Year Ending December 31,
       1998................................    $ 2,856  $12,135
       1999................................      2,975   10,326
       2000................................      3,049    5,103
       2001................................      3,133      504
       2002................................      2,693       --
       Thereafter..........................      9,539       --
                                               -------  -------
          Total minimum lease payments.....    $34,245   28,068
                                               =======  =======
       Less amounts representing interest..              (2,362)
                                                        -------
       Present value of minimum
         capital lease obligations.........              25,706
       Less current portion................              (9,971)
                                                        -------
       Noncurrent portion..................             $15,735
                                                        =======

   The Company has also entered into a build-to-suit agreement that obligates the Company to a 15 year lease on two buildings comprising approximately 180,000 square feet which begins when construction is completed, currently anticipated to occur in 1999. The agreement provides for monthly rental payments of approximately $322,000.

   The Company is also committed under an existing operating lease to make expenditures for tenant improvements estimated to be approximately $2,500,000 in 1998.

   Facility rent expense amounted to approximately $1,245,000, $600,000, and $98,000 for the years ended December 31, 1997 and 1996 and for the period from March 28, 1995 (inception) to December 31, 1995, respectively.

5.  BANK TERM LOAN AGREEMENT.

   The Company has available an $8 million Term Loan Agreement secured by certain assets of the Company to finance the acquisition of property, equipment and improvements, and to collateralize letters of credit. Borrowings under this term loan bear interest at the lender's prime rate. Under the terms of the term loan, which expires in September, 2001, the Company is required to meet certain financial covenants. As of December 31, 1997, a letter of credit in the amount of $568,000 was outstanding.

6.  STOCKHOLDERS' EQUITY.

  Common Stock

   In July 1997, the Company completed its initial public offering and issued 10,350,000 shares (including 1,350,000 shares issued in connection with the exercise of the underwriters' over-allotment option) of its Series A common stock to the public at a price of $10.50 per share. The Company received net proceeds of approximately $99.8 million in cash. In connection with the initial public offering, each share of preferred stock converted to common stock on a 20-for-1 basis. Shares of Series AT, AX, AM, and C preferred stock converted into 64,974,600 shares of Series A common stock. Shares of Series T preferred stock converted into 15,400,000 shares of Series B common stock. Shares of Series K preferred stock converted into 14,877,660 shares of Series K common stock.

Common stock consists of the following:

                                                                          SHARES ISSUED
                                              SHARES AUTHORIZED          AND OUTSTANDING
                                               AT DECEMBER 31,           AT DECEMBER 31,
     Series                                   1997         1996         1997         1996
     ------------------------------------  -----------  -----------  -----------  ----------
     A...................................  200,000,000  150,000,000   88,325,560  11,855,008
     B...................................   15,400,000   15,400,000   15,400,000          --
     K...................................   14,877,660   14,877,660   14,877,660          --
                                           -----------  -----------  -----------  ----------
                                           230,277,660  180,277,660  118,603,220  11,855,008
                                           ===========  ===========  ===========  ==========

   The holders of Series A, B and K common stock have one, ten and one vote(s) per share, respectively. Each share of Series B and K common stock is convertible into one share of Series A common stock at the option of the holders.

   As of December 31, 1997, one principal cable stockholder, TCI, owned all of the Series B common stock and controlled approximately 72% of the voting power of the Company as a result of its ownership in Series A and Series B common stock.

  Preferred Stock

   The Board of Directors is authorized, subject to any limitation prescribed by Delaware law, to issue, from time to time, in one or more series, up to 9,650,00 shares of preferred stock, with such designation, preferences and relative, participating, optional or other special rights, and qualifications, limitations or restrictions thereof, as shall be stated and expressed in a Board of Directors resolution or resolutions providing for the issue of such series without any further vote or action by the stockholders.

  Stock Splits

In August 1996, the Company completed a one-for-ten reverse stock split of the outstanding shares of Series K and T preferred stock and a two-for-one stock split of the outstanding shares of Series A common stock. All share and per share amounts in the accompanying consolidated financial statements have been retroactively adjusted to reflect the stock splits.

  Stock Purchase Agreements

   During 1996, the Company entered into stock purchase agreements with certain employees, officers, directors and consultants under which the Company issued 7,527,000 shares of Series A common stock at prices ranging from $0.01 to $0.10 per share, and 50,000 shares of Series K preferred stock at $10.00 per share. Proceeds from the issuance of the restricted stock were received in the form of cash or five-year secured promissory notes bearing interest at a rate of approximately 5.9% per annum. Certain of the agreements provide that the unvested shares are subject to repurchase by the Company upon termination of employment at the original price paid for the shares. The shares generally vest at the rate of 25% after one year and ratably on a monthly basis for three years thereafter. During the years ended December 31, 1997 and 1996, the Company repurchased 519,350 and 400,000 shares of common stock, respectively, pursuant to such agreements. As of December 31, 1997, 3,386,812 shares were subject to repurchase.

   Under the terms of an employment agreement with an executive officer, so long as the officer is employed by the Company, and for 90 days thereafter if his employment is terminated without cause, to the extent the officer sells any of his vested common shares during a five-year guarantee period beginning in July 2000 at an average price less than $5 per share, if the Company's stock is publicly traded, the Company is obligated to pay the officer the difference between $5 per share and the average price for each share sold. At December 31, 1997 and 1996, the officer owned 3,000,000 shares of Series A common stock. At December 31, 1997, the officer owned 1,000,000 shares of Series K common stock which were issued at the Initial Public Offering upon conversion of 50,000 shares of Series K preferred stock issued to the officer in 1996. During the year ended December 31, 1996, the Company accrued compensation expense of $1,675,000 in connection with this agreement, which amount is included in other long-term liabilities in the consolidated balance sheet.

  Warrants

   In October 1997, the Company entered into a contract with Cablevision Systems Corporation ("Cablevision"), and its parent, CSC Parent Corporation ("CSC Parent"), Comcast Corporation ("Comcast"), Cox Enterprises, Inc. ("Cox"), Kleiner Perkins Caufield & Byers and Tele-Communications, Inc. ("TCI") (the "Cablevision Agreement"). Pursuant to the Cablevision Agreement, Cablevision entered into a Master Distribution Agreement for the distribution of the Company's @Home service on substantially the same terms and conditions as TCI, Comcast and Cox. Although Cablevision is subject to certain exclusivity obligations that prohibit it from obtaining high-speed (greater than 128 kilobits per second) residential consumer Internet services from any source other than the Company, Cablevision is under no obligation to upgrade its cable systems to two-way cable infrastructure and is under no affirmative obligation to roll out, market, promote or carry any of the Company's services. The exclusivity obligations in favor of the Company expire in June 2002, and may be terminated sooner under certain circumstances. These exclusivity obligations also are subject to exceptions that would permit Cablevision to engage in certain activities which could compete, directly or indirectly, with the activities of the Company.

   The Cablevision Agreement provides for the issuance to Cablevision and CSC Parent of a warrant to purchase up to 7,875,784 shares of the Company's Series A Common Stock at an exercise price of $0.50 per share (the "Warrant"). The Warrant was immediately exercisable, subject to the receipt of all necessary governmental consents or approvals. The Agreement provides for the issuance of an additional warrant to Cablevision and CSC Parent to purchase up to 3,071,152 shares of the Company's Series A Common Stock at an exercise price of $0.50 per share under certain conditions (the "Contingent Warrant"). The Contingent Warrant is not immediately exercisable and will become exercisable as and to the extent certain cable television systems are transferred from TCI and its controlled affiliates to Cablevision, CSC Parent or their controlled affiliates. The Company recorded a non-cash charge in the fourth quarter of 1997 of $172,600,000, which represents the cost of the distribution agreement, based on the fair value of the Warrant. In March 1998, the contingencies surrounding the Contingent Warrant were satisfied relating to 2,355,514 shares and, accordingly, an additional charge to operations of approximately $74,500,000, based on the fair value of the Contingent Warrant, will be recorded in the first quarter of 1998.

   In July 1997, the Company issued a warrant to Intel Corporation in connection with a development agreement that gives the warrant holder the right to purchase 100,000 shares of Series A common stock for $10.00 per share ("Intel Warrant 1"). The shares exercisable under Intel Warrant 1 vest over 30 months. The warrant is exercisable through September 2002. In September 1997, the Company amended the development agreement and issued a second warrant ("Intel Warrant 2") that gives the warrant holder the right to purchase 100,000 shares of Series A common stock for $21.00 per share. The shares subject to Intel
Warrant 2 vest upon the
completion of certain performance criteria as specified in the amended development agreement. In September 2004, all unvested shares will automatically vest. The Company deemed the warrants to have insignificant fair value at the time of issuance.

   In April 1997, the Company issued warrants to certain of the Series C preferred stock investors to purchase 100,000 shares of Series C preferred stock. These warrants were converted into warrants to purchase 2,000,000 shares of Series A common stock at a price of $10 per share at the time of the Company's initial public offering. The warrants are exercisable from June 2004 or earlier, subject to certain performance standards being met by the cable systems operators, as specified in the agreement. The Company deemed the warrants to have insignificant fair value at the time of issuance.

   In October 1996, the Company issued a warrant to its facilities lessor that gives the lessor the right to purchase 200,000 shares of Series A common stock for $15 per share. The warrant is exercisable for a five-year period beginning in October 1997. The Company deemed the warrant to have insignificant fair value at the time of issuance.

  Stock Options

   In January 1996, the Company adopted the 1996 Incentive Stock Option Plan, and in July 1996, the Company adopted the 1996 Incentive Stock Option Plan No. 2 (collectively, the "1996 Plans"). The 1996 Plans provide for incentive stock options, as defined by the Internal Revenue Code, to be granted to employees, at an exercise price not less than 100% of the fair value at the grant date as determined by the Board of Directors. The 1996 Plans also provide for nonqualified stock options to be issued to employees, officers, non-employee directors, and consultants at an exercise price of not less than 85% of the fair value at the grant date.

   The options granted under the 1996 Plans were exercisable immediately upon issuance and generally have a term of ten years. Upon termination of employment, unvested shares may be repurchased by the Company at the original purchase price. Fully vested shares could have been repurchased by the Company at the higher of the original purchase price or the fair market value of the shares as determined by the Board of Directors. The repurchase right for vested shares expired upon the completion of the Initial Public Offering. Stock options generally vest at the rate of 25% after one year and ratably on a monthly basis for three years thereafter.

   The Company's 1997 Equity Incentive Plan ("1997 Plan") was adopted by the Board of Directors in May 1997 and approved by the stockholders in July 1997 as the successor to the 1996 Plans. The 1997 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards and stock bonuses to employees, directors and consultants of the Company. Options under the 1997 Plan generally vest at the rate of 25% after one year and ratably on a monthly basis for three years thereafter. The total number of shares of Series A common stock reserved for issuance under the 1997 Plan is 16,000,000 less the total number of shares issued or issuable to employees, officers, directors and consultants under restricted stock purchase agreements, the 1996 Plans and shares issued under the 1997 Employee Stock Purchase Plan, discussed below.

   A summary of activity under the Company's stock option plans is as follows:

                                                        DECEMBER 31,
                                        --------------------------------------------
                                                1997                   1996
                                        ---------------------  ---------------------
                                                     WEIGHTED               WEIGHTED
                                          NUMBER     AVERAGE     NUMBER     AVERAGE
                                            OF       EXERCISE      OF       EXERCISE
                                          SHARES      PRICE      SHARES      PRICE
                                        -----------  --------  -----------  --------
     Balance at beginning of year.....     223,000     $ 0.06          --         --
       Options granted................   5,158,001     $ 6.30   5,296,500      $0.06
       Options exercised..............  (2,170,586)    $ 0.25  (4,875,500)     $0.06
       Options canceled...............    (152,280)    $ 3.78    (198,000)     $0.05
                                        ----------             ----------
     Balance at end of year...........   3,058,135     $10.26     223,000      $0.06
                                        ==========             ==========
     Options exercisable at year-end..   1,641,885                223,000
                                        ==========             ==========

   The following table summarizes information about stock options outstanding at December 31, 1997:

                                      OPTIONS OUTSTANDING          OPTIONS EXERCISABLE
                             -----------------------------------  ---------------------
                                           WEIGHTED-
                                            AVERAGE     WEIGHTED              WEIGHTED
           RANGE                           REMAINING    AVERAGE                AVERAGE
        OF EXERCISE            NUMBER     CONTRACTUAL   EXERCISE    NUMBER     EXERCISE
          PRICES             OUTSTANDING  LIFE (YEARS)   PRICE    EXERCISABLE   PRICE
---------------------------  -----------  ------------  --------  -----------  --------
       $0.05 - $4.00           1,505,635         9.29     $ 2.22    1,505,635    $ 2.22
       $5.60 - $8.00             133,500         9.50     $ 5.87      133,500    $ 5.87
          $18.44               1,170,000         9.90     $18.44        2,750    $18.44
      $18.63 - $24.50            249,000         9.76     $22.76           --        --
                               ---------                            ---------
      $0.05 - $24.50           3,058,135         9.57     $10.26    1,641,885    $ 2.54
                               =========                            =========

   At December 31, 1997, outstanding options to purchase 80,204 shares were vested and 4,196,346 shares of nonvested common stock issued pursuant to exercises of options were subject to repurchase at the Company's option in the event of employee terminations.

   The Company recorded deferred compensation of $5,257,000 and $346,000 during the years ended December 31, 1997 and 1996, respectively, for the difference between the exercise or purchase price and the deemed fair value of certain of the Company's stock options granted and stock issued under stock purchase agreements. These amounts are being amortized by charges to operations over the vesting periods of the individual stock options and stock purchase agreements, which are generally four years. A portion of the shares issued under certain stock purchase agreements during the year ended December 31, 1996 vested immediately. As a result the related compensation charge for the vested shares was recorded in the period in which the shares were issued.

  Employee Stock Purchase Plan

   The 1997 Employee Stock Purchase Plan ("ESPP") was established in July 1997 to provide employees with an opportunity to purchase common stock of the Company through payroll deductions. The Company initially reserved 400,000 shares of common stock for issuance to participants. Under the ESPP, the Company's employees, subject to certain restrictions, may purchase shares of common stock at the lesser of 85 percent of the fair market value at either the beginning of each two-year offering period or the end of each six-month purchase period within the two-year offering period. There have been no purchases under the ESPP as of December 31, 1997.

  Pro Forma Disclosures of the Effect of Stock-Based Compensation Plans

   Pro forma information regarding results of operations and loss per share is required by Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") for stock-based awards to employees as if the Company had accounted for such awards using a valuation method permitted under FAS 123.

   From inception through December 31, 1995, the Company made no stock-based awards to employees. The value of the Company's stock-based awards granted to employees in 1997 and 1996, prior to the Initial Public Offering, was estimated using the minimum value method. Options granted subsequent to the Initial Public Offering have been valued using the Black-Scholes option pricing model. Among other things, the Black-Scholes model considers the expected volatility of the Company's stock price, determined in accordance with FAS 123, in arriving at an option valuation. The minimum value method does not consider stock price volatility. Further, certain other assumptions necessary to apply the Black-Scholes model may differ significantly from assumptions used in calculating the value of options granted in 1996 and 1997, prior to the Initial Public Offering, under the minimum value method.


   The fair value of the Company's stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

                                           OPTIONS                ESPP
                                   ------------------------  ---------------
                                     1997            1996         1997
                                   ------------    --------  ---------------
Expected life of options.........    4 years       4 years      7 months
Expected volatility..............      0.71           N/A         0.72
Risk free interest rate..........      6.00%         6.50%        5.09%

                                                                               PERIOD FROM
                                                                              MARCH 28, 1995
                                                 YEAR ENDED DECEMBER 31,      (INCEPTION) TO
                                                 -----------------------       DECEMBER 31,
                                                    1997             1996         1995
                                                 ---------         --------   --------------
Net loss as reported.............                $(219,062)        $(24,513)   $(2,756)
Pro forma net loss...............                $(220,091)        $(24,520)   $(2,756)
Pro forma basic and diluted net
 loss per share..................                $   (2.12)        $  (0.26)   $ (0.03)
Pro forma basic and diluted net
 loss per share, as adjusted.....                $   (2.13)        $  (0.26)   $ (0.03)

   The weighted-average fair value of options granted during 1997 and 1996 was $3.29 and $0.01, respectively. The weighted-average fair value of ESPP rights granted in 1997 was $3.97.

7.  INCOME TAXES.

   The Company's income tax provision (benefit) differs from the income tax (benefit) determined by applying the U.S. federal statutory rate to the net loss as follows (in thousands):


                                                                                    PERIOD FROM
                                                                                  MARCH 28, 1995
                                                        YEAR ENDED DECEMBER 31,   (INCEPTION) TO
                                                       -------------------------   DECEMBER 31,
                                                           1997         1996           1995
                                                       ------------  -----------  ---------------
     Tax provision (benefit) at U.S. statutory rate..     $(74,481)     $(8,334)           $(937)
     Valuation allowance for deferred tax assets.....       74,481        8,334              937
                                                          --------      -------            -----
     Tax provision (benefit).........................     $     --      $    --            $  --
                                                          ========      =======            =====

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes at December 31 are as follows (in thousands):

                                               1997       1996
                                              ------     ------
     Deferred tax assets:

Net operating loss carryforwards...........  $ 25,484   $  6,568
Capitalized start-up costs.................     3,357      4,284
Cost of distribution agreement.............    70,200         --
Other......................................     1,106        525
                                             --------   --------
     Total gross deferred tax assets.......   100,147     11,377
Less valuation allowance...................   (99,614)   (10,857)
                                             --------   --------
Deferred tax assets........................       533        520
     Deferred tax liabilities:
Property and equipment.....................       533        520
                                             --------   --------
     Total gross deferred tax liabilities..       533        520
                                             --------   --------
     Net deferred tax assets...............  $     --   $     --
                                             ========   ========

   Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, a valuation allowance, in an amount equal to the net deferred tax assets as of December 31, 1997 and 1996 has been established to reflect these uncertainties. The valuation allowance increased by $88,757,000, $9,714,000, and $1,143,000 in 1997, 1996 and 1995, respectively.

   At December 31, 1997, the Company had net operating loss carryforwards for federal and state tax purposes of approximately $62,545,000. These carryforwards will expire beginning in 2010 and 2003 for federal and state purposes, respectively, if not utilized.

8.  RELATED PARTY TRANSACTIONS.

   For the years ended December 31, 1997 and 1996, the Company purchased services of approximately $215,000 and $2,726,000 respectively, from certain principal cable stockholders.

   The Company entered into a software license agreement under which the Company paid the vendor $2,275,000 and $1,388,000 during 1997 and 1996, respectively, as nonrefundable license fees, prepaid support and services. A member of the Company's Board of Directors is also an executive officer of the vendor.

   Related party transactions with principal cable stockholders are described in
Note 1.

9.  RETIREMENT PLAN.

   The Company has a retirement plan under Section 401(k) of the Internal Revenue Code. Under the retirement plan, participating employees may defer a portion of their pretax earnings up to the Internal Revenue Service annual contribution limit. The Company may make contributions to the plan at the discretion of the Board of Directors. To date, no such contributions have been made by the Company.

10.  SUBSEQUENT EVENTS.

  Litigation

   On July 8, 1997, PCTV, Inc. ("PCTV") filed a complaint against the Company in the United States District Court for the District of New Hampshire asserting rights in the @Home trademark. In the complaint, PCTV alleges trademark infringement and unfair competition based on the Company's use of the @Home mark and requests damages and injunctive relief. PCTV is a New Hampshire corporation that produces computer-related television programs such as "Business Computing," "Computer Chronicles" and "@Home." PCTV alleges that it first used the @Home mark in August 1994.

   In February 1998, the Company and PCTV entered into a Settlement Agreement pursuant to which PCTV assigned any and all right, title and interest in the @Home trademark to the Company and agreed to dismiss the complaint with prejudice. The Company, in turn, agreed to: enter into certain distribution arrangements for its @Home and @Work services with PC Connection Inc., an affiliated company of PCTV engaged in the direct marketing of computer hardware and software ("PCC"); promote PCC on the @Home service; and make a one time immaterial payment to PCTV.

  Stockholders' Equity

   The Board of Directors approved increases in the common stock reserved for issuance to the participants in the ESPP of 150,000 and 450,000 shares on January 14, 1998 and March 18, 1998, respectively.

   On March 18, 1998, the Board of Directors approved a 4,975,000 share increase in the common stock reserved for issuance under the Company's 1997 Plan.

   On March 18, 1998, the Company issued performance-based warrants to purchase an aggregate of up to 5,000,000 shares of common stock at a price of $10.50 per share to two stockholders that are also cable system operators. The warrants are exercisable as and to the extent certain performance criteria primarily related to achieving upgraded homes passed, subscribers and revenue goals are met by these cable systems operators. The warrants expire in March 2008.