Form 10-Q
period 1998-03-31
AT HOME CORP
filed 1998-05-15
CIK 1020620

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         _____________________________

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998.

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

                       Yes  [X]                 NO  [_]

The number of shares of the Registrant's Common Stock, $0.01 par value, outstanding as of April 30, 1998: 118,749,245 Shares of Series A Common Stock, 15,400,000 Shares of Series B Common Stock, and 14,877,660 Shares of Series K Common Stock.

================================================================================

                              AT HOME CORPORATION


                               Table of Contents

                                                                            Page
                                                                            ----
PART I     FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements - (Unaudited)

           Condensed Consolidated Balance Sheets - March 31, 1998
           and December 31, 1997...........................................   3

           Condensed Consolidated Statements of Operations - Three Months
           Ended March 31, 1998 and 1997...................................   4

           Condensed Consolidated Statements of Cash Flows - Three Months
           Ended March 31, 1998 and 1997...................................   5

           Notes to Condensed Consolidated Financial Statements............   6

ITEM 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................   9

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk......  22

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings...............................................  23

ITEM 2.    Changes in Securities and Use of Proceeds.......................  23

ITEM 5.    Other Information...............................................  23

ITEM 6.    Exhibits and Reports on Form 8-K................................  24

           Signatures......................................................  24

PART I.

Item 1.            CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                              AT HOME CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)


                                                                  MARCH 31,   DECEMBER 31,
                                                                     1998         1997
                                                                  ----------  -------------
               ASSETS
Current assets:
  Cash and cash equivalents.....................................  $  20,991      $  44,213
  Short-term cash investments...................................     83,026         76,166
                                                                  ---------      ---------
  Total cash, cash equivalents and short-term cash investments..    104,017        120,379
  Accounts receivable...........................................      1,793          1,470
  Accounts receivable -- related parties........................      2,337            672
  Other current assets..........................................      3,516          2,919
                                                                  ---------      ---------
Total current assets............................................    111,663        125,440
Property, equipment and improvements, net.......................     37,277         33,061
Other assets....................................................      4,957          2,082
                                                                  ---------      ---------
Total assets....................................................  $ 153,897      $ 160,583
                                                                  =========      =========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..............................................  $   4,541      $   2,409
  Accounts payable -- related parties...........................      2,194          2,108
  Accrued compensation and related expenses.....................        852            798
  Other accrued liabilities.....................................      9,218          8,764
  Current portion of capital lease obligations..................     10,778          9,971
                                                                  ---------      ---------
Total current liabilities.......................................     27,583         24,050
Capital lease obligations, less current portion.................     14,461         15,735
Other long-term liabilities.....................................      1,736          1,736
Commitments and contingencies
Stockholders' equity:
  Preferred stock...............................................         --             --
  Common stock, $0.01 par value:
     Authorized shares  230,277,660
     Issued and outstanding shares--
     118,723,127 in 1998 and 118,603,220 in 1997................    454,580        370,111
  Notes receivable from stockholders............................       (286)          (319)
  Deferred compensation.........................................     (4,144)        (4,399)
  Accumulated deficit...........................................   (340,033)      (246,331)
                                                                  ---------      ---------
Total stockholders' equity......................................    110,117        119,062
                                                                  ---------      ---------
Total liabilities and stockholders' equity......................  $ 153,897      $ 160,583
                                                                  =========      =========

See accompanying notes.

                              AT HOME CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                          THREE MONTHS ENDED MARCH 31,
                                                        --------------------------------
                                                          1998                     1997
                                                        --------                 --------
Revenues (1)......................................      $  5,773                 $    806
Costs and expenses (2):
      Operating costs.............................         8,615                    4,325
      Product development and engineering.........         3,573                    2,330
      Sales and marketing.........................         3,500                    2,934
      General and administrative..................         2,874                    2,158
      Cost of distribution agreements.............        83,320                       --
                                                        --------                 --------
            Total costs and expenses..............       101,882                   11,747
                                                        --------                 --------
Loss from operations..............................       (96,109)                 (10,941)
Interest income, net..............................         1,107                       40
                                                        --------                 --------
Net loss..........................................      $(95,002)                $(10,901)
                                                        ========                 ========
Basic and diluted net loss per share..............        $(0.85)                  $(0.11)
                                                        ========                 ========
Basic and diluted shares used in
 per share calculations...........................       111,562                   97,862
                                                        ========                 ========
----------
(1)  Revenues from related parties................      $  1,371                 $    502
                                                        ========                 ========
(2)  Depreciation and amortization included
      in costs and expenses.......................      $  2,845                 $  1,611
                                                        ========                 ========
See accompanying notes.

                              AT HOME CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                            MARCH 31,
                                                       --------------------
                                                         1998       1997
                                                       ---------  ---------
CASH (USED IN) OPERATING ACTIVITIES
Net loss.............................................  $(95,002)  $(10,901)
Adjustments to reconcile net loss to cash used
  in operating activities:
    Amortization of deferred compensation............       255        159
    Depreciation and amortization....................     2,590      1,452
    Cost of distribution agreement...................    83,320         --
    Changes in assets and liabilities:
      Accounts receivable............................    (1,988)       278
      Other assets...................................    (2,172)    (1,096)
      Accounts payable...............................     2,218         96
      Accrued compensation and related expenses......        54        118
      Other accrued liabilities......................       454      1,582
                                                       --------   --------
Cash (used in) operating activities..................   (10,271)    (8,312)

CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES
Purchase of short-term cash investments..............   (20,425)      (299)
Sales and maturities of short-term cash investments..    13,565      5,000
Purchase of property, equipment and improvements,
  net of leases......................................    (4,448)    (1,343)
                                                       --------   --------
Cash (used in) provided by investing activities......   (11,308)     3,358

CASH (USED IN) FINANCING ACTIVITIES
Proceeds from issuance of common stock...............     1,149         95
Payments on capital lease obligations................    (2,825)      (783)
Repayment of notes receivable from stockholders......        33         --
                                                       --------   --------
Cash (used in) financing activities..................    (1,643)      (688)
                                                       --------   --------
Net (decrease) in cash and cash equivalents..........   (23,222)    (5,642)
Cash and cash equivalents, beginning of period.......    44,213      9,709
                                                       --------   --------
Cash and cash equivalents, end of period.............  $ 20,991   $  4,067
                                                       ========   ========
SUPPLEMENTAL DISCLOSURES
Interest paid........................................  $    752   $    134
                                                       ========   ========
Acquisition of equipment under capital leases........  $  2,358   $  3,124
                                                       ========   ========
  Notes receivable from stockholders issued in
    connection with exercise of stock options
    and restricted stock purchases...................  $    ---   $    345
                                                       ========   ========
See accompanying notes.

                              AT HOME CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of At Home Corporation and its wholly owned subsidiary (collectively, the "Company"). These unaudited condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1998. The interim financial statements should be read in connection with the financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission.

Note 2. Basic and Diluted Net Loss Per Share

Basic and diluted net loss per share are computed using the weighted average number of common shares outstanding. The computation for the three months ended March 31, 1997 also gives pro forma effect to the conversion, in connection with the Company's initial public offering in July 1997, of all outstanding shares of convertible preferred stock into shares of common stock. The effect of outstanding stock options, warrants, and common stock subject to repurchase is excluded form the computation as their inclusion would be anti-dilutive.

The computation of basic and diluted net loss per share is as follows:

                                               Three Months Ended March 31,
                                              ------------------------------
                                                   1998            1997
                                              --------------  --------------

Net loss....................................       $(95,002)       $(10,901)
                                                   ========        ========
Shares of weighted average common stock.....        111,562           2,610
Pro forma common equivalent shares from
  convertible preferred stock...............             --          95,252
                                                   --------        --------
Basic and diluted shares used in per share
  calculation...............................        111,562          97,862
                                                   ========        ========
Basic and diluted net
  loss per share............................       $  (0.85)       $  (0.11)
                                                   ========        ========


Note 3.  Comprehensive Income (Loss)

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130") which establishes new rules for the reporting and display of comprehensive income
(loss) and its components. The adoption of this Statement had no impact on the Company's net income or stockholder's equity. FAS 130 requires unrealized gains and losses on the Company's available-for-sale securities to be included in other comprehensive loss.

The components of the Company's comprehensive loss are as follows:

                                                Three Months Ended March 31,
                                                -----------------------------
                                                   1998               1997
                                                ----------          ---------

  Net loss........................              $(95,002)           $(10,901)
  Unrealized gain on investments..                 1,300                  --
                                                --------            --------
  Comprehensive loss..............              $(93,702)           $(10,901)
                                                ========            ========

Note 4.  Stockholders' Equity

Common Stock Warrants Issued to Cable Partners

In October 1997, the Company entered into a contract with Cablevision Systems Corporation ("Cablevision"), and its parent, CSC Parent Corporation ("CSC Parent"), Comcast Corporation ("Comcast"), Cox Enterprises, Inc. ("Cox"), Kleiner Perkins Caufield & Byers and Tele-Communications, Inc. ("TCI") (the "Cablevision Agreement"). Pursuant to the Cablevision Agreement, Cablevision entered into a Master Distribution Agreement for the distribution of the Company's @Home service on substantially the same terms and conditions as TCI, Comcast and Cox. Although Cablevision is subject to certain exclusivity obligations that prohibit it from obtaining high-speed (greater than 128 kilobits per second) residential consumer Internet services from any source other than the Company, Cablevision is under no obligation to upgrade its cable systems to two-way cable infrastructure and is under no affirmative obligation to roll out, market, promote or carry any of the Company's services. The exclusivity obligations in favor of the Company expire in June 2002, and may be terminated sooner under certain circumstances. These exclusivity obligations also are subject to exceptions that would permit Cablevision to engage in certain activities which could compete, directly or indirectly, with the activities of the Company. In connection with the Cablevision Agreement, Cablevision was granted warrants to purchase up to 10,946,936 shares of the Company's Series A Common Stock at an exercise price of $0.50 per share under certain conditions. A portion of the warrants are not exercisable unless certain cable systems are transferred by TCI to Cablevision.

In addition, in March 1998, the Company issued performance-based warrants to Rogers Cablesystems Limited ("Rogers") and Shaw Cablesystems Ltd. ("Shaw") to purchase up to 5,000,000 shares of Series A Common Stock at an exercise price of $10.50 per share. These warrants will become exercisable when, as and if Rogers and/or Shaw meet certain performance milestones for homes passed, subscribers and revenue.

As a result of these transactions, warrants to purchase 10,231,298 shares of Series A Common Stock at $0.50 per share and 350,000 shares at $10.50 a share were exercisable as of March 31, 1998. During the three months ended March 31, 1998, the Company recorded a non-cash charge of $83.3 million to operations based on the fair value of such warrants to purchase 2,705,514 shares of Series A Common Stock which became exercisable during the period as a result of the transfer of certain TCI cable systems to Cablevision and the achievement of certain performance milestones. Such charges are included in "cost of distribution agreements" in the accompanying condensed consolidated statements of operations. The remaining warrants will become exercisable if and when additional TCI homes are transferred to Cablevision and when, as and if certain performance milestones are achieved by Rogers and/or Shaw.

In May 1998, the Company agreed to issue performance based warrants to Century Communications Corp. ("Century") to purchase up to 2,600,000 shares of Series A Common Stock at an exercise price of $10.50 per share. In addition, if Century enters into a binding agreement to acquire additional homes in the Los Angeles area during 1998, the Company will issue additional warrants to purchase Series A Common Stock for such homes at an exercise price of $10.50 per share. Beginning in March 1999, the warrants may become exercisable when, as and if Century meets certain annual performance milestones for commercially deploying the @Home service. In the event such performance milestones are met, the Company would incur a non-cash charge to operations for the difference between the fair market value of the Company's Series A Common Stock and the exercise price of $10.50 per share.

Employee Stock Option and Purchase Plans

On May 13, 1998, the stockholders' approved increases of 600,000 and 4,975,000 shares of Series A Common Stock reserved for issuance to participants in the Employee Stock Purchase Plan and the 1997 Equity Incentive Plan, respectively.

Note 5. Commitments

In September 1997 and March 1998, the Company exercised its build-to-suit options to require the landlord to build approximately 360,000 square feet of facilities on adjacent property. The Company also has a separate build-to-suit option to require the landlord to build a total of approximately 70,000 additional square feet of facilities on adjacent property, subject to certain conditions. All facilities constructed under the Company's build-to-suit options will be subject to leases of up to 15 years in length, have base rent determined in relation to construction costs and will include tenant improvements paid for by the Company. The build-to-suit options which have been exercised provide for monthly rental payments, beginning upon the phased completion of the buildings. Occupancy of the first phase is scheduled during 1999, which will result in rental payments of approximately $320,000 per month. Additional buildings are scheduled to be occupied in the year 2000 which will result in additional rental payments of approximately $320,000 per month.

Note 6.  Impact of Recently Issued Accounting Standards

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131") which establishes reporting standards regarding operating segments, products and services, geographic areas and major customers. The disclosure required by FAS 131 will first be reflected in the Company's consolidated financial statements for the year ended December 31, 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. These forward-looking statements are subject to significant risks and uncertainties, including those identified in the section of this Form 10-Q entitled "Factors That May Affect Future Operating Results", in the Company's 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 31, 1998 and in the Company's Final Prospectus for its initial public offering ("IPO") filed with the SEC on July 11, 1997, which may cause actual results to differ materially from those discussed in such forward-looking statements. The forward-looking statements within this Form 10-Q are identified by words such as "believes", "anticipates", "expects", "intends", "may", "will" and other similar expressions. However, these words are not the exclusive means of identifying such statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q with the SEC. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the SEC, including its Final Prospectus, that attempt to advise interested parties of the risks and factors that may affect the Company's business.

GENERAL

The Company is a leading provider of Internet services over the cable television infrastructure and leased digital telecommunications lines to consumers and businesses. The Company's primary offering, the @Home service, allows residential subscribers to connect their personal computers via cable modems to a new high-speed Internet backbone network developed and managed by the Company. This service enables subscribers to receive the "@Home Experience," which includes Internet service over hybrid fiber co-axial ("HFC") cable, at average transmission speeds of up to 100 times faster than typical dial-up connections, "always on" connection, and rich multimedia programming through an intuitive graphical user interface.

The technology foundation of the @Home Experience is the @Home broadband network a "parallel Internet" that optimizes traffic routing, improves security and consistency of service, and facilitates end-to-end network management. The Company has implemented a nationwide backbone, designed and built its Network Operations Center with 24 x 7 capabilities, deployed 19 regional data centers ("RDCs"), implemented an integrated customer management system including billing and customer care support, and developed a customized browser.

The content foundation of the @Home Experience is provided by the Company's @Media group. @Media's programming services enhance the @Home Experience by aggregating high-quality and compelling multimedia content from the Internet into an intuitive graphical user interface. The home page for the @Home Experience provides the user with access to an array of multimedia content "Channels," powerful tools and Web-based applications designed specifically to take advantage of the @Home broadband network. The @Media group also sells advertising, works with content providers to aggregate content and facilitate online transactions, and plans to offer premium services. As of March 31, 1998, the Company had 24 revenue-generating advertisers.

The Company has entered into distribution arrangements for the @Home service with Tele-Communications, Inc. ("TCI"), Cablevision Systems Corporation ("Cablevision"), Comcast Corporation ("Comcast"), Cox Enterprises, Inc. ("Cox"), Rogers Cablesystems Limited ("Rogers"), Shaw

Cablesystems Ltd.("Shaw"), Marcus Cable Operating Company, L.P. ("Marcus") and InterMedia Partners IV L.P. ("InterMedia") (collectively, the "Cable Partners"), whose cable systems pass approximately 50 million homes in North America. As of March 31, 1998, approximately 5.7 million of these homes were passed by upgraded two-way HFC cable, and the Company believes that its Cable Partners will complete the upgrade of systems passing a majority of their homes within five years. As of March 31, 1998, the Company had launched its service through its Cable Partners in portions of 26 cities and communities in the United States and Canada and had approximately 90,000 cable modem subscribers. In the United States, the @Home service is sold for a flat monthly fee generally ranging from $35 to $55, which typically includes the cost of a cable modem. Under the current Cable Partner arrangements in the United States, the Company receives 35% of both the basic monthly fees and the fees for premium services, and the Cable Partner retains the entire installation payment. In Canada, the Company receives a smaller percentage of the monthly subscription fees billed by Rogers and Shaw because Rogers and Shaw are responsible for various costs that are not borne by the Company's Cable Partners in the United States, such as the costs of providing additional customer support, data transport within Canada, and marketing and programming.

The Company is developing software and a specialized @Home service to enable set-top boxes connected to televisions and cable modems to deliver the @Home Experience to the broad market that does not use computers. In addition, in February 1998, the Company entered into a Memorandum of Understanding with TCI's National Digital Television Center ("NDTC"). The Memorandum of Understanding contemplates that @Home will supply email accounts for up to 11 million advanced digital set-top devices and will provide connectivity, geographically dispersed mail servers and overall system management for TCI's email services. @Home also would work with NDTC on the overall software integration related to TCI's advanced digital set-top devices. See "Factors That May Affect Future Operating Results -- Risks Associated with Joint Development Efforts."

For businesses, the Company's @Work services provide end-to-end managed connectivity for Internet, intranet and extranet solutions over a variety of transport media including leased digital telecommunications lines. The Company currently offers two services: @Work Internet, a high-speed Internet connectivity service for commercial enterprises; and @Work Remote, a Virtual Private Networking telecommuting solution. To date, @Work Internet has been primarily deployed via leased telecommunication lines, but is also available via the HFC infrastructure under an agreement with Cox. The Company receives 100% of installation and monthly access fees for the @Work Internet services delivered via leased digital telecommunications lines. As of March 31, 1998, the Company was receiving revenue from approximately 600 @Work Internet customers and had agreements with more than 200 additional customers to begin to install service. Revenues from @Work Remote are not yet significant but are expected to increase in 1998 as a result of an agreement between the Company, TCI, Cox and Comcast to develop, market and deploy this service. See "Factors That May Effect Future Operating Results--Unproven Business: No Assurance of Profitability."

In order to accelerate deployment of the @Work connectivity solutions into major U.S. metropolitan areas, the Company established a strategic relationship with Teleport Communication Group ("TCG"), the country's largest competitive local exchange carrier ("CLEC"), in April 1997, to provide co-location facilities and local telecommunication circuits for @Work's infrastructure and subscriber connectivity. By combining the @Home broadband network with cable, telephone and technology relationships, @Work provides a foundation for nationwide delivery of network-based business applications and other value-added data networking services.

Effective October 2, 1997, the Company entered into a Letter Agreement and Term Sheet with Cablevision, Comcast, Cox, TCI and Kleiner Perkins Caufield & Byers (the "Cablevision Agreement"). Pursuant to the Cablevision Agreement, Cablevision entered into a Master Distribution Agreement for the distribution of the Company's @Home service on substantially the same terms and conditions as TCI, Comcast and Cox. Although Cablevision, Comcast, Cox, and TCI (the "Principal U.S. Cable Partners") are subject to certain exclusivity obligations that prohibit them from obtaining high-speed (greater than 128 Kbps) residential consumer Internet services from any source other than the Company, Cablevision and the other Principal U.S. Cable Partners are under no obligation to upgrade their cable systems to two-way cable infrastructure and are under no affirmative obligation to roll out, market, promote or carry any of the Company's services. The Principal U.S. Cable Partners' exclusivity obligations in favor of the Company expire on June 4, 2002, and may be terminated sooner under certain circumstances. These exclusivity obligations also are subject to exceptions that would permit Cablevision and the other Principal U.S. Cable Partners to engage in certain activities which could compete, directly or indirectly, with the activities of the Company.

In addition, in March 1998, the Company issued performance-based warrants to Rogers and Shaw to purchase up to 5,000,000 shares of Series A Common Stock at an exercise price of $10.50 per share. These warrants will become exercisable when, as and if Rogers and/or Shaw meet certain performance milestones for homes passed, subscribers and revenue.

As a result of these agreements, warrants to purchase 10,231,298 shares of Series A Common Stock at $0.50 per share and 350,000 shares at $10.50 a share were exercisable as of March 31, 1998. During the three months ended March 31, 1998, the Company recorded a non-cash charge of $83.3 million to operations based on the fair value of such warrants to purchase 2,705,514 shares of Series A Common Stock which became exercisable during the period as a result of the transfer of certain TCI cable systems to Cablevision and the achievement of certain performance milestones. Such charges are included in "cost of distribution agreements" in the accompanying condensed consolidated statements of operations. The remaining warrants will become exercisable if and when additional TCI homes are transferred to Cablevision and when, as and if certain performance milestones are achieved by Rogers and/or Shaw.

In May 1998, the Company agreed to issue performance based warrants to Century Communications Corp. ("Century") to purchase up to 2,600,000 shares of Series A Common Stock at an exercise price of $10.50 per share. In addition, if Century enters into a binding agreement to acquire additional homes in the Los Angeles area during 1998, the Company will issue additional warrants to purchase Series A Common Stock for such homes at an exercise price of $10.50 per share. Beginning in March 1999, the warrants may become exercisable when, as and if Century meets certain annual performance milestones for commercially deploying the @Home service. In the event such performance milestones are met, the Company would incur a non-cash charge to operations for the difference between the fair market value of the Company's Series A Common Stock and the exercise price of $10.50 per share.

To the extent that Cablevision, Rogers, Shaw and/or Century become eligible to and exercise their warrants, the Company's stockholders would experience additional dilution. The Company also may issue additional stock, or warrants to purchase the same, at less than fair market value in connection with its efforts to expand its distribution of the @Home service to other cable operators.

As of March 31, 1998, the Company had expended approximately $141.4 million on capital expenditures and operating costs and expenses to design and build the @Home broadband network and the corporate infrastructure necessary to support the roll-out of the @Home and @Work services. The Company currently intends to increase its capital expenditures as well as its operating and sales and marketing expenditures in order to expand its network to support additional expected subscribers in existing and future markets and to provide the Company's services to a growing number of potential subscribers. To the extent that cable modems are successfully marketed in the future through retail and other mass-market channels, additional expenditures customary in this channel could be incurred. As a result, the Company expects to continue to incur additional substantial net losses for the foreseeable future. The Company has incurred net losses from operations in each fiscal period since its inception and, as of March 31, 1998, had an accumulated deficit of $84.1 million (before the $255.9 million of charges recorded in the first quarter of 1998 and the fourth quarter of 1997 in connection with the distribution agreements), and an accumulated deficit of $340.0 million, including these charges.

RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

                                       THREE MONTHS ENDED
                                  ----------------------------

     REVENUES                       1998     CHANGE      1997
     --------                     -------    ------    -------

     Revenues                     $ 5,773      616%    $  806
                                  =======              ======

Revenues. The Company's revenues consist of monthly subscription fees for the @Home residential service, installation and monthly access fees for @Work services, fees for advertising, fees from @Media content providers, and fees for customer support activities for cable system operators, all of which are recognized during the period in which services are provided. Total revenues for the three months ended March 31, 1998 totaled $5.8 million, an increase of $5.0 million over revenues of $806,000 for the three months ended March 31, 1997. Related party revenues as a percentage of total revenues were approximately 24% and 62% for the three month periods ended March 31, 1998 and 1997, respectively. For the three months ended March 31, 1998, revenues from @Work services in the United States, initiated late in the first quarter of 1997, and from the @Home service in Canada, initiated in the second quarter of 1997, contributed significantly to the Company's total revenues. The @Home residential and @Work commercial businesses contributed approximately equally to total revenues, while @Media represented a much smaller percentage.

                                          THREE MONTHS ENDED
                                       --------------------------
COSTS AND EXPENSES                       1998    CHANGE    1997
------------------                     --------  -------  -------
Operating Costs                        $  8,615      99%  $ 4,325
Product Development and Engineering       3,573      53%    2,330
Sales and Marketing                       3,500      19%    2,934
General and Administrative                2,874      33%    2,158
                                       --------           -------
 Total Costs and Expenses Before
 Costs of Distribution Agreements        18,562      58%   11,747
Costs of Distribution Agreements         83,320     N/A        --
                                       --------           -------
  Total Costs and Expenses             $101,882     767%  $11,747
                                       ========           =======

Total Costs and Expenses. Total costs and expenses, before the non-cash charge of $83.3 million related to the fair value of common stock warrants issued to cable system operators in connection with distribution agreements, was $18.6 million for the period ended March 31, 1998 compared to $11.7 million for the three month period ended March 31, 1997. This year over year increase of $6.8 million was primarily a result of operating costs associated with the expansion and deployment of the @Home broadband network to support the @Home service subscriber growth, additional corporate infrastructure investments to support corporate revenue growth, and the start-up and expansion of @Work services. Operating costs rose 58% year over year compared to revenue growth of 616%. The Company believes continued expansion of operations as well as its network infrastructure is critical to the achievement of its goals and anticipates that costs and expenses will continue to increase significantly in each quarter for the foreseeable future.

Operating Costs. Operating costs are primarily related to providing services to customers and maintaining the @Home broadband network, which includes the functional areas of customer and technical support, RDCs, content programming, and @Home and @Work telecommunications costs. Included in operating costs are salaries and related expenses for personnel, telecommunication (transport) costs and the depreciation, amortization and maintenance of capital equipment. Operating costs grew 99% to $8.6 million compared to $4.3 million for the three month periods ended March 31, 1998 and 1997, respectively. This increase was primarily a result of: (i) additional transport costs to support @Work customers and the deployment of the @Home broadband network to additional sites; (ii) maintenance and depreciation of capital equipment in support of the RDCs and headend architecture; (iii) back office computer and customer service operations, especially the expansion of technical support; (iv) development of additional content programming resources; and (v) operating costs including local transport, backbone costs and customer premise equipment in support of the launch of @Work services. During 1998, costs are expected to increase substantially in absolute dollars as the Company continues to make investments in network backbone and infrastructure, computer systems to support the growth in the Company's operations, and increased personnel and transport costs.

Product Development and Engineering. Product development and engineering expenses consist primarily of salaries and related expenses for personnel, fees to outside contractors and consultants, the allocated cost of facilities, and the depreciation and amortization of capital equipment. Product development and engineering expenses grew 53% to $3.6 million compared to $2.3 million for the three month periods ended March 31, 1998 and 1997, respectively. The higher level of expenses for product development and engineering was attributable principally to increases in personnel and related expenses incurred primarily in five areas: the design, testing and deployment of the @Home broadband network; the development of software tools and enabling platforms for the creation and distribution of enhanced content; development of technologies to support advanced digital set-top box applications; applications development specifically designed to take advantage of the @Home broadband network; and the development of @Work services. Product development and engineering costs have been expensed as incurred. During 1998, costs in this area are expected to increase substantially due in part to the Company embarking on the development of technologies related to advanced digital set-top box applications and to the scaling of the Company's network backbone.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and promotional expenses. Sales and marketing expenses grew 19% to $3.5 million as compared to $2.9 million for the three month periods ended March 31, 1998 and 1997, respectively. This increase was principally the result of: the expansion of the @Work sales force and related travel expenses; continued increases in sales and marketing activities to support the expansion of regional deployments of the @Home and @Work services; and related marketing activities to attract additional cable partners, subscribers and corporate accounts. However, the year over year growth was significantly less than revenue growth, as the Company begins to benefit from economies of scale and the leverage of affiliating with its Cable Partners. Costs in this area are expected to increase significantly throughout 1998 primarily due to continued investments in the @Work sales organization as well as anticipated personnel and other costs required to increase the Company's focus on national branding, national promotions and the initiation of its retail sales efforts.

General and Administrative. General and administrative expenses consist primarily of administrative and executive personnel costs, fees for professional services and the costs of in-house systems and infrastructure to support the operations of the Company. General and administrative expenses grew 33% to $2.9 million as compared to $2.2 million for the three month periods ended March 31, 1998 and 1997, respectively. This increase was the result of: increased expenses associated with the Company's international efforts; additions of personnel to support the operations of the Company and their related costs; and additional expenses related to activities and requirements of becoming a public company. During 1998, the Company anticipates that costs in this area will continue to grow significantly.

Interest Income, Net. Interest income, net, represents interest earned by the Company on its cash and short-term cash investments, less interest expense on capital lease obligations. Interest income was $1.6 million and $156,000 for the three month periods ended March 31, 1998 and 1997, respectively. This increase was principally due to the increased cash balances available to invest resulting from the Company's Series C Preferred Stock financing in April 1997 and the Company's IPO in July 1997. Interest expense for the three month period ended March 31, 1998 was $474,000 as compared to $116,000 for the same period of 1997. This increase was due primarily to significant increases in capital lease obligations associated with the Company's leasing of capital equipment.

Net Loss. The net loss, before the charge for the fair value of common stock warrants issued to cable system operators in connection with distribution agreements, was $11.7 million for the three month period ended March 31, 1998, compared to $10.9 million for the three month period ended March 31, 1997. Including the non-cash charge of $83.3 million, the net loss for the three month period ended March 31, 1998 was $95.0 million. The increase in net loss for the quarter of $0.8 million, before the non-cash charge, was primarily a result of expansion of operations and the initiation of new businesses, such as @Work, partially offset by the additional revenues from the Company's @Home and @Work businesses. The Company anticipates that the quarterly net loss, excluding charges related to the Cablevision Agreement or other potential performance-based warrant charges, will begin to decline during 1998 as sequential revenues grow at a faster rate than sequential expenses.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations primarily through a combination of private and public sales of equity securities and capital equipment leases. At March 31, 1998, the principal source of liquidity for the Company was $104.0 million of cash, cash equivalents and short-term cash investments, as compared to $120.4 million at December 31, 1997. The Company finances and expects to continue financing a substantial amount of its capital equipment expenditures from a variety of sources, including direct vendor leasing programs, third party commercial leasing arrangements and bank financing.

In September, 1997, the Company entered into a Term Loan Agreement (the "Term Loan") with Silicon Valley Bank (the "Bank"). The Term Loan provides for borrowings of up to $8.0 million to finance the acquisition of property, equipment and improvements, and to collateralize letters of credit. Borrowings under this Term Loan bear interest at the Bank's prime rate. As of March 31, 1998, there were no borrowings under this Term Loan although there were outstanding letters of credit in the amount of $1.5 million issued as security deposits on real estate. Under the Term Loan, the Company is required to meet certain financial covenants. The Term Loan expires in September 2001.

Net cash used in operating activities for the three months ended March 31, 1998 was $10.3 million primarily as a result of the net loss ($11.7 million) before the effect of non-cash distribution agreement charges ($83.3 million), partially offset by depreciation and amortization ($2.6 million). Net cash used in operating activities for the three months ended March 31, 1997 was $8.3 million, primarily as a result of net losses.

Net cash used in investing activities for the three months ended March 31, 1998 was $11.3 million, primarily from purchases of short-term cash investments ($20.4 million), partially offset by sales and maturities of short-term cash investments ($13.6 million) and cash purchases of property, equipment, and improvements ($4.4 million). Net cash provided by investing activities for the three months ended March 31, 1997 of $3.4 million was primarily the result of sales and maturities of short-term cash investments ($5.0 million), partially offset by cash purchases of property, equipment and improvements ($1.3 million). Gross capital expenditures for equipment, software, furniture, leasehold improvements and fixtures for the three months ended March 31, 1998 and 1997, respectively, were $6.8 million and $4.5 million, respectively, of which $2.4 million and $3.1 million, respectively, were financed through capital leases.

Net cash used in financing activities for the three months ended March 31, 1998 was $1.6 million, resulting primarily from payments on capital lease obligations ($2.8 million), partially offset by proceeds from the issuance of common stock ($1.1 million). For the three months ended March 31, 1997, cash used in financing activities was $0.7 million, resulting primarily from payments on capital lease obligations ($0.8 million).

The Company believes that it has the financial resources needed to meet its presently anticipated business requirements, including capital expenditure and strategic operating programs, for at least the next twelve months. Nonetheless, depending on market conditions, the Company may elect to sell additional equity or debt securities or obtain additional credit facilities. Thereafter, if cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may need or elect, depending on market conditions, to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity or convertible debt securities may result in additional dilution to the Company's stockholders. There can be no assurance that the Company will be able to raise any such capital on terms acceptable to the Company or at all.

The Company is headquartered in facilities consisting of approximately 135,000 square feet in Redwood City, California, which the Company occupies under a 12-year lease. Under this lease, the Company is obligated to pay for all tenant improvements, substantially all of which had been completed as of December 31, 1997. In September 1997 and March 1998, the Company exercised its build-to-suit options to require the landlord to build approximately 360,000 square feet of facilities on adjacent property. The Company also has a separate build-to-suit option to require the landlord to build a total of approximately 70,000 additional square feet of facilities on adjacent property, subject to certain conditions. All facilities constructed under the Company's build-to-suit options will be subject to leases of up to 15 years in length, have base rent determined in relation to construction costs and will include tenant improvements paid for by the Company. In addition to its build-to-suit options, the Company has the right to purchase two of the buildings leased from the landlord consisting of approximately 200,000 total square feet. The Company has also opened a small sales office in Bala Cynwyd, Pennsylvania to support its Cable Partners in the eastern United States and eastern Canada. The Company anticipates that its existing facilities, together with the facilities the Company has the right to have built, will be adequate to accommodate its future growth for the foreseeable future.

IMPACT OF ADOPTION OF NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes reporting standards regarding operating segments, products and services, geographic areas and major customers. The disclosure required by FAS 131 will first be reflected in the consolidated financial statements for the year ended December 31, 1998.

IMPACT OF THE YEAR 2000 ISSUE

The Company continues to review its internal management information systems as well as third parties' systems in order to assess the possible impact of year 2000 issues on its business. The Company expects the result of this review and assessment will enable it to develop plans for any necessary changes, including the testing and implementation of these changes, and to make estimates of the likely time and costs of any required changes. To the extent that such modifications need to be made, the Company will endeavor to make them on a timely basis and does not believe that the cost of such modifications will have a material effect on the Company's operating results, due to its relatively short operating history and small number of installed computer systems.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

Unproven Business; No Assurance of Profitability. The Company was incorporated in March 1995, commenced operations in August 1995, and has incurred net losses from operations in each fiscal period since its inception. As of March 31, 1998, the Company had an accumulated deficit of $84.1 million (before the $255.9 million of charges recorded in the fourth quarter of 1997 and the first quarter of 1998 in connection with distribution agreements), and an accumulated deficit of $340.0 million, including the charge relating to distribution agreements. In addition, the Company currently intends to increase its capital expenditures and operating expenses in order to expand its network to support additional expected subscribers in existing and future markets, to support the continued roll-out of its @Work services and to market and provide the Company's services to a growing number of potential subscribers. As a result, the Company expects to incur additional substantial operating and net losses for the foreseeable future. The profit potential of the Company's business model is unproven. The @Home service has only recently been launched, was only available in portions of 26 geographic markets as of March 31, 1998 and may not achieve broad consumer or commercial acceptance. The Company's @Work services have also only recently been launched. Although approximately 800 organizations have agreed to utilize @Work services as of March 31, 1998, @Work services may not achieve broad commercial acceptance and the current rate of deployment for @Work services may not be sustained. The Company has difficulty predicting whether the pricing models for its Internet services will prove to be viable, whether demand for its Internet services will materialize at the prices it expects its Cable Partners to charge (for the @Home service) or the prices it charges (for @Work services), or whether current or future pricing levels will be sustainable. If such pricing levels are not achieved or sustained or if the Company's services do not achieve or sustain broad market acceptance, the Company's business, operating results and financial condition will be materially adversely affected. There can be no assurance that the Company will ever achieve favorable operating results or profitability.

Subscriber Growth Risks for the @Home Service. As of March 31, 1998, the Company had approximately 90,000 cable modem subscribers to its @Home service. The Company's ability to increase the number of subscribers to the @Home service to achieve its business plans and generate future revenues will be dependent on a number of factors, many of which are beyond the Company's control. These factors include, among others: (i) the rate at which the Company's current and future Cable Partners upgrade their cable infrastructures; (ii) the ability of the Company and its Cable Partners to coordinate timely and effective marketing campaigns with the availability of such upgrades; (iii) the success of the Cable Partners in marketing the @Home service to subscribers in their local cable areas; (iv) the prices that the Cable Partners set for the @Home service and its installation; (v) the speed at which the Cable Partners can complete the installations required to initiate service for new subscribers; and (vi) the quality of customer and technical support the Company and its Cable Partners provide. The Company believes subscriber growth has been constrained, and will continue to be constrained, by the amount of time required to install the @Home service for each residential consumer. In addition, most of the Company's Cable Partners are not obligated to upgrade their cable infrastructures or market the @Home service. Moreover, the @Home service is currently priced at a premium to many other online services, and large numbers of subscribers may not be willing to pay a premium for the @Home service. Because of the foregoing factors, among others, the Company is able to forecast its revenues or the rate at which it will add new subscribers with only a limited degree of accuracy. The Company may not be able to increase its subscriber base in accordance with its internal forecasts or the forecasts of industry analysts or to a level that meets the expectations of investors. The rate at which subscribers have increased during the first quarter of 1998 should not be taken as indicative of the rate at which subscribers may be expected to increase in the future. In particular, while the Company has forecast that its number of subscribers could grow to 350,000 or more by the end of 1998 from approximately 90,000 subscribers as of March 31, 1998, the Company may not achieve this level of subscriber growth, particularly given the risks set forth in this "Factors That May Affect Future Operating Results" section.

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

Control by TCI. TCI controls approximately 72% of the voting power of the Company as of March 31, 1998. Therefore, TCI has the ability to control most significant matters requiring stockholder approval, including the election of a majority of the Company's directors, subject to certain supermajority approval rights held by Comcast and Cox. In addition, the Company's Board of Directors, which is controlled by TCI and certain of the Company's other Principal U.S. Cable Partners, has the power, subject to directors' fiduciary duties, to change the terms of distribution for the Company's Internet services to be more favorable for the Company's Principal U.S. Cable Partners and less favorable for the Company. See the Company's Registration Statement on Form S-1 (File No. 333-27323), and exhibits thereto, which became effective on July 11, 1997 for additional information on the rights of TCI and other Principal U.S. Cable Partners.

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

Potential Disposition of Cable Systems by Principal U.S. Cable Partners. The Company's agreements with its Principal U.S. Cable Partners do not require that they maintain a specified number of cable systems, subscribers or homes passed in order to maintain their control over and equity ownership of the

Company. Therefore, these Principal U.S. Cable Partners may dispose of a significant amount of their cable systems without requiring that such cable systems remain subject to any exclusivity provisions. However, to the extent that any Principal U.S. Cable Partner disposes of more than 20% of the number of homes passed in its service areas as of June 4, 1996 (subject to certain exceptions) without causing such transferred homes to remain exclusive to @Home, then such Principal U.S. Cable Partner may be required to sell a proportionate amount of its equity interest in the Company to the other Principal U.S. Cable Partners at the fair market value thereof. TCI has recently announced the proposed sale or transfer of certain cable systems and is considering various plans and proposals that may result in the disposition of other of its cable systems. Such dispositions may have an adverse effect upon the business, operating results and financial condition of the Company if the transferred homes do not remain exclusive to @Home. In addition, in April 1998 Paul Allen announced that he had entered into an agreement to acquire Marcus. However, Marcus remains obligated to deploy the @Home service on an exclusive basis in certain markets.

Unproven Network Scalability, Speed and Security. Due to the limited deployment of the Company's services, the ability of the @Home broadband network to connect and manage a substantial number of online subscribers at high transmission speeds is as yet unknown, and the Company faces risks related to the @Home broadband network's ability to be scaled up to its expected subscriber levels while maintaining superior performance. The @Home broadband network may be unable to achieve or maintain a high speed of data transmission, especially as the number of the Company's subscribers grows. The Company's failure to achieve or maintain high-speed data transmission would significantly reduce consumer demand for its services and have a material adverse effect on its business, operating results and financial condition. In addition, while the Company has taken steps to prevent users from sharing files via the @Home service and to protect against "email spamming," public concerns about security, privacy and reliability of the cable network, or actual problems with the security, privacy or reliability of the Company's network, may inhibit the acceptance of the Company's Internet services.

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

Competition. The markets for consumer and business Internet services and online content are extremely competitive, and the Company expects that competition will intensify in the future. The Company's most direct competitors in these markets are Internet service providers, national long distance carriers and local exchange carriers, wireless service providers, online service providers and Internet content aggregators. Many of these competitors are offering (or may soon offer) technologies that will attempt to compete with some or all of the Company's high-speed data service offerings. Such technologies include Integrated Services Digital Network ("ISDN") and Asymmetric Digital Subscriber Line ("ADSL"). In January 1998, Compaq Computer Corporation, Intel Corporation, Microsoft Corporation, other technology companies and numerous telecommunication providers announced an initiative to develop a simplified version of ADSL, referred to as "ADSL Lite", that reduces the complexity and expense of installing Internet services based on ADSL. While commercial tests of this simplified version of ADSL are not expected until the end of 1998, this initiative may accelerate the deployment of ADSL services. Widespread commercial acceptance of ADSL technologies could significantly reduce the potential subscriber base for the Company's Internet services, which would have an immediate adverse effect on the Company's business, operating results and financial conditions.

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

Risks Associated with International Operations. A key component of the Company's strategy is expansion into international markets. To date, the Company has entered into distribution agreements with cable system operators in Canada, and has announced an agreement in principal to form a joint venture to distribute the @Home service in the Netherlands and Belgium. However, the Company has extremely limited experience in developing localized versions of its products and services and there can be no assurances that the Company will be successful in expanding its service offerings into additional foreign markets. In addition to the uncertainty regarding the Company's ability to generate revenues from foreign operations and expand its international presence, there are certain risks inherent in doing business on an international level, such as:
(i) regulatory requirements (including the regulation of Internet access); (ii) legal uncertainty regarding liability for information retrieved and replicated in foreign jurisdictions; (iii) export and import restrictions; (iv) tariffs and other trade barriers; (v) difficulties in staffing and managing foreign operations; (vi) longer payment cycles; (vii) problems in collecting accounts receivable; (viii) political instability; (ix) fluctuations in currency exchange rates; (x) seasonal reductions in business activity during the summer months in Europe and certain other parts of the world; and (xi) potentially adverse tax consequences, which could adversely affect the success of the Company's future international operations. One or more of such factors could have a material adverse effect on the Company's future international operations and, consequently, on the Company's business, operating results and financial condition.

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

Dilution from Certain Transactions. The Company has entered into agreements with Cablevision, Rogers, Shaw and Century pursuant to which the Company has issues warrants to purchase a total of 20,546,936 shares of Series A Common Stock. Under these agreements, warrants to purchase 10,231,298 shares of Series A Common Stock at $0.50 per share and 350,000 shares at $10.50 per share were exercisable as of March 31, 1998. To the extent that Cablevision, Rogers, Shaw or Century become eligible to and exercise their warrants, the Company's stockholders would experience substantial dilution. The Company also may issue additional stock, or warrants to purchase the same, at less than fair market value in connection with its efforts to expand its distribution of the @Home service to other cable operators.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

PART II.  OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

None


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities. In March 1998, the Company issued performance-based warrants to Rogers and Shaw to purchase up to 5,000,000 shares of Series A Common Stock at an exercise price of $10.50 per share. These warrants will become exercisable when, as and if Rogers and/or Shaw meet certain performance milestones for homes passed, subscribers and revenue. The Rogers and Shaw warrants were issued in a transaction exempt from regulation under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and/or Regulation S.

In May 1998, the Company agreed to issue performance based warrants to Century to purchase up to 2,600,000 shares of Series A Common Stock at an exercise price of $10.50 per share. In addition, if Century enters into a binding agreement to acquire additional homes in the Los Angeles area during 1998, the Company will issue additional warrants to purchase Series A Common Stock for such homes at an exercise price of $10.50 per share. Beginning in March 1999, the warrants may become exercisable when, as and if Century meets certain annual performance milestones for commercially deploying the @Home service. The Century warrants will be issued in a transaction exempt from regulation under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

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


ITEM 5.  OTHER INFORMATION

On May 5, 1998, the Board of Directors of the Company increased the number of directors from 11 to 12 and elected Joe Cece, Senior Vice President, Strategic Planning of Cablevision, to fill the newly created vacancy. Cablevision to fill the new position.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
          --------
          See attached exhibit index.


     (b)  Reports on Form 8-K
          -------------------
          No such reports were filed during the quarter ended March 31, 1998.


                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              AT HOME CORPORATION
                                  (Registrant)

                             /s/ Kenneth A. Goldman

                          ___________________________
                           Senior Vice President and
                            Chief Financial Officer
                         (Principal Financial Officer)
                           (Duly Authorized Officer)

                             /s/ Robert A. Lerner

                          ___________________________
                              Corporate Controller
                                 and Treasurer
                         (Principal Accounting Officer)
                           (Duly Authorized Officer)

                                  May 15, 1998

                                 EXHIBIT INDEX


Exhibit Number          Exhibit Title
--------------          -------------

10.24 Binding Warrant Term Sheet, dated February 24, 1998, among Registrant, Rogers Communications Inc. and Shaw Communications Inc.

27.1                    Financial Data Schedule