Form 10-Q
period 1998-06-30
AT HOME CORP
filed 1998-07-28
CIK 1020620

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

 (MARK ONE)

 [X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998.

                                       OR

 [  ] Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the transition period from __________ to
      ___________.


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

                         ----------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes     X      No
                                   ---        ---

The number of shares of the Registrant's Common Stock, $0.01 par value, outstanding as of June 30, 1998: 95,059,514 Shares of Series A Common Stock, 15,400,000 Shares of Series B Common Stock, and 8,438,830 Shares of Series K Common Stock.

================================================================================

                              At Home Corporation


                               Table of Contents


                                                                                       Page
                                                                                       ----
PART I    FINANCIAL INFORMATION
Item 1.   Condensed Consolidated Financial Statements - (Unaudited)
          Condensed Consolidated Balance Sheets  June 30, 1998
             and December 31, 1997...................................................    3
          Condensed Consolidated Statements of Operations - Three and Six
             Months Ended June 30, 1998 and 1997.....................................    4
          Condensed Consolidated Statements of Cash Flows - Six Months
             Ended June 30, 1998 and 1997............................................    5
          Notes to Condensed Consolidated Financial Statements.......................    6
Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations.....................................    9
ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk.................   31

PART II   OTHER INFORMATION
ITEM 2.   Changes in Securities and Use of Proceeds..................................   32
ITEM 4.   Submission of Matters to a Vote of Security Holders........................   33
ITEM 5.   Other Information..........................................................   33
ITEM 6.   Exhibits and Reports on Form 8-K...........................................   34
          Signatures.................................................................   35

                         PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                              AT HOME CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                (In thousands, except share and per share data)

                                                                     JUNE 30,     DECEMBER 31,
                                                                       1998           1997
                                                                    -----------   -------------
                                                                    (UNAUDITED)
               ASSETS
Current assets:
  Cash and cash equivalents......................................    $  13,745       $  44,213
  Short-term cash investments....................................       77,446          76,166
                                                                     ---------       ---------
  Total cash, cash equivalents and short-term cash investments...       91,191         120,379
  Accounts receivable............................................        2,692           1,470
  Accounts receivable - related parties..........................        2,896             672
  Other current assets...........................................        3,726           2,919
                                                                     ---------       ---------
Total current assets.............................................      100,505         125,440
Property, equipment and improvements, net........................       41,323          33,061
Other assets.....................................................        7,308           2,082
                                                                     ---------       ---------
Total assets.....................................................    $ 149,136       $ 160,583
                                                                     =========       =========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...............................................    $   3,990       $   2,409
  Accounts payable - related parties.............................        2,419           2,108
  Accrued compensation and related expenses......................          793             798
  Other accrued liabilities......................................       14,023           8,764
  Current portion of capital lease obligations...................       11,543           9,971
                                                                     ---------       ---------
Total current liabilities........................................       32,768          24,050
Capital lease obligations, less current portion..................       14,941          15,735
Other long-term liabilities......................................           --           1,736
Commitments and contingencies
Stockholders' equity:
  Preferred stock................................................           --              --
  Common stock, $0.01 par value:
     Authorized shares - 230,277,660
     Issued and outstanding shares--
       118,898,344 in 1998 and 118,603,220 in 1997...............      454,843         370,111
  Notes receivable from stockholders.............................          (25)           (319)
  Deferred compensation..........................................       (3,889)         (4,399)
  Accumulated deficit............................................     (349,502)       (246,331)
                                                                     ---------       ---------
Total stockholders' equity.......................................      101,427         119,062
                                                                     ---------       ---------
Total liabilities and stockholders' equity.......................    $ 149,136       $ 160,583
                                                                     =========       =========

See accompanying notes.

                              AT HOME CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                (In thousands, except share and per share data)
                                  (UNAUDITED)




                                            THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                           -----------------------------   ---------------------------
                                               1998            1997            1998           1997
                                           -------------   -------------   ------------   ------------
Revenues /(1)/..............................   $  9,220        $  1,024      $  14,993       $  1,830
Costs and expenses /(2)/:
 Operating costs............................     10,098           4,840         18,713          9,165
 Product development and engineering........      3,891           2,944          7,464          5,274
 Sales and marketing........................      4,356           2,944          7,856          5,878
 General and administrative.................      2,925           2,502          5,799          4,660
 Cost of distribution agreements............         --              --         83,320             --
                                               --------        --------      ---------    -----------
           Total costs and expenses.........     21,270          13,230        123,152         24,977
                                               --------        --------      ---------    -----------
Loss from operations........................    (12,050)        (12,206)      (108,159)       (23,147)
Interest income, net........................        906             303          2,013            343
                                               --------        --------      ---------    -----------
Net loss....................................   $(11,144)       $(11,903)     $(106,146)      $(22,804)
                                               ========        ========      =========    ===========
Basic and diluted net loss per share........   $  (0.10)       $  (0.12)     $   (0.95)      $  (0.23)
                                               ========        ========      =========    ===========
Shares used in per share calculations.......    112,634          98,606        112,098         98,234
                                               ========        ========      =========    ===========
---------------
(1)   Revenues from related parties.........   $  1,801        $    658      $   3,172       $  1,348
                                               ========        ========      =========    ===========

(2)   Depreciation and amortization
      included in costs and expenses........   $  3,493        $  2,092      $   6,338       $  3,703
                                               ========        ========      =========    ===========

See accompanying notes.

                              AT HOME CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                  (Unaudited)


                                                            Six Months Ended June 30,
                                                           ---------------------------
                                                               1998           1997
                                                           -------------   -----------
CASH USED IN OPERATING ACTIVITIES
Net loss................................................      $(106,146)     $(22,804)
Adjustments to reconcile net loss to cash used
 in operating activities:
   Amortization of deferred compensation................            510           478
   Depreciation and amortization........................          5,828         3,225
   Cost of distribution agreements......................         83,320            --
   Changes in assets and liabilities:
     Accounts receivable................................         (3,446)          359
     Other assets.......................................         (3,058)       (2,379)
     Accounts payable...................................          1,892        (1,134)
     Accrued compensation and related expenses..........             (5)          274
     Other accrued liabilities..........................          5,259         3,902
     Other long-term liabilities........................         (1,736)          124
                                                              ---------      --------
Cash used in operating activities.......................        (17,582)      (17,955)

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
Purchase of short-term cash investments.................        (34,720)       (1,005)
Sales and maturities of short-term cash investments.....         33,440         7,061
Purchase of property, equipment and improvements,
net of leases...........................................         (7,672)       (2,638)
                                                              ---------      --------
Cash provided by (used in) investing activities.........         (8,952)        3,418

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
Proceeds from issuance of convertible preferred stock...             --        46,602
Proceeds from issuance of common stock..................          1,412           176
Payments on capital lease obligations...................         (5,640)       (2,193)
Repayment of notes receivable from stockholders.........            294           167
                                                              ---------      --------
Cash provided by (used in) financing activities.........         (3,934)       44,752
                                                              ---------      --------
Net increase (decrease) in cash and cash equivalents....        (30,468)       30,215
Cash and cash equivalents, beginning of period..........         44,213         9,709
                                                              ---------      --------
Cash and cash equivalents, end of period................      $  13,745      $ 39,924
                                                              =========      ========
SUPPLEMENTAL DISCLOSURES
Interest paid...........................................      $   1,197      $    243
                                                              =========      ========
Acquisition of equipment under capital leases...........      $   6,418      $ 10,165
                                                              =========      ========
See accompanying notes.

                              AT HOME CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of At Home Corporation and its wholly owned subsidiary (collectively, the "Company"). These condensed financial statements do not include all of the information and accompanying notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of financial position and results of operations have been included in the condensed financial statements. Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1998. The interim financial statements should be read in connection with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission.

NOTE 2.  BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share are computed using the weighted average number of common shares outstanding. The computation for the three and six months ended June 30, 1997 also gives pro forma effect to the conversion, in connection with the Company's initial public offering in July 1997, of all outstanding shares of Convertible Preferred Stock into shares of Common Stock. The effect of outstanding stock options, warrants, and Common Stock subject to repurchase is excluded from the computation as their inclusion would be anti-dilutive.

The computation of basic and diluted net loss per share is as follows:

                                        Three Months Ended June 30,     Six Months Ended June 30,
                                        ----------------------------   ---------------------------
                                            1998            1997          1998           1997
                                        ------------   -------------   -------------   -----------
Net loss.............................     $(11,144)      $(11,903)      $(106,146)     $(22,804)
                                          ========       ========       =========      ========
Weighted average shares of common
stock outstanding....................      112,634          3,354         112,098         2,982
Pro forma common equivalent shares
from convertible preferred stock.....           --         95,252              --        95,252
                                          --------       --------       ---------      --------
Shares used in per
share calculations...................      112,634         98,606         112,098        98,234
                                          ========       ========       =========      ========
Basic and diluted net
loss per share.......................     $  (0.10)      $  (0.12)      $   (0.95)     $  (0.23)
                                          ========       ========       =========      ========

NOTE 3.  COMPREHENSIVE INCOME (LOSS)

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130") which establishes new rules for the reporting and display of comprehensive income
(loss) and its components. The adoption of this Statement had no impact on the Company's net loss or stockholders' equity. FAS 130 requires unrealized gains and losses on the Company's available-for-sale securities to be included in other comprehensive loss.

The components of the Company's comprehensive loss are as follows:

                                    Three Months Ended June 30,     Six Months Ended June 30,
                                    ----------------------------   ---------------------------
                                        1998            1997           1998           1997
                                    ------------   -------------   -------------   -----------
Net loss.........................      $(11,144)     $(11,903)      $(106,146)     $(22,804)
Unrealized gain on investments...         1,300            --           2,975            --
                                       --------      --------       ---------      --------
Comprehensive loss...............      $ (9,844)     $(11,903)      $(103,171)     $(22,804)
                                       ========      ========       =========      ========

NOTE 4.  STOCKHOLDERS' EQUITY

Common Stock Warrants Issued to Cable Partners in Connection With Distribution Agreements

In October 1997, the Company entered into a contract with Cablevision Systems Corporation ("Cablevision"), and its parent, CSC Parent Corporation ("CSC Parent"), Comcast Corporation ("Comcast"), Cox Communications, Inc. ("Cox"), Kleiner Perkins Caufield & Byers ("KPCB") and Tele-Communications, Inc. ("TCI") (the "Cablevision Agreement"). Pursuant to the Cablevision Agreement, Cablevision entered into a Master Distribution Agreement for the distribution of the Company's @Home service on substantially the same terms and conditions as such service is distributed by TCI, Comcast and Cox. Although Cablevision is subject to certain exclusivity obligations that prohibit it from obtaining high-speed (greater than 128 kilobits per second) residential consumer Internet services from any source other than the Company, Cablevision is under no obligation to upgrade its cable systems to two-way cable infrastructure and is under no affirmative obligation to roll out, market, promote or carry any of the Company's services. The exclusivity obligations in favor of the Company expire in June 2002, and may be terminated sooner under certain circumstances. These exclusivity obligations also are subject to exceptions that would permit Cablevision to engage in certain activities which could compete, directly or indirectly, with the activities of the Company. In connection with the Cablevision Agreement, Cablevision was granted warrants to purchase up to 10,946,936 shares of the Company's Series A Common Stock at an exercise price of $0.50 per share under certain conditions. A portion of the warrants are not exercisable unless certain cable systems are transferred by TCI to Cablevision.

In addition, in March 1998, the Company issued performance-based warrants to Rogers Cablesystems Limited ("Rogers") and Shaw Cablesystems Ltd. ("Shaw") to purchase up to 5,000,000 shares of Series A Common Stock at an exercise price of $10.50 per share. These warrants will become exercisable if and when Rogers or Shaw, as the case may be, meet certain performance milestones for homes passed, subscribers and revenue.

As a result of these agreements, warrants to purchase 10,231,298 shares of Series A Common Stock at $0.50 per share and 350,000 shares at $10.50 per share were exercisable as of June 30, 1998. During the three months ended March 31, 1998, the Company recorded a non-cash charge to operations of $83.3 million based on the fair value of such warrants to purchase 2,705,514 shares of Series A Common Stock which became exercisable during the period as a result of the transfer of certain TCI cable systems to Cablevision and the achievement of certain performance milestones. Such charges are included in "cost of distribution agreements" in the accompanying condensed consolidated statements of operations. The remaining warrants will become exercisable if and when additional specific TCI homes are transferred to Cablevision and if and when certain performance milestones are achieved by Rogers or Shaw.

In May and June 1998, the Company issued performance based warrants to purchase an aggregate of up to 5,272,100 shares of Series A Common Stock at an exercise price of $10.50 per share to certain new Cable Partners in connection with distribution agreements entered into in the second quarter of 1998. In addition, if one of these Cable Partners enters into a binding agreement to acquire additional homes in the Los Angeles area during 1998, the Company will issue additional warrants to purchase Series A Common Stock at an exercise price of $10.50 per share. Beginning in March 1999, these warrants will become exercisable on an annual basis based on the number of homes that those Cable Partners upgrade to two-way or one-way HFC (for one Cable Partner) and two-way HFC cable (for the other Cable Partners) and that are capable of accessing the @Home service. In the event and to the extent such performance milestones are met, the Company will incur non-cash charges to operations in future periods based on the difference between the then fair market value of the Company's Series A Common Stock and the exercise price of $10.50 per share.

Employee Stock Option and Purchase Plans

On May 13, 1998, the stockholders' approved increases of 600,000 and 4,975,000 shares of Series A Common Stock reserved for issuance to participants in the Employee Stock Purchase Plan and the 1997 Equity Incentive Plan, respectively.

NOTE 5.  COMMITMENTS

In September 1997 and March 1998, the Company exercised its build-to-suit options to require the landlord to build additional facilities on property adjacent to the Company's headquarters. The build-to-suit options provide for monthly rental payments, beginning upon the phased completion of the buildings. Occupancy of the first phase is scheduled to occur during 1999, which will result in rental payments of approximately $320,000 per month. Additional buildings are scheduled to be occupied early in the year 2000 which will result in additional rental payments of approximately $320,000 per month.

NOTE 6.  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131") which establishes reporting standards regarding operating segments, products and services, geographic areas and major customers. The disclosure required by FAS 131 will first be reflected in the Company's consolidated financial statements for the year ending December 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. These forward-looking statements are subject to significant risks and uncertainties, including those identified in the section of this Form 10-Q entitled "Factors That May Affect Future Operating Results", in the Company's 1997 Annual Report on Form 10-K filed with the SEC on March 31, 1998 and in the Company's Final Prospectus for its initial public offering ("IPO") filed with the SEC on July 11, 1997, which may cause actual results to differ materially from those discussed in such forward-looking statements. The forward-looking statements within this Form 10-Q are identified by words such as "believes", "anticipates", "expects", "intends", "may", "will" and other similar expressions. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q with the SEC. Readers are urged to review and consider carefully the various disclosures made by the Company in this report and in the Company's other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect the Company's business.

GENERAL

The Company is the leading provider of broadband Internet services over the cable television infrastructure to consumers. By virtue of its relationships with 17 cable companies in North America and Europe, @Home has access to approximately 58.5 million homes, which includes exclusive access to over 50% of the households in the United States and Canada. @Home also provides broadband Internet services to businesses over both the cable television infrastructure and digital telecommunications lines.

The Company's primary offering, the @Home service, allows residential subscribers to connect their personal computers via cable modems to a high-speed Internet backbone network developed and managed by the Company. This service enables subscribers to receive the "@Home Experience," which includes Internet service over hybrid fiber-coaxial ("HFC") cable at peak transmission speeds over 100 times faster than typical dial-up connections, "always on" connection and rich multimedia programming through its broadband Internet portal. The technology foundation of the @Home Experience is the Company's scalable, distributed, intelligent network architecture (the "@Home Broadband Network"), a "parallel Internet" that optimizes traffic routing, improves security and consistency of service, and facilitates end-to-end network management, enhancing the Company's ability to address performance bottlenecks before they affect the user experience.

The Company's @Media group has established the @Home launch screen (the "@Home Portal") as the leading broadband Internet portal, providing a gateway to compelling multimedia and electronic commerce offerings on the Internet. To date, the @Home Experience has generated greater page views per subscriber than are reported by the leading narrowband Internet portal companies. The @Media group works with content providers to facilitate the creation of rich multimedia broadband content delivered through the @Home Portal and to facilitate online transactions and services for @Home subscribers. Multimedia content offerings include on-demand video clips from partners such as Bloomberg, CNN Interactive and the National Basketball Association, on-demand music and CD previews provided by the Company's Tune-In service and low-latency multiplayer gaming from SegaSoft. Electronic commerce partners include Amazon.com, the leading online bookseller, SoftwareNow.com, an online software distributor, and Travelocity, a leading online travel site. The @Media group also sells advertising on a cost per thousand impressions ("CPM") basis as well as on a sponsorship basis. The Company had over 30 advertisers in the quarter ended June 30, 1998, including Clorox, Disney, General Motors, Home Box Office, Kraft, MGM, Procter & Gamble, Standard & Poor's, Toyota and Unilever.

For businesses, the Company's @Work services provide a platform for Internet, intranet and extranet connectivity solutions and networked business applications over both cable infrastructure and digital telecommunications lines. In order to accelerate deployment of the @Work connectivity and hosting solutions into major U.S. metropolitan areas, the Company has established strategic relationships with Teleport Communications Group, Inc. ("TCG"), the country's largest competitive local exchange carrier ("CLEC"), Northpoint Communications, Inc. ("Northpoint"), a provider of digital subscriber line ("DSL") services to businesses, and Exodus Communications, Inc. ("Exodus"), a provider of Internet hosting and network management services. By combining the Company's broadband distributed network architecture with cable, telephone and technology relationships, the @Work services provide a compelling platform for nationwide delivery of network-based business applications. The Company has developed this platform at a low incremental cost by leveraging its existing @Home Broadband Network investment. The Company currently provides @Work services to more than 1,000 businesses.

The Company has entered into distribution arrangements for the @Home service with 15 cable companies in North America whose cable systems pass approximately
57.1 million homes, including TCI, Cablevision, Comcast, Cox (together with TCI, Cablevision and Comcast, the "Principal U.S. Cable Partners"), Rogers, Shaw, Bresnan Communications Company ("Bresnan"), Century Communications Corp. ("Century"), Cogeco Cable, Inc. ("Cogeco"), Garden State Cable ("Garden State"), Insight Communications ("Insight"), Jones Intercable, Inc. ("Jones"), Lenfest Communications Inc. ("Lenfest"), Marcus Cable Operating Company, L.P. ("Marcus") and InterMedia Partners IV L.P. ("InterMedia") (collectively, the "Cable Partners"). As of June 30, 1998, approximately 7.9 million of these homes were passed by upgraded two-way HFC cable, and the Company believes that the Cable Partners will complete the upgrade of systems passing a majority of their homes within five years. In order to shorten time to market for cable operators, the Company provides a turnkey solution, which includes not only a technology platform and a national brand, but also ongoing marketing, customer service, billing and product development support. The Company has launched the @Home service through its Cable Partners in portions of 31 cities and communities in the United States and Canada and has approximately 147,000 subscribers, including recently acquired Internet subscribers served by Jones and Cogeco that are being converted to the @Home service.

As part of its strategy to expand into international markets, the Company has entered into agreements for the distribution of the @Home service by EDON Beheer B.V. ("Edon") and Palet Kabelcom in the Netherlands and has entered into an agreement in principle with ComTel Limited in the United Kingdom. The Company has also initiated a distribution program with leading consumer electronics retailers, including CompUSA and Computer City, to facilitate the sale of the @Home service and cable modems compliant with Data Over Cable Service Interface Specifications ("DOCSIS"). In addition, the Company is working with Cable Television Laboratories, Inc. ("CableLabs") to develop advanced digital set-top boxes to provide broadband Internet access via television sets and to accelerate transformation of the Internet into a mass medium. TCI has entered into a non-binding memorandum of understanding with General Instrument Corporation ("General Instrument") for the purchase of up to 11 million advanced digital set-top boxes and has selected @Home to develop software and provide integration services for this platform.

                                 RECENT EVENTS

On June 24, 1998, TCI and AT&T Corp. ("AT&T") announced that they had signed a definitive merger agreement pursuant to which AT&T will acquire TCI. AT&T has announced that it currently intends to combine following the merger TCI's cable, telecommunications and high-speed Internet businesses, including TCI's controlling equity interest in the Company, with AT&T's consumer businesses to form AT&T Consumer Services, which will provide a broad set of consumer communications services, including local, long distance, wireless and international communications, cable television and dial-up and high-speed Internet access services under the AT&T brand name. In announcing the merger, AT&T stated its intention to accelerate the upgrade of TCI's cable infrastructure significantly, enabling AT&T to begin providing digital telephony and data services to consumers by the end of 1999. AT&T and TCI anticipate that the merger, which is subject to regulatory and stockholder approvals, will be completed in the first half of 1999. In addition, in July 1998, AT&T acquired TCG.

The Company believes that AT&T's acquisition of TCG and of TCI's cable, telecommunications and high-speed Internet businesses may benefit the Company by increasing the rate at which TCI's cable facilities will be upgraded to the two-way HFC cable necessary to carry the Company's services, by allowing the Company to utilize the strength of AT&T's brand in marketing the @Home service to consumers and by increasing the potential for cooperation between the Company and TCG. However, these benefits may not be realized. See "Factors That May Affect Future Operating Results--AT&T Acquisition of TCI and TCG."

Effective October 2, 1997, the Company entered into a Letter Agreement and Term Sheet with Cablevision, Comcast, Cox, TCI and KPCB (the "Cablevision Agreement"). Pursuant to the Cablevision Agreement, Cablevision entered into a Master Distribution Agreement for the distribution of the Company's @Home service on substantially the same terms and conditions as such service is distributed by TCI, Comcast and Cox. In connection with the Cablevision Agreement, Cablevision was granted warrants to purchase up to 10,946,936 shares of the Company's Series A Common Stock at an exercise price of $0.50 per share under certain conditions. A portion of the warrants are not exercisable unless certain cable systems are transferred by TCI to Cablevision.

In addition, in March 1998, the Company issued performance-based warrants to Rogers and Shaw to purchase up to 5,000,000 shares of Series A Common Stock at an exercise price of $10.50 per share. These warrants will become exercisable if and when Rogers or Shaw, as the case may be, meet certain performance milestones for homes passed, subscribers and revenue.

As a result of these agreements, warrants to purchase 10,231,298 shares of Series A Common Stock at $0.50 per share and 350,000 shares at $10.50 a share were exercisable as of June 30, 1998. During the three months ended March 31, 1998, the Company recorded a non-cash charge to operations of $83.3 million based on the fair value of such warrants to purchase 2,705,514 shares of Series A Common Stock which became exercisable during the period as a result of the transfer of certain TCI cable systems to Cablevision and the achievement of certain performance milestones. Such charges are included in "cost of distribution agreements" in the accompanying condensed consolidated statements of operations. The remaining warrants will become exercisable if and when additional specific TCI homes are transferred to Cablevision and if and when certain performance milestones are achieved by Rogers or Shaw, as the case may be.

In May and June 1998, the Company agreed to issue performance based warrants to purchase an aggregate of up to 5,272,100 shares of Series A Common Stock at an exercise price of $10.50 per share to certain new Cable Partners in connection with distribution agreements entered into in the second quarter of 1998. In addition, if one of these Cable Partners enters into a binding agreement to acquire additional homes in the Los Angeles area during 1998, the Company will issue additional warrants to purchase Series A Common Stock at an exercise price of $10.50 per share. Beginning in March 1999, these warrants will become exercisable on an annual basis based on the number of homes that those Cable Partners upgrade to two-way or one-way HFC (for one Cable Partner) and two-way HFC cable (for the other Cable Partners) and that are capable of accessing the @Home service. In the event and to the extent such performance milestones are met, the Company may incur significant non-cash charges to operations in future periods based on the difference between the then fair market value of the Company's Series A Common Stock and the exercise price of $10.50 per share.

To the extent that any of the Cable Partners become eligible to exercise their warrants, the Company's stockholders would experience additional dilution. The Company also may issue additional stock, or warrants to purchase stock, at less than fair market value in connection with its efforts to expand its distribution of the @Home service to other cable operators.

As of June 30, 1998, the Company had expended approximately $164.1 million on capital expenditures and operating costs and expenses to design, build and maintain the @Home broadband network and the corporate infrastructure necessary to support the roll-out and maintenance of the @Home and @Work services. The Company currently intends to increase its capital expenditures as well as its operating and sales and marketing expenditures in order to expand its network to support additional expected subscribers in existing and future markets and to provide the Company's services to a growing number of potential subscribers. To the extent that cable modems are successfully marketed in the future through retail and other mass-market channels, additional expenditures customary in this channel could be incurred. As a result, the Company expects to continue to incur additional substantial net losses for the foreseeable future. The Company has incurred net losses from operations in each fiscal period since its inception and, as of June 30, 1998, had an accumulated deficit of $93.6 million (before the $255.9 million of charges recorded in the first quarter of 1998 and the fourth quarter of 1997 in connection with the distribution agreements), and an accumulated deficit of $349.5 million, including these charges.

RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

                      THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                    --------------------------------  -----------------------------
  REVENUES             1998      CHANGE      1997       1998      CHANGE     1997
  --------          ----------  --------  ----------  ---------  --------  --------
  Revenues........   $ 9,220      800%     $ 1,024    $ 14,993     719%    $  1,830
                     =======               =======    ========             ========

REVENUES. The Company's revenues consist of monthly subscription fees for the @Home residential service, installation and monthly access fees for @Work services, product development revenues, fees for advertising and from @Media content providers, and fees for customer support activities for cable system operators, all of which are recognized during the period in which the services are provided.

Total revenues for the three months ended June 30, 1998 totaled $9.2 million, an increase of $8.2 million over revenues of $1.0 million for the three months ended June 30, 1997. These additional revenues were derived from substantial period over period growth in all three of the Company's business units. For the @Home residential service, subscribers increased to approximately 147,000 at June 30, 1998 as compared to 12,000 at June 30, 1997. The @Work Internet service had over 1,000 installed accounts at June 30, 1998 as compared to 27 at June 30, 1997. In addition, the @Media group had 40 advertisers at June 30, 1998, double the number as of December 31, 1997. The @Home residential and @Work commercial businesses contributed approximately equally to total revenues, while @Media represented a much smaller percentage. Certain revenues of the Company are derived from other business services provided to certain Cable Partners that have an equity investment in the Company. These related party revenues, which include product development services and fees for customer support activities were approximately 20% and 64% of total revenues for the three months ended June 30, 1998 and 1997, respectively. Related party revenues as a percentage of total revenues are anticipated to continue to decline as a percentage of total revenues in subsequent quarters.

Total revenues for the six months ended June 30, 1998 totaled $15.0 million, an increase of $13.2 million over revenues of $1.8 million for the six months ended June 30, 1997. For the 1998 period, revenues from @Work services and from the @Home service in Canada contributed significantly to the Company's total revenues. Related party revenues as a percentage of total revenues were approximately 21% and 74% for the six months ended June 30, 1998 and 1997, respectively.

                                          THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                         -----------------------------   -----------------------------
COSTS AND EXPENSES                         1998     CHANGE      1997       1998     CHANGE      1997
------------------                       --------   -------   --------   --------   -------   --------
Operating Costs.......................    $10,098      109%    $ 4,840   $ 18,713      104%    $ 9,165
Product Development
     and Engineering..................      3,891       32%      2,944      7,464       42%      5,274
Sales and Marketing...................      4,356       48%      2,944      7,856       34%      5,878
General and Administrative............      2,925       17%      2,502      5,799       24%      4,660
                                          -------              -------   --------              -------
Total Costs and Expenses Before
   Costs of Distribution Agreements...     21,270       61%     13,230     39,832       59%     24,977
Costs of Distribution Agreements......         --       N/A         --     83,320       N/A         --
                                          -------              -------   --------              -------
Total Costs and Expenses..............    $21,270       61%    $13,230   $123,152      393%    $24,977
                                          =======              =======   ========              =======

TOTAL COSTS AND EXPENSES. Total costs and expenses for the three months ended June 30, 1998 were $21.3 million compared to $13.2 million for the corresponding period of 1997. This period over period increase of $8.1 million was primarily a result of operating costs associated with the expansion and deployment of the @Home broadband network to support the @Home service subscriber growth and increased usage in high penetration areas, additional infrastructure investments to support corporate revenue growth, and costs associated with the expansion of

@Work services. Total costs and expenses for the quarter rose 61% period over period compared to revenue growth of 800%. The Company believes continued expansion of operations as well as its network infrastructure is critical to the achievement of its goals and anticipates that costs and expenses will continue to increase significantly in each quarter for the foreseeable future.

For the six months ended June 30, 1998, total costs and expenses, before the non-cash charge of $83.3 million related to the fair value of common stock warrants issued to cable system operators in connection with distribution agreements, were $39.8 million compared to $25.0 million for the six months ended June 30, 1997.

OPERATING COSTS. Operating costs are primarily related to providing services to customers and maintaining the @Home broadband network, which includes the functional areas of customer and technical support, regional data centers ("RDCs"), content programming, and @Home and @Work telecommunications costs. Included in operating costs are salaries and related expenses for personnel, telecommunication (transport) costs, and the depreciation, amortization and maintenance of capital equipment.

For the three months ended June 30, 1998, operating costs grew 109% to $10.1 million from $4.8 million in the corresponding period of 1997. This increase was primarily a result of: (i) additional costs to support the expansion and additional deployments of the @Home broadband network to support the increases in the @Home subscriber base, (ii) maintenance and depreciation of capital equipment in support of the RDCs and head-end architecture; (iii) back office computer and customer service operations, especially the expansion of technical support and the investment in operations; (iv) development of additional content programming resources; and (v) direct costs including local transport, backbone costs and customer premise equipment in support of the substantial growth of @Work services revenues.

For the six months ended June 30, 1998, operating costs were $18.7 million, a 104% increase over operating expenses of $9.2 million for the corresponding period of 1997. These increases were principally attributable to activities associated with network and backbone costs to support new @Home deployments, direct costs in support of the growing number of @Work customers and additional costs for customer service expansion and investments in operations.

During the remainder of 1998, operating costs are expected to increase substantially in absolute dollars as the Company continues to expand operations with existing Cable Partners and begins to integrate with newly announced Cable Partners. The Company expects to offer its services in approximately 20 additional markets in the second half of 1998, and will continue to make investments in network backbone and infrastructure, computer systems to support the growth in the Company's operations, and increased personnel and transport costs.

PRODUCT DEVELOPMENT AND ENGINEERING. Product development and engineering expenses consist primarily of salaries and related expenses for personnel, fees to outside contractors and consultants, the allocated cost of facilities, and the depreciation and amortization of capital equipment.

Product development and engineering expenses for the three months ended June 30, 1998 and 1997 were $3.9 million and $2.9 million, respectively. For the six months ended June 30, 1998 and 1997, product development and engineering expenses were $7.5 million and $5.3 million, respectively. For both the three and six months ended June 30, 1998, these higher levels of expenses were attributable principally to increases in personnel and related expenses incurred primarily in five areas: (i) the design, testing and deployment of the @Home broadband network; (ii) the development of software tools and enabling platforms for the creation and distribution of enhanced content; (iii) the development of technologies to support advanced digital set-top box applications; (iv) applications development specifically designed to take advantage of the @Home broadband network; and (v) the development of @Work services. Product development and engineering costs have been expensed as incurred.

During the second half of 1998, costs in this area are expected to increase substantially due in part to the Company's embarking on the development of technologies related to advanced digital set-top box applications and to the scaling of the Company's network backbone.

SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions and promotional expenses. All three of the business units of the Company, @Home, @Work and @Media, have sales organizations in place that are partially compensated on a commission basis.

Sales and marketing expenses for the three months ended June 30, 1998 and 1997 were $4.4 million and $2.9 million, respectively. For the six months ended June 30, 1998 and 1997, sales and marketing expenses were $7.9 million and $5.9 million, respectively. The increased period over period expenses were incurred primarily in five areas: (i) recurring and non-recurring customer acquisition expenses related to local and regional sales and marketing activities to attract new subscribers, corporate accounts and cable partners; (ii) participation in industry trade shows; (iii) expansion of the @Work sales force and related travel expenses; (iv) the initiation of channel/retail sales programs; and, (v) the completion of the first @Home infomercial. However, the period over period expense growth was significantly less than revenue growth, as the Company begins to benefit from economies of scale and the leverage of affiliating with its Cable Partners.

Costs in this area are expected to increase significantly throughout the remainder of 1998 primarily due to continued investments in the @Work sales organization as well as anticipated personnel and other costs required to increase the Company's focus on national branding, national promotions and the initiation of its retail sales efforts.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of administrative and executive personnel costs, fees for professional services and the costs of in-house systems and infrastructure to support the operations of the Company.

General and administrative expenses for the three months ended June 30, 1998 and 1997 were $2.9 million and $2.5 million, respectively. For the six months ended June 30, 1998 and 1997, these expenses were $5.8 million and $4.7 million, respectively. The increases in both the three and six-month periods were the result of: increased expenses associated with the Company's international efforts; additions of personnel to support the operations of the Company and their related costs; and additional expenses related to activities and requirements of becoming a public company. During the second half of 1998, the Company anticipates that costs in this area will continue to grow significantly.

INTEREST INCOME, NET. Interest income, net, represents interest earned by the Company on its cash and short-term cash investments, less interest expense on capital lease obligations. Interest income was $1.4 million and $581,000 for the three months ended June 30, 1998 and 1997, respectively. This increase was principally due to the increased cash balances available to invest resulting from the Company's Series C Preferred Stock financing in April 1997 and the Company's initial public offering in July 1997. Interest expense for the three months ended June 30, 1998 was $482,000 as compared to $278,000 for the corresponding period of 1997. This increase was due primarily to significant increases in capital lease obligations associated with the Company's leasing of capital equipment.

For the six months ended June 30, 1998 and 1997, interest income was $3.0 million and $737,000, respectively. This increase was principally due to the increased cash balances available to invest resulting from the Company's Series C Preferred Stock financing in April 1997 and the Company's initial public offering in July 1997. Interest expense for the six months ended June 30, 1998 was $956,000 as compared to $394,000 for the corresponding period of 1997. This increase was due primarily to significant increases in capital lease obligations associated with the Company's leasing of capital equipment.

NET LOSS. The net loss for the three months ended June 30, 1998 was $11.1 million, as compared to $11.9 million for the corresponding period of 1997. The decrease in net loss for the quarter of $759,000 was primarily attributable to revenues increasing eight-fold, partially offset by increases in expenses to reflect the expansion of operations and the initiation of new businesses, such as @Work. The Company anticipates that the quarterly net loss, excluding potential charges relating to distribution agreements and other potential performance-based warrant charges, will begin to decline during the second half of 1998 as sequential revenues grow at a faster rate than sequential expenses.

For the six months ended June 30, 1998, the net loss, before the charge for the fair value of common stock warrants issued to cable system operators in connection with distribution agreements, was $22.8 million, approximately the same as the corresponding period of 1997. Including the non-cash charge of $83.3 million, the net loss for the six months ended June 30, 1998 was $106.1 million. This compares to a net loss of $22.8 million for the corresponding period of 1997.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations primarily through a combination of private and public sales of equity securities and capital equipment leases. At June 30, 1998, the principal source of liquidity for the Company was $91.2 million of cash, cash equivalents and short-term cash investments, as compared to $120.4 million at December 31, 1997. The Company finances, and expects to continue financing, a substantial amount of its capital equipment expenditures from a variety of sources, including direct vendor leasing programs, third party commercial leasing arrangements and bank financing.

In September 1997, the Company entered into a Term Loan Agreement (the "Term Loan") with Silicon Valley Bank (the "Bank"). The Term Loan provides for borrowings of up to $8.0 million to finance the acquisition of property, equipment and improvements, and to collateralize letters of credit. Any borrowings under this Term Loan would bear interest at the Bank's prime rate.
As of June 30, 1998, there were no borrowings under this Term Loan although there were outstanding letters of credit in the amount of $2.8 million related to real propery leases. Under the Term Loan, the Company is required to meet certain financial covenants. As of June 30, 1998, the Company was in compliance with all such covenants. The Term Loan expires in September 2001.

Net cash used in operating activities for the six months ended June 30, 1998 was $17.6 million primarily as a result of the net loss of $22.8 million before non-cash charges related to distribution agreements, partially offset by depreciation and amortization of $6.3 million. Net cash used in operating activities for the six months ended June 30, 1997 was $18.0 million, primarily as a result of the net loss of $22.8 million, partially offset by depreciation and amortization of $3.7 million.

Net cash used in investing activities for the six months ended June 30, 1998 was $9.0 million, primarily from cash purchases of property, equipment, and improvements of $7.7 million. Net cash provided by investing activities for the six months ended June 30, 1997 of $3.4 million was primarily the result of sales and maturities of short-term cash investments of $7.1 million, partially offset by cash purchases of property, equipment and improvements of $2.6 million.
Gross capital expenditures for equipment, software, furniture, leasehold improvements and fixtures for the six-month periods ended June 30, 1998 and 1997 were $14.1 million and $12.8 million, respectively, of which $6.4 million and $10.2 million, respectively, were financed through capital leases.

Net cash used in financing activities for the six months ended June 30, 1998 was $3.9 million, resulting primarily from payments on capital lease obligations of $5.6 million, partially offset by proceeds from the issuance of Common Stock under employee stock options and stock purchase plans of $1.4 million. For the six months ended June 30, 1997, cash provided by financing activities was $44.8 million, resulting primarily from the proceeds from the issuance of convertible Preferred Stock of $46.6 million, partially offset by payments on capital lease obligations of $2.2 million.

The Company believes that it has the financial resources needed to meet its presently anticipated business requirements, including capital expenditure and strategic operating programs, for at least the next 12 months. Nonetheless, depending on market conditions, the Company may elect to sell additional equity or debt securities or obtain additional credit facilities. Thereafter, if cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may need or elect, depending on market conditions, to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity or convertible debt securities may result in additional dilution to the Company's stockholders. There can be no assurance that the Company will be able to raise any such capital on terms acceptable to the Company or at all.

The Company is headquartered in facilities consisting of approximately 135,000 square feet in Redwood City, California, which the Company occupies under a 12-year lease. Under this lease, the Company is obligated to pay for all tenant improvements, substantially all of which had been completed as of December 31, 1997. In September 1997 and March 1998, the Company exercised its build-to-suit options to require the landlord to build additional facilities of approximately 360,000 square feet on adjacent property. The Company also has another build-to-suit option to require the landlord to build an additional facility of approximately 70,000 square feet on the adjacent property, subject to certain conditions. All facilities constructed under the Company's build-to-suit options will be subject to leases of up to 15 years in length, have base rent determined in relation to construction costs and will include tenant improvements paid for by the Company. The build-to-suit options which have been exercised provide for monthly rental payments, beginning upon the phased completion of the buildings. Occupancy of the first phase is scheduled to occur during 1999, which will result in rental payments of approximately $320,000 per month. Additional buildings are scheduled to be occupied early in the year 2000 which will result in additional rental payments of approximately $320,000 per month. In addition to its build-to-suit options, the Company has the right to purchase two of the buildings leased from the landlord consisting of approximately 205,000 total square feet. The Company anticipates that its existing facilities, together with the facilities the Company has the right to have built, will be adequate to accommodate its future growth for the foreseeable future.

IMPACT OF ADOPTION OF NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes reporting standards regarding operating segments, products and services, geographic areas and major customers. The disclosure required by FAS 131 will first be reflected in the consolidated financial statements for the year ending December 31, 1998.

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

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

UNPROVEN BUSINESS; NO ASSURANCE OF PROFITABILITY

The Company was incorporated in March 1995, commenced operations in August 1995, and has incurred net losses from operations in each fiscal period sinceits inception. As of June 30, 1998, the Company had an accumulated deficit of $93.6 million (before the $172.6 million and $83.3 million charges recorded in the fourth quarter of 1997 and first quarter of 1998, respectively, in connection with certain warrants granted to Cablevision and Shaw in connection with their distribution agreements), and an accumulated deficit of $349.5 million, including the charges relating to these agreements. In addition, the Company currently intends to increase its capital expenditures and operating expenses in order to expand its network to support additional expected subscribers in existing and future markets, to support the continued roll-out of its @Work services and to market and provide the Company's services to a growing number of potential subscribers. As a result, the Company expects to incur additional substantial operating and net losses for the foreseeable future. The profit potential of the Company's business model is unproven. The @Home service was only available in portions of 31 geographic markets as of June 30, 1998 and may not achieve broad consumer or commercial acceptance, and the Company's @Work services have only recently been launched. Although approximately 1,200 organizations have agreed to utilize @Work services as of June 30, 1998, @Work services may not achieve broad commercial acceptance and the current rate of deployment for @Work services may not be sustained. The Company has difficulty predicting whether the pricing models for its Internet services will prove to be viable, whether demand for its Internet services will materialize at the prices it expects its Cable Partners to charge (for the @Home service) or the prices it or the Cable Partners charge (for @Work services), or whether current or future pricing levels will be sustainable. If such pricing levels are not achieved or sustained or if the Company's services do not achieve or sustain broad market acceptance, the Company's business, operating results and financial condition will be materially adversely affected. There can be no assurance that the Company will ever achieve favorable operating results or profitability.

SUBSCRIBER GROWTH RISKS FOR THE @HOME SERVICE

As of June 30, 1998, the Company had approximately 147,000 subscribers to its @Home service, including recently acquired Internet subscribers served by Jones and Cogeco that are being converted to the @Home service. The Company's ability to increase the number of subscribers to the @Home service to achieve its business plans and generate future revenues will be dependent on a number of factors, many of which are beyond the Company's control. These factors include, among others: (i) the rate at which the Company's current and future Cable Partners upgrade their cable infrastructures; (ii) the ability of the Company and its Cable Partners to coordinate timely and effective marketing campaigns with the availability of such upgrades; (iii) the success of the Cable Partners in marketing the @Home service to subscribers in their local cable areas; (iv) the prices that the Cable Partners set for the @Home service and its installation; (v) the speed at which the Cable Partners can complete the installations required to initiate service for new subscribers; (vi) the quality of customer and technical support provided by the Company and its Cable Partners; and (vii) the quality of content on the @Home service. The Company believes subscriber growth has been constrained, and will continue to be constrained, by the cost and the amount of time required to install the @Home service for each residential consumer. In addition, most of the Company's Cable Partners are not obligated to upgrade their cable infrastructures or market the @Home service. Moreover, the @Home service is currently priced at a premium to many other online services, and large numbers of subscribers may not be willing to pay a premium for the @Home service. Because of the foregoing factors, among others, the Company's actual revenues or the rate at which it will add new subscribers may differ from its forecasts. The Company may not be able to increase its subscriber base in accordance with its internal forecasts or the forecasts of industry analysts or to a level that meets the expectations of investors. The rate at which subscribers have increased during the first two quarters of 1998 should not be taken as indicative of the rate at which subscribers may be expected to increase in the future. In particular, while the Company has recently forecast that its number of subscribers could grow to over 300,000 by the end of 1998 from approximately 147,000 subscribers at June 30, 1998, the Company may not achieve this level of subscriber growth, particularly given the risks set forth herein.

POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

The Company's quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. Factors that may affect the Company's quarterly operating results attributable to its @Home service include: (i) the timing of the Company's Cable Partners' upgrades of their cable infrastructures and roll-outs of the @Home service; (ii) the rate at which customers subscribe to the Company's Internet services and the prices subscribers pay for such services;
(iii) subscriber churn rates; (iv) changes in the revenue splits between the Company and its Cable Partners; (v) the demand for Internet advertising and electronic commerce; (vi) the effectiveness of the Cable Partners' marketing and other operations; and (vii) potential competition with Cable Partners for advertising revenue. Quarterly operating results attributable to the Company's @Work services are dependent on: (i) the demand for, and level of acceptance of, the Company's corporate Internet, intranet and extranet connectivity and telecommuting solutions; (ii) the introduction of, demand for, and level of acceptance of, the Company's value-added business applications; (iii) in part, the timing of the Cable Partners' upgrades of their cable infrastructures;
(iv) the effectiveness of the Cable Partners' marketing and other operations;
(v) competitive pressures, including pricing pressure and the availability of competing technologies, in the market for business Internet services; and (vi) the creditworthiness of the Company's @Work customers. In addition, the Company's quarterly operating results have been and may continue to be adversely affected by significant charges associated with warrants issued to current and potential Cable Partners in connection with distribution agreements. The Company's quarterly sales and operating results are difficult to forecast even in the short term. A significant portion of the Company's expenses are fixed in advance based in large part on future revenue forecasts. If revenue is below expectations in any given quarter, the adverse impact of the shortfall on the Company's operating results may be magnified by the Company's inability to adjust spending to compensate for the shortfall. Moreover, the Company's Cable Partners have complete discretion regarding the pricing of the @Home service in their territories, which could further impact the Company's ability to generate sufficient revenue. A shortfall in actual as compared to estimated revenue could have a material adverse effect on the Company's business, operating results and financial condition.

DEPENDENCE ON CABLE PARTNERS TO UPGRADE TO TWO-WAY CABLE INFRASTRUCTURE NECESSARY TO SUPPORT THE @HOME SERVICE; UNCERTAIN AVAILABILITY AND TIMING OF UPGRADES

Transmission of the @Home service and certain @Work services over cable is dependent on the availability of high-speed two-way HFC cable infrastructure. However, only a small portion of existing cable plant in the United States and in certain international markets has been upgraded to HFC cable, and even less is capable of high-speed two-way transmission. The Company's Cable Partners have announced and begun to implement major infrastructure investments in order to deploy two-way HFC cable. However, cable system operators have limited experience with these upgrades, and these investments have placed a significant strain on the financial, managerial, operating and other resources of the Cable Partners, most of which are already highly leveraged. Therefore, these infrastructure investments have been, and the Company expects will continue to be, subject to change, delay or cancellation. Although the Company's commercial success depends on the successful and timely completion of these infrastructure upgrades, most of the Cable Partners are under no obligation to the Company to upgrade systems or to roll out, market or promote the Company's services. In addition, most of the Cable Partners are not contractually required to achieve any specific roll-out schedule. The failure of the Cable Partners to complete these upgrades in a timely and satisfactory manner, or at all, would prevent the Company from delivering high-performance Internet services and would have a material adverse effect on the Company's business, operating results and financial condition.

NO OBLIGATION OF PRINCIPAL U.S. CABLE PARTNERS TO CARRY THE COMPANY'S SERVICES; LIMITATIONS ON THEIR EXCLUSIVITY

Although the Company's Principal U.S. Cable Partners are subject to certain exclusivity obligations that prohibit them from obtaining high-speed (greater than 128 Kbps) residential consumer Internet services from any source other than the Company (the "Exclusivity Obligations"), such Principal U.S. Cable Partners are under no affirmative obligation to carry any of the Company's services. Such Exclusivity Obligations of the Principal U.S. Cable Partners expire on June 4, 2002, and may be terminated sooner under certain circumstances. The Principal U.S. Cable Partners' Exclusivity Obligations are limited to high-speed residential Internet services and do not extend to various "Excluded Services" which the Company's Principal U.S. Cable Partners may offer without the Company and which the Company may not offer over a Principal U.S. Cable Partner's cable plant (even if part of a service is integrated within the @Home service) without the consent of such Cable Partner. "Excluded Services" include: (i) the provision of telephony services; (ii) the provision of services that are primarily work-related (such as @Work services); (iii) the provision of Internet services that do not use the Principal U.S. Cable Partners' cable television infrastructures; (iv) the provision of any local Internet service that does not require use of an Internet backbone outside a single metropolitan area; (v) the provision of services that are utilized primarily to connect students to schools, colleges or universities; (vi) the provision of Internet telephony, Internet video telephony or Internet video conferencing; (vii) the provision of certain limited Internet services primarily intended for display on a television such as some types of Internet-based digital set-top services;
(viii) the provision of certain Internet services that are primarily downstream services where the user cannot send upstream commands in real-time; (ix) the provision of streaming video services that include video segments longer than ten minutes in duration; and (x) limited testing, trials and similar activities with respect to businesses subject to the Exclusivity Obligations of less than six months. By engaging in the Excluded Services, the Principal U.S. Cable Partners can compete, directly or indirectly, with the activities of the Company, including the Company's @Work services.

CONTROL BY TCI; VETO POWER OF OTHER PRINCIPAL STOCKHOLDERS.

TCI controls approximately 72% of the voting power of the Company and has the power to elect a majority of the members of the Board and the power to control all matters requiring the approval of the holders of the Company's Common Stock voting together as a single class. TCI owns all of the Series B Common Stock, which carries ten votes per share and has the right under the Company's Certificate of Incorporation (the "Certificate") to elect five directors (the "Series B Common Stock Directors"), of which, pursuant to a Stockholders' Agreement, three are to be designated by TCI, one is to be designated by Comcast and one is to be designated by Cox. Currently, four of the Company's 12 directors are directors, officers or employees of TCI or its affiliates. The Company's Certificate provides that so long as TCI owns at least 7,700,000 shares of Series B Common Stock and securities representing a majority of the outstanding voting power of the Company, (i) any action by the Company's Board must be approved by both a majority of directors present at a meeting at which a quorum is present and by a majority of the Series B Common Stock Directors (of which TCI is currently entitled to elect three out of five) and (ii) a committee composed of those Series B Common Stock Directors who are officers, directors or employees of TCI will have the sole power (acting as a committee of the Board and without the necessity of stockholder approval) to increase the size of the Board (up to a maximum of 17 members) and to fill the vacancies created by any such increase. The effect of these provisions is to enable TCI to block actions of the Board, even through the TCI directors may not then constitute a majority of the Board, and to expand the Board at any time and fill the vacancies with TCI designees such that the TCI designees would constitute a majority of the Board. As a result, TCI, acting both through its designees on the Board and through its ownership of voting securities, will have the power to control the Company, subject, however, to any fiduciary duties that TCI, as the controlling stockholder, may owe to the other stockholders of the Company under Delaware law, the fiduciary duties that all directors of the Company, including those directors who are officers or directors of TCI, owe to stockholders of the Company to act in the best interests of the stockholders and the supermajority and unanimous approval provisions set forth in the Certificate which provide that the Company may not take certain corporate actions without the approval of TCI's Series B Common Stock Directors as well as two out of three, or in certain cases all three, of the directors designated by Comcast, Cox and KPCB, which effectively gives Cox, Comcast and KPCB veto powers over certain corporate actions.

AT&T ACQUISITION OF TCI AND TCG

On June 24, 1998, TCI and AT&T announced that they had signed a definitive merger agreement pursuant to which AT&T will acquire TCI. Following the acquisition of TCI by AT&T and therefore of TCI's equity interest in the Company, AT&T will have the power to exercise control over the Company as described above. AT&T and TCI anticipate that the merger, which is subject to regulatory and stockholder approvals, will be completed in the first half of 1999. In addition, in July 1998, AT&T acquired TCG. While the Company believes that AT&T's acquisition of TCI and TCG may benefit the Company by increasing the rate at which TCI's cable facilities will be upgraded to the two-way HFC cable necessary to carry the Company's services, by allowing the Company to utilize AT&T's brand in marketing the @Home service to consumers and by increasing the potential for cooperation between the Company and TCG, these benefits may not be realized and the TCI acquisition may not be completed. Moreover, the Master Distribution Agreement Term Sheet under which the
Company's Principal U.S. Cable Partners have agreed to the Exclusivity Obligations provides that upon a change of control of TCI, either Cox or Comcast may terminate the Exclusivity Obligations as to all Principal U.S.
Cable Partners. For this purpose, a "change of control" of TCI is defined to occur at such time as (i) any person (or group of persons acting in concert), other than Bob Magness or John Malone or their descendants or any stockholder that was a member of the controlling group of stockholders of TCI as of June
4, 1996, owns stock representing more than 50% of the voting power of TCI and
(ii) as a result of acquiring such ownership, at any time prior to the first anniversary of acquiring such ownership (the "Acquisition Date"), the directors who were members of the Board of Directors of TCI as of the Acquisition Date, plus any additional directors not designated by the acquiring person who are approved by a majority of the directors who were directors on the Acquisition Date, no longer constitute a majority of the entire board of directors of TCI. If AT&T completes its proposed acquisition, it will acquire a majority of the voting power of TCI and will therefore have the power to preserve the Exclusivity Obligations. However, if AT&T chooses not to retain a sufficient number of the directors of TCI who were in office prior to the completion of the merger for at least one year after the Acquisition Date, either Cox or Comcast would have the right to terminate the exclusivity provisions applicable to the Principal U.S. Cable Partners, which could have a material adverse effect on the Company's business, operating results and financial condition.

DEPENDENCE ON CABLE PARTNERS FOR DISTRIBUTION; POTENTIAL CONFLICTS OF INTEREST WITH PRINCIPAL U.S. CABLE PARTNERS

The Cable Partners are expected to provide through certain of their cable systems the principal distribution network for the Company's services to residential subscribers to the @Home service (the majority of whom are expected to be subscribers to such Cable Partners' cable television services) and will share the revenue from the @Home services that are derived from such subscribers. Given the contractual and business relationships between the Cable Partners and the Company, the interests of the Cable Partners may not always coincide with the interests of the Company, and conflicts of interest concerning the split of revenues and other matters exist between the Company and the Principal U.S. Cable Partners who control the Company. Because TCI, Cablevision, Comcast and Cox all operate cable systems that will be the primary distributors of the @Home service, situations may arise where the interests of the Principal U.S. Cable Partners may diverge or appear to diverge from the interests of the other stockholders of the Company. TCI and the other Principal U.S. Cable Partners, acting through their designees on the Board, will have the ability to cause the Company to take certain actions or prohibit it from taking certain actions, which may be favored by the other stockholders of the Company or by the other directors of the Company who are not affiliated with the Principal U.S. Cable Partners. The Board, which is controlled by TCI, has the power, subject to directors' fiduciary duties, to approve transactions in which the Principal U.S. Cable Partners have an interest, including a change in revenue splits in favor of the Principal U.S. Cable Partners. Under the current master distribution agreement pursuant to which the Principal U.S. Cable Partners distribute the Company's services (the "Master Distribution Agreement"), the Company receives 35% of monthly fees and fees for premium services. As a result of certain contractual "most favored nation" provisions (the "MFN"), which provide that the cable affiliates of the Principal U.S. Cable Partners are entitled to distribution arrangements and related services on terms at least as favorable as those obtained by any other cable system operator, the Principal U.S. Cable Partners could determine to cause the Company to approve more favorable distribution arrangements, including more favorable revenue splits, for one or more unaffiliated cable operators in order to receive more favorable distribution arrangements for their respective cable affiliates through the operation of the MFN.

CONTROL BY PRINCIPAL U.S. CABLE PARTNERS OF TERMS OF DISTRIBUTION

The Company and the Principal U.S. Cable Partners have entered into the Master Distribution Agreement providing for the distribution of the @Home service by the Principal U.S. Cable Partners and their affiliates. The economic and other terms of the Master Distribution Agreement may be less favorable to the Company than those that could have been negotiated had the Company been independent of the Principal U.S. Cable Partners. Because of their control of the Company, the Principal U.S. Cable Partners will have the power, subject to their fiduciary duties, to change any of the terms of distribution, including the revenue splits with the Company. In addition, the Master Distribution Agreement and the other agreements between the Company and the Principal U.S. Cable Partners contain provisions that permit a Principal U.S. Cable Partner to change certain aspects of the distribution of the @Home service without the approval of the Company. For example, a Principal U.S. Cable Partner has the option to provide certain customer service functions which are currently provided by the Company and upon which the Company's 35% revenue split was based. If such Principal U.S. Cable Partner elects to provide such services, it is also entitled to an adjustment in the revenue split with the Company. Similarly, the Principal U.S. Cable Partners have certain rights pursuant to the Master Distribution Agreement to remove cable systems from the approved rollout schedule or substitute cable systems in place of removed systems. These rights are contractual in nature and may be exercised by the Principal U.S. Cable Partners in their sole discretion. The exercise by the Principal U.S. Cable Partners of these contractual rights may have an adverse effect upon the Company's business, operating results and financial condition. Moreover, because of their control of the Board, the Principal U.S. Cable Partners will have the ability to amend, modify or terminate the Master Distribution Agreement, agreements between local cable operators affiliated with the Principal U.S. Cable Partners ("Affiliated LCOs") and the Company ("LCO Agreements"), a stockholders' agreement to which the Company and the Principal Cable Stockholders, among others, are parties (the "Stockholders' Agreement") and the other agreements to which the Company is a party, or to cause the Company to grant waivers of certain provisions thereof. In considering any such amendments, modifications or waivers, the members of the Board, including those members who are designees of the Principal U.S. Cable Partners, will be subject to the fiduciary duties owed to the stockholders of the Company under Delaware law. There can be no assurance that following the consummation of this offering the Principal U.S. Cable Partners will not cause the terms of the Master Distribution Agreement to be amended, modified or terminated or cause the Company to waive any provision of the Master Distribution Agreement. The Principal U.S. Cable Partners control the Company and effectively determine the rollout schedule of the @Home service. Moreover, the Master Distribution Agreement and certain other agreements provide the Principal U.S. Cable Partners and Rogers and Shaw with certain priority rights with respect to the rollout schedule of the @Home service. This priority could adversely affect the Company because the Company may be required to roll out its services to the Principal U.S. Cable Partners and Rogers and Shaw, and their respective LCOs, before rolling out the services to other cable system operators, even though such other cable system operators may be ready to roll out the @Home service sooner or on terms more favorable for the Company than the terms of distribution for the Principal U.S. Cable Partners and Rogers and Shaw, and their respective LCOs.

RIGHT OF PRINCIPAL U.S. CABLE PARTNERS TO BLOCK ACCESS TO CERTAIN CONTENT AND SERVICES

The Master Distribution Agreement provides each Principal U.S. Cable Partner with the right to exclude the promotion of specified national content providers from the @Home service offered through such Principal U.S. Cable Partner's cable systems, subject to an adjustment in the split of premium service revenues between the Principal U.S. Cable Partner and the Company to the extent the number of such exclusions exceeds a specified number. In addition, a Principal U.S. Cable Partner has the right to block access to certain content, including streaming video segments of more than ten minutes in duration, and the Company is obligated to use its reasonable best efforts to block such access. The Company is obligated to use its reasonable best efforts to consult with and involve each of the Principal U.S. Cable Partners in the development of requirements for and design of enhancements, new features and new applications of the @Home service and coordinate with respect to the introduction of such enhancements, features and applications that could have a significant effect on the operations of a Principal U.S. Cable Partner. If Principal U.S. Cable Partners representing a majority of the residential subscribers who subscribe to the @Home service via Affiliated LCOs of the Principal U.S. Cable Partners object to such enhancement, feature or application, the Company has agreed not to implement such enhancement, feature or application in the territories of objecting Principal U.S. Cable Partners. If any of the Principal U.S. Cable Partners exercise these rights to block access to certain content or services in certain territories, the Company may be required to devote substantial expenses and resources to provide different content and services in different territories and to assist the Principal U.S. Cable Partners in blocking such access, which could have a material adverse effect on the Company's business, operating results and financial condition.

DEPENDENCE ON CABLE PARTNERS TO ROLL OUT, MARKET, INSTALL, MAINTAIN INFRASTRUCTURE FOR, PROVIDE CUSTOMER SERVICE FOR AND BILL FOR THE @HOME SERVICE

In order to roll out the @Home service in a geographic area, the Cable Partners must have completed the two-way HFC cable infrastructure upgrade in that area. Following the rollout of the @Home service in a service area, the Company's business will be highly dependent on the LCO to maintain its cable infrastructure in such a manner as to permit the reliable transmission of the @Home service. Because subscribers to the @Home service will subscribe through an LCO, the LCO (and not the Company) will substantially control the customer relationship with the subscriber. Each LCO has complete discretion regarding the pricing of @Home service to subscribers in its territory (except for certain premium services for which the Company contracts directly with the subscriber), and an LCO could use the @Home service as a loss leader in order to increase demand for other LCO products or services with more attractive terms for the LCO. Neither the Cable Partners nor their LCOs have any affirmative obligations (other than the payment of revenue splits to the Company) with respect to marketing, installing and maintaining infrastructure for, providing customer service for and billing for the @Home service, and the Company has no remedies against the Cable Partners or their LCOs, other than in limited circumstances such as an LCO's failure to upgrade its cable system or roll out the @Home service after it has committed to do so, in which event the Company may be entitled to certain cost reimbursements and to be released from its exclusivity obligations to such LCO, neither of which may be an effective remedy for the Company. Moreover, the Master Distribution Agreement does not create affirmative obligations on the part of any Principal U.S. Cable Partners to cause its Affiliated LCOs to perform any of the foregoing activities or to upgrade any of their cable systems. The Company's business requires that a material number of LCOs of all its Cable Partners roll out the @Home service, and if a sufficient number of LCOs does not roll out the @Home service, the Company's business will not be viable. Moreover, the LCOs of its Cable Partners have in the past experienced, and may in the future experience, delays in installing the @Home service in the areas in which it has been rolled out, which could also materially adversely affect the Company's business, operating results and financial condition. Each of the Principal U.S. Cable Partners and its Affiliated LCOs is entitled to MFN terms with respect to the distribution of the @Home service, subject to certain exceptions. These terms could limit the Company's ability to negotiate agreements with other cable system operators and otherwise could limit the Company's potential to generate revenue. The Affiliated LCOs are expected to provide general customer service to the Company's subscribers and, pursuant to the distribution agreements with the Company, have the option to provide technical support, rather than utilizing the Company's service and support capabilities. If an Affiliated LCO elects to provide technical support, the LCO Agreement provides for an adjustment in the revenue split between the Company and the Affiliated LCO, and the Company would have little or no control over the quality of customer service actually provided to subscribers of the @Home service. If the customer service and support provided by Affiliated LCOs are unsatisfactory to subscribers, consumer demand for the Company's @Home service will likely be materially adversely affected.

POTENTIAL COMPETITION WITH CABLE PARTNERS FOR ADVERTISING REVENUE

While the Company retains 100% of all United States national advertising revenue delivered on the @Home service through the Company's U.S. Cable Partners, LCOs of the U.S. Cable Partners retain 100% of revenue generated from local service offerings that do not require access to an Internet backbone or that relate to programming within the designated local areas of the home page for the @Home service, such as revenues from advertising. In Canada, the Company will share national advertising revenue with its Canadian Cable Partners. Moreover, given the national coverage of the combined operations of the Principal U.S. Cable Partners and their Affiliated LCOs, the Principal U.S. Cable Partners and their Affiliated LCOs could strike agreements with advertisers that would effectively result in broad-based advertising campaigns throughout most of the United States in competition with the Company's national advertising campaigns, generating revenue only for Affiliated LCOs and not for the Company. Accordingly, the @Home service may contain a significant amount of advertising that is national in scope and focus for which it receives no share of the revenues.

DEPENDENCE ON TCG FOR LOCAL TELECOMMUNICATIONS SERVICES FOR THE @WORK
SERVICES

The Company depends on TCG, which is owned by AT&T, to provide local telecommunications services and co-location within TCG's facilities on favorable economic terms that enable the Company to provide @Work services to an entire metropolitan area in which TCG has facilities. If the Company were required to obtain comparable telecommunications services from local exchange carriers, it would effectively be limited to providing @Work services to commercial customers within a ten-mile radius of one of the Company's points of presence. As a result, the Company would be required to build multiple points of presence to service an entire metropolitan area, which would substantially increase the Company's capital costs to enter new markets and which could make such market entry uneconomical for the Company. If the Company were required to pay standard local exchange carrier rates, the Company's ongoing operating costs for its @Work services would be substantially higher. The loss of the Company's strategic relationship with TCG would have a material adverse effect on the Company's ability to deploy its @Work services and on its business, operating results and financial condition. In addition, TCG has acquired a provider of Internet-related services to businesses and corporate customers and will compete directly with the @Work Internet service, and to the extent TCG acquires or enters into strategic relationships with other Internet service providers, TCG may reduce its support of the @Work services. Although there are alternative suppliers for TCG's services, it could take a significant period of time to establish similar relationships and equivalent terms might not be available.

LIMITATIONS ON THE COMPANY'S ABILITY TO PROVIDE CERTAIN EXCLUDED SERVICES

The Company has agreed with its Principal U.S. Cable Partners (i) not to directly or indirectly offer, provide, distribute, advertise, promote or market (or carry or otherwise distribute advertising or promotions with respect to) any streaming video transmissions that include video segments longer than ten minutes in duration or any other Excluded Service to residences in the Exclusive Territory (as defined below) of a Principal U.S. Cable Partner without its prior written consent even if such Excluded Service has been integrated with the @Home service in other areas and (ii) not to offer or provide Internet services other than through the Cable infrastructure at data transmission speeds greater than 128 Kbps to residences in any geographic area served by the cable systems of those Principal U.S. Cable Partners that remain in compliance with their exclusivity provisions (the "Exclusive Territory") until the later of June 4, 2002 and such time as the Principal U.S. Cable Partner is no longer in compliance with the Exclusivity Obligations. No assurance can be given that the Company will have access to the cable infrastructures of its Principal U.S. Cable Partners for Excluded Services, and the Company must negotiate a separate agreement with each of the Principal U.S. Cable Partners for each portion of such services that the Company seeks to provide over their cable infrastructures. Any such failure to obtain access, or competition from the Company's Principal U.S. Cable Partners in providing Excluded Services, could have a material adverse effect on the Company's business, operating results and financial condition.

POTENTIAL DISPOSITION OF CABLE SYSTEMS BY PRINCIPAL U.S. CABLE PARTNERS

The Company's agreements with its Principal U.S. Cable Partners do not require that they maintain a specified number of cable systems, subscribers or homes passed in order to maintain their control over and equity ownership of the Company. Therefore, these Principal U.S. Cable Partners may dispose of a significant amount of their cable systems without requiring that such cable systems remain subject to any exclusivity provisions. However, to the extent that any Principal U.S. Cable Partner disposes of more than 20% of the number of homes passed in its service areas as of June 4, 1996 (subject to certain exceptions) without causing such transferred homes to remain exclusive to @Home, then such Principal U.S. Cable Partner may be required to sell a proportionate amount of its equity interest in the Company to the other Principal U.S. Cable Partners at the fair market value thereof. TCI has completed the transfer or sale of certain cable systems and has announced the proposed sale or transfer of additional cable systems and is considering various plans and proposals that may result in the disposition of other of its cable systems. Although TCI has informed the Company that it is attempting to cause certain of such transferred systems to remain subject to the Exclusivity Obligations, there can be no assurance that these efforts will be successful. Such dispositions may have an adverse effect upon the business, operating results and financial condition of the Company if the transferred homes do not remain exclusive to the Company.

UNPROVEN NETWORK SCALABILITY, SPEED AND SECURITY

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

MANAGEMENT OF EXPANDED OPERATIONS; DEPENDENCE ON KEY PERSONNEL

The Company may not be able to successfully manage any future periods of rapid growth or expansion, which could be expected to place a significant strain on the Company's managerial, operating, financial and other resources. From time to time, the Company and its Cable Partners have had difficulty managing network operations and expansion of backbone capacity and providing adequate customer service or efficient provisioning of new subscribers. A prolonged failure to perform these functions successfully would have a material adverse effect on subscriber growth and retention and would materially adversely affect the Company's business, operating results and financial condition. The Company is highly dependent upon the efforts of its senior management team, and the Company's future performance will depend, in part, upon the ability of senior management to manage growth effectively, which will require the Company: (i) to implement additional management information systems capabilities; (ii) to develop further its operating, administrative, financial and accounting systems and controls; (iii) to maintain close coordination among engineering, accounting, finance, marketing, sales and operations; and (iv) to hire and train additional technical and marketing personnel. There is intense competition for senior management, technical and marketing personnel in the areas of the Company's activities. The loss of the services of any of the Company's senior management team or the failure to attract and retain additional key employees could have a material adverse effect on the Company's business, operating results and financial condition. The Company maintains no key-person life insurance.

DEPENDENCE ON TWO-WAY CABLE MODEMS; NEW INDUSTRY STANDARD

Each of the Company's subscribers currently must obtain a cable modem from a Cable Partner to access the @Home service. The North American cable industry has recently adopted a set of interface specifications known as DOCSIS for hardware and software to support the delivery of data services over the cable infrastructure utilizing interoperable cable modems. The Company believes that these specifications, together with its development agreement with Intel Corporation ("Intel") relating to "plug and play" DOCSIS modems, will facilitate the growth of the cable modem industry and the availability of lower cost, interoperable cable modems through retail channels. However, certain of the Company's Cable Partners have chosen to slow the deployment of the @Home service until the commercial availability of DOCSIS-compliant cable modems. The Company's subscriber growth could be constrained and the Company's business, operating results and financial condition could be materially adversely affected to the extent the Cable Partners choose to slow the deployment of the @Home service further, as a result of the timing of commercial availability of DOCSIS-compliant cable modems or otherwise. Cable modems that are DOCSIS-compliant are not currently expected to be generally commercially available before the fourth quarter of 1998 or to be available in significant quantities until 1999. Although multiple vendors are expected to supply DOCSIS-compliant cable modems and their constituent components, any Cable Partner's reliance on a single provider of such modems or components could cause that Cable Partner to be unable to generate expected subscriber growth for the @Home service in the event such supplier does not provide the Cable Partner with a sufficient quantity of DOCSIS-complaint modems to meet the Cable Partner's requirements.

COMPETITION

The markets for consumer and business Internet services and online content are extremely competitive, and the Company expects that competition will intensify in the future. The Company's most direct competitors in these markets are unaffiliated cable companies, national long-distance carriers, local exchange carriers, Internet service providers ("ISPs"), online service providers ("OSPs") and Internet content aggregators.

The Company's competitors in the cable-based services market are those companies that have developed their own cable-based services and market those services to unaffiliated cable system operators that are planning to deploy data services. In particular, Time Warner Inc. ("Time Warner") and MediaOne Group ("MediaOne") have deployed high-speed Internet access services over their existing local HFC cable networks through their cable-based Internet service, Road Runner, which features a variety of proprietary content from Time Warner Publications. Time Warner's substantial libraries of multimedia content could provide Road Runner with a significant competitive advantage. In June 1998, Microsoft Corporation ("Microsoft") and Compaq Computer Corporation ("Compaq") each invested $212.5 million in Road Runner and announced that Microsoft will provide software for the Road Runner service and that Compaq will produce cable-ready personal computers to be used with the service. Time Warner and MediaOne plan to market the Road Runner service through their own cable systems as well as to other cable system operators nationwide. Although the Company does not presently compete with the Road Runner services for subscribers because their services are offered over different cable systems than those that carry the @Home service, the Company does compete with the Road Runner service in seeking to establish distribution arrangements with cable system operators. Furthermore, at such time as the Company's existing Cable Partners cease to be subject to the Exclusivity Obligations, the Company may compete with Road Runner and potentially other Internet service providers for distribution over the cable systems of the Company's Cable Partners. In addition, other cable system operators, including Adelphia Communications Corporation and Bell South Corporation, have launched their own cable-based Internet services that could compete with the Company's services.

Long distance inter-exchange carriers, such as AT&T, MCI Communications Corporation ("MCI"), Sprint Corporation ("Sprint") and WorldCom, Inc. ("WorldCom"), have deployed large-scale Internet access networks and sell connectivity to business and residential customers. The regional Bell operating companies ("RBOCs") and other local exchange carriers have also entered this field and are providing price competitive services. Many such carriers are offering diversified packages of telecommunications services, including Internet access, to residential customers and could bundle such services together, which could put the Company at a competitive disadvantage. Many of these competitors are offering (or may soon offer) technologies that will compete with some or all of the Company's high-speed data service offerings. Such technologies include Integrated Services Digital Network ("ISDN") and Asymmetric Digital Subscriber Line ("ADSL"). In Janaury 1998, Compaq, Intel and Microsoft, other technology companies and numerous telecommunications providers announced an initiative to develop a simplified version of ADSL, referred to as "ADSL Lite," which reduces the complexity and expense of installing Internet services based on ADSL. While commercial tests of this simplified version of ADSL are not expected until the end of 1998, this initiative may accelerate the deployment of ADSL services. Widespread commercial acceptance of ADSL technologies could significantly reduce the potential subscriber base for the Company's Internet services, which could have a material adverse effect on the Company's business, operating results and financial condition.

The Company could also face substantial competition from its strategic partners. In February 1997, TCG acquired CERFnet Services, Inc. ("CERFnet"), an Internet service provider for business customers that competes with the Company's @Work service. The Company's @Work business depends to a significant extent on its agreement with TCG for local access telecommunications services. If TCG ceases to cooperate with the Company, there could be an adverse effect on the Company's @Work business. In July 1998, AT&T acquired TCG and in June 1998, AT&T announced an agreement to acquire TCI, including TCI's controlling interest in the Company. AT&T also operates a consumer Internet service known as AT&T WorldNet. Now that it owns TCG, and if it completes its acquisition of TCI, AT&T could take actions that benefit CERFnet, WorldNet or other services of AT&T to the detriment of the Company. Moreover, as discussed above, AT&T's acquisition of TCI could result in termination of the Exclusivity Obligations of the Company's Principal U.S. Cable Partners. Any of these actions could have a material adverse effect on the Company's business, operating results and financial condition.

The Company also competes to some extent with Internet service providers which provide basic Internet access to residential consumers and businesses, generally using existing telephone network infrastructures. While not offering the advantages of broadband access, these services are widely available and inexpensive. Barriers to entry are low, resulting in a highly competitive and fragmented market. In addition, the Company competes with online service providers such as America Online, Inc. ("America Online") that provide, over the Internet and on proprietary online services, content and applications ranging from news and sports to consumer videoconferencing. These services are designed for broad consumer access over telecommunications-based transmission media, which enables the provision of data services to the large group of consumers who have personal computers with modems. In addition, OSPs provide basic Internet connectivity, ease of use and consistency of environment. In addition to developing their own content or supporting proprietary third-party content developers, online services often establish relationships with traditional broadcast and print media outlets to bundle their content into the service. Finally, the Company competes with content aggregators and Internet portals that seek to capture audience flow by providing ease-of-use and offering content that appeals to a broad audience. Leading companies in this area include America Online, Yahoo! Inc. and Excite, Inc. In this market, competition occurs in acquiring both content providers and subscribers. The principal bases of competition in attracting content providers include quality of demographics, audience size, cost-effectiveness of the medium and ability to create differentiated experiences using aggregator tools. The principal bases of competition in attracting subscribers include richness and variety of content and ease of access to the desired content. Many OSPs, such as America Online, have the advantage of large customer bases, industry experience, many content partnerships and significant resources.

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

RISKS ASSOCIATED WITH JOINT DEVELOPMENT EFFORT

The Company was recently selected by TCI to develop software and provide integration services for TCI's next generation advanced digital set-top devices, pursuant to a Memorandum of Understanding between the Company and TCI's National Digital Television Center ("NDTC"). Completion of the transactions contemplated by the Memorandum of Understanding is subject to negotiation of a definitive agreement and other conditions, and there can be no assurance that such transactions will be consummated. Although the Company believes this relationship could enable the Company to expand its product line and market the @Home service to a broader audience of consumers who do not regularly use a personal computer, the Memorandum of Understanding does not require that TCI deploy the @Home service on such set-top devices, and the Company cannot predict when such set-top devices will become commercially available. In addition to the technological, financial and infrastructure challenges TCI faces in deploying the new set-top devices, the success of this development effort is subject to: (i) the technological and operational challenges of providing and supporting email and other Internet services to set-top device users; (ii) competition from alternative Internet service providers and deployment technologies; and (iii) the degree to which consumers desire Internet services, including email, on their televisions.

RISK OF SYSTEM FAILURE

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

RISKS OF TECHNOLOGICAL CHANGE

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

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

A key component of the Company's strategy is expansion into international markets. To date, the Company has developed relationships only with United States, Canadian and Dutch cable system operators and has only recently entered into agreements in principle with a cable system operator in the United Kingdom. The Company has extremely limited experience in developing localized versions of its products and services and in developing relationships with international cable system operators. The Company may not be successful in expanding its product and service offerings into foreign markets. In addition to the uncertainty regarding the Company's ability to generate revenues from foreign operations and expand its international presence, there are certain risks inherent in doing business on an international level, such as: (i) regulatory requirements (including the regulation of Internet access); (ii) legal uncertainty regarding liability for information retrieved and replicated in foreign jurisdictions; (iii) export and import restrictions; (iv) tariffs and other trade barriers; (v) difficulties in staffing and managing foreign operations; (vi) longer payment cycles; (vii) problems in collecting accounts receivable; (viii) political instability; (ix) fluctuations in currency exchange rates; (x) seasonal reductions in business activity during the summer months in Europe and certain other parts of the world; and (xi) potentially adverse tax consequences, which could adversely affect the success of the Company's future international operations. One or more of such factors could have a material adverse effect on the Company's future international operations and, consequently, on the Company's business, operating results and financial condition.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES

Although the Company's services are not directly subject to current regulations of the Federal Communication Commission (the "FCC") or any other federal or state communications regulatory agency, changes in the regulatory environment relating to the Internet connectivity market, including regulatory changes that, directly or indirectly, affect telecommunications costs, limit usage of subscriber-related information or increase the likelihood or scope of competition from the regional Bell operating companies ("RBOCs") or other telecommunications companies, could affect the Company's pricing and/or ability to market its services successfully. For example, regulation of cable television rates may affect the speed at which cable operators that have agreed or will agree in the future to provide the @Home service will be able to upgrade their cable systems as necessary to carry the Company's services. Similarly, enactment of proposed privacy legislation currently pending in Congress, which would restrict the use of subscriber information by interactive computer services for marketing and other purposes, could adversely affect the marketing of the Company's services as well as its revenue from advertising.

The Cable Partners in the United States have advised the Company that their local cable operators typically have elected to classify the provision of all or some of the @Home services as "additional cable services" under their respective local franchise agreements, and to pay franchise fees in accordance therewith. Local franchise authorities may attempt to subject cable systems to higher or other franchise fees or taxes or otherwise seek to require cable operators to obtain additional franchises, in connection with their distribution of the @Home service. There are thousands of franchise authorities, and thus it will be difficult or impossible for the Company or such cable operators to operate under a unified set of franchise requirements. Legislation has been introduced in Congress that if enacted would impose a moratorium limiting the ability of state and local governments to impose taxes on Internet services pending the formulation and submission to Congress by the President of recommendations concerning appropriate parameters for state and local taxation of such services. However, state and local authorities have expressed strong opposition to such legislation, and there remains the possibility that the @Home services may be subject to potentially burdensome taxes or other assessments in a multitude of state and local jurisdictions.

It is also possible that governmental authorities may attempt to classify the Company in some other manner (e.g., as a common carrier-type service or information service) and impose additional potentially burdensome regulatory requirements on the Company, the Cable Partners or other cable operators carrying the Company's services. In the event that the FCC or another governmental agency were to classify the cable system operators as "common carriers" of Internet services, or cable system operators were to seek such classification as a means of protecting themselves against liabilities, the Company's rights as the exclusive residential high-speed ISP over the systems of certain of its Cable Partners could be lost. In addition, if the Company or its Cable Partners in the United States were classified as common carriers, they could be subject to government-regulated tariff schedules for the amounts they could charge for their services. Rogers and Shaw have informed the Company that, due to certain Canadian regulations, they are required to provide access to their respective networks to third-party ISPs. Although no third party currently uses Rogers' or Shaw's networks for purposes of offering Internet services, these Canadian regulations preclude the Company from having an exclusive contractual right to access to these networks.

In addition, the FCC is currently considering requests by Bell Atlantic Corporation, Ameritech Corporation, U S WEST and Pacific Bell for relief pursuant to section 706 of the 1996 Telecommunications Act ("1996 Act") from various restrictions and regulatory requirements that, according to these companies, inhibit their provision of Internet services. These petitions seek authority to provide high-speed, packet-switched data services, including Internet access and related services, without regard to Local Access and Transport Area ("LATA") boundaries and free from otherwise applicable access, unbundling and resale obligations and certain other regulatory requirements. The FCC also is considering a separate request to provide all incumbent local exchange carriers ("ILECs") with significant relief from existing access, unbundling, pricing, and cost recovery rules and policies, in order to encourage the deployment and operations by the ILECs of high-capacity, packet-switched networks and other advanced telecommunications facilities and related services, including Internet access services. Section 706 of the 1996 Act also directs the FCC to initiate, no later than August 8, 1998, an inquiry into the deployment of advanced telecommunications capability and to take immediate action to accelerate such deployment if necessary. The FCC may use the occasion of this inquiry to examine the feasibility and lawfulness of common carrier regulation for cable systems, to provide some measure of the regulatory relief for high speed data services requested by the RBOCs and ILECs, or both.

POTENTIAL LIABILITY FOR DEFAMATORY OR INDECENT CONTENT

The law relating to the liability of ISPs and OSPs for information carried on or disseminated through their networks is currently unsettled. It is possible that claims could be made against ISPs and OSPs under both United States and foreign law for defamation, negligence, copyright or trademark infringement, or other theories based on the nature and content of the materials disseminated through their networks. Several private lawsuits seeking to impose such liability upon ISPs and OSPs are currently pending. In addition, legislation has been proposed that imposes liability for or prohibits the transmission over the Internet of certain types of information. The imposition upon ISPs or OSPs of potential liability for information carried on or disseminated through their systems could require the Company to implement measures to reduce its exposure to such liability, which may require the expenditure of substantial resources, or to discontinue certain service or product offerings. The increased attention focused upon liability issues as a result of these lawsuits and legislative proposals could impact the growth of Internet use. Furthermore, certain foreign governments, such as Germany, have enforced laws and regulations related to content distributed over the Internet that are more strict than those currently in place in the United States. There can be no assurance that one or more of these factors will not have a material adverse effect on the Company's business, operating results and financial condition.

DILUTION FROM CERTAIN TRANSACTIONS

As a result of a transaction effective October 2, 1997, whereby Cablevision became a party to the agreement between the Company and TCI, Comcast and Cox to distribute the @Home service on substantially the same terms and conditions as TCI, Comcast and Cox, Cablevision was granted warrants to purchase up to 10,946,936 shares of the Company's Series A Common Stock at an exercise price of $0.50 per share under certain conditions (the "Cablevision Agreement"). A portion of the warrants issued to Cablevision (the "Contingent Warrants") do not become exercisable unless certain cable systems are transferred by TCI to Cablevision. To the extent that Cablevision exercises its warrants, the Company's stockholders will experience substantial dilution. The Company recorded a non-cash charge in the fourth quarter of 1997 of $172.6 million, which represents the cost of the Cablevision Agreement, based on the fair value of the warrants that were not Contingent Warrants. Additional charges to operations of approximately $83.3 million were recorded in the first quarter of 1998 in connection with a portion of the Contingent Warrants becoming exercisable as a result of the transfer of certain cable systems owned by TCI to Cablevision on March 4, 1998. Additional charges to operations may be recorded in connection with the remaining Contingent Warrants to purchase 715,638 shares of Series A Common Stock becoming exercisable if and when certain other cable systems owned by TCI are transferred to Cablevision. In addition, in March 1998, the Company issued performance-based warrants to Rogers and Shaw to purchase up to 5,000,000 shares of Series A Common Stock at an exercise price of $10.50 per share. These warrants will become exercisable when, as and if Rogers and Shaw meet certain performance milestones for homes passed, subscribers and revenue. The Company has also issued warrants to purchase an aggregate of 5,272,100 shares of Series A Common Stock at an exercise price of $10.50 per share to certain new Cable Partners in connection with distribution agreements entered into in the second quarter of 1998. These warrants will become exercisable based on the number of homes that those Cable Partners upgrade to two-way or one-way HFC cable (for one Cable Partner) and two-way HFC cable (for the other Cable Partners) and that are capable of accessing the @Home service. To the extent that such Cable Partners exercise their warrants, the Company's stockholders would experience additional dilution. The Company also may issue additional stock, or warrants to purchase the same, at less than fair market value in connection with its efforts to expand its distribution of the @Home service to other cable operators.

POSSIBLE VOLATILITY OF STOCK PRICE

The stock market has from time to time experienced significant price and volume fluctuations. In addition, the market price of the shares of the Company's Series A Common Stock, similar to the market prices of other Internet companies, has been and is likely to be highly volatile. Factors such as fluctuations in the Company's operating results, announcements of technological innovations or new products by the Company or its competitors, regulatory actions, market rumors, acquisitions in the telecommunications or cable industries and general market conditions may have a significant effect on the market price of the Company's Series A Common Stock.

YEAR 2000 RISKS

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

                          PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities. In May and June 1998, the Company issued performance based warrants to purchase an aggregate of up to 5,272,100 shares of Series A Common Stock at an exercise price of $10.50 per share to certain new Cable Partners in connection with distribution agreements entered into in the second quarter of 1998. In addition, if one of these Cable Partners enters into a binding agreement to acquire additional homes in the Los Angeles area during 1998, the Company will issue additional warrants to purchase Series A Common Stock for such homes at an exercise price of $10.50 per share. Beginning in March 1999, these warrants will become exercisable on an annual basis based on the number of homes that those Cable Partners upgrade to two-way or one-way HFC (for one Cable Partner) and two-way HFC cable (for the other Cable Partners) and that are capable of accessing the @Home service. The warrants were issued in a transaction exempt from regulation under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

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

Aggregate proceeds from the IPO were $108,675,000, which included $14,175,000 in aggregate proceeds due to the exercise of the underwriters' option to purchase shares to cover over-allotments. The Company paid underwriters' discounts and commissions of $7,607,250 and other expenses of approximately $1,300,000 in connection with the IPO. The total expenses paid by the Company in the IPO were $8,907,250, and the net proceeds to the Company in the IPO were $99,767,750. Of the net proceeds, $3,224,000 has been used for purchases of property, equipment and improvements, $2,815,000 for payments on capital lease obligations and the remainder for working capital requirements of the Company, including $7,311,000 used to fund operating losses. None of the net proceeds of the Offering were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10 percent or more of any class of equity securities of the Company, or an affiliate of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on May 13, 1998. The following is a brief description of each matter voted upon at the meeting and a summary of the votes cast for or against and any abstentions. There were no votes withheld and no broken non-votes:


1.  Directors:                     For              Against             Abstain
                                   ---              -------             -------
   James L. Barksdale.......... 232,443,543          38,670                -
   L. John Doerr............... 232,442,365          39,848                -
   William R. Hearst III....... 232,441,580          40,633                -
   Leo J. Hindery, Jr.......... 232,441,080          41,133                -
   Thomas A. Jermoluk.......... 232,444,265          37,948                -
   John C. Malone.............. 232,443,158          39,055                -
   Bruce W. Ravenel............ 232,441,118          41,095                -
   Brian L. Roberts............ 232,442,165          40,048                -
   Edward S. Rogers............ 232,442,565          39,648                -
   Larry E. Romrell............ 232,441,980          40,233                -
   David M. Woodrow............ 232,442,365          39,848                -

2. Increase shares
   reserved for issuance
   under 1997 Equity
   Incentive Plan by
   4,975,000 shares............ 231,894,164         554,298           33,751

3. Increase shares
   reserved for issuance
   under 1997 Employee
   Stock Purchase Plan
   by 600,000 shares........... 232,332,477         118,559           31,177

4. Amend the Company's
   Certificate of
   Incorporation to
   change certain
   supermajority
   requirements................ 232,269,077         179,943           33,193

5. Ratify appointment
   of Ernst & Young, LLP
   as independent
   auditors for 1998........... 232,441,656          15,258           25,299

ITEM 5.  OTHER INFORMATION

On May 5, 1998, the Board of Directors of the Company increased the number of directors from 11 to 12 and elected Joseph W. Cece, Senior Vice President, Strategic Planning of Cablevision, to fill the newly created vacancy.

On July 8, 1998 the Board of Directors elected J.R. Shaw, President and Chief Operating Officer of Shaw, to the Board of Directors to fill a vacancy created by the annual rotation of the Board seat held by Rogers and Shaw, filled by Ted Rogers for the last year.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits
       --------
       See attached exhibit index.


  (b)  Reports on Form 8-K
       -------------------
       No reports on Form 8-K were filed during the quarter ended June 30, 1998.

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


                             /s/ Kenneth A. Goldman


                          ___________________________
                           Senior Vice President and
                            Chief Financial Officer
                         (Principal Financial Officer)
                           (Duly Authorized Officer)



                              /s/ Robert A. Lerner


                          ___________________________
                              Corporate Controller
                                 and Treasurer
                         (Principal Accounting Officer)

                                 JULY 28, 1998

                                 EXHIBIT INDEX



Exhibit Number    Exhibit Title
--------------    -------------
  27.1            Financial Data Schedule