Form 10-Q
period 1998-09-30
AT HOME CORP
filed 1998-11-16
CIK 1020620

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998.

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO _________.


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

                              ------------------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                               YES [X]    NO [_]

THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK, $0.01 PAR VALUE, OUTSTANDING AS OF OCTOBER 31, 1998: 102,379,650 SHARES OF SERIES A COMMON STOCK, 15,400,000 SHARES OF SERIES B COMMON STOCK, AND 4,219,415 SHARES OF SERIES K COMMON STOCK.

================================================================================

                              AT HOME CORPORATION

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I  FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

        Condensed Consolidated Balance Sheets - September 30, 1998
         and December 31, 1997.............................................    3

        Condensed Consolidated Statements of Operations - Three and Nine
         Months Ended September 30, 1998 and 1997..........................    4

        Condensed Consolidated Statements of Cash Flows - Nine Months
         Ended September 30, 1998 and 1997.................................    5

        Notes to Condensed Consolidated Financial Statements...............    6

ITEM 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations...............................    9

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.........   25

PART II OTHER INFORMATION

ITEM 2. Changes in Securities and Use of Proceeds..........................   26

ITEM 5. Other Information..................................................   26

ITEM 6. Exhibits and Reports on Form 8-K...................................   26

        Signatures.........................................................   27

                         PART I.  FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              AT HOME CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                 SEPTEMBER 30,   DECEMBER 31,
                                                                     1998            1997
                                                                 -------------   ------------
                                                                  (UNAUDITED)
ASSETS
Current assets:
 Cash and cash equivalents.....................................       $105,131       $ 44,213
 Short-term cash investments...................................         98,608         76,166
                                                                      --------       --------
 Total cash, cash equivalents and short-term cash investments..        203,739        120,379
 Accounts receivable...........................................          3,867          1,470
 Accounts receivable - related parties.........................          4,069            672
Other current assets...........................................          3,459          2,919
                                                                      --------       --------
Total current assets...........................................        215,134        125,440
Property, equipment and improvements, net......................         44,243         33,061
Other assets...................................................          7,219          2,082
                                                                      --------       --------
Total assets...................................................       $266,596       $160,583
                                                                      ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable..............................................       $  5,913       $  2,409
 Accounts payable - related parties............................          2,623          2,108
 Accrued compensation and related expenses.....................          1,009            798
 Accrued transport costs.......................................          1,839          1,179
 Deferred revenues.............................................          5,054          1,941
 Other accrued liabilities.....................................          7,591          5,644
 Current portion of capital lease obligations..................         12,175          9,971
                                                                      --------       --------
 Total current liabilities.....................................         36,204         24,050
Capital lease obligations, less current portion................         13,521         15,735
Other long-term liabilities....................................             --          1,736
Commitments and contingencies
Stockholders' equity:
 Preferred stock...............................................             --             --
 Common stock, $0.01 par value:
   Authorized shares - 230,277,660
   Issued and outstanding shares--
   121,948,717 in 1998 and 118,603,220 in 1997.................        581,728        370,111
 Notes receivable from stockholders............................            (25)          (319)
 Deferred compensation.........................................         (3,634)        (4,399)
Accumulated deficit............................................       (361,198)      (246,331)
                                                                      --------       --------
 Total stockholders' equity....................................        216,871        119,062
                                                                      --------       --------
 Total liabilities and stockholders' equity....................       $266,596       $160,583
                                                                      ========       ========

See accompanying notes.

                              AT HOME CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                           THREE MONTHS ENDED     NINE MONTHS ENDED
                                              SEPTEMBER 30,         SEPTEMBER 30,
                                           -------------------   -------------------
                                             1998       1997        1998       1997
                                           --------   --------   --------    -------
Revenues /(1)/...........................  $ 13,815   $  1,907   $  28,808   $  3,737
Costs and expenses /(2)/:
 Operating costs.........................    12,256      6,203      30,969     15,368
 Product development and engineering.....     4,588      3,137      12,052      8,411
 Sales and marketing.....................     4,978      2,937      12,834      8,815
 General and administrative..............     3,112      2,861       8,911      7,521
 Cost of distribution agreements.........        --         --      83,320         --
                                           --------   --------   ---------   --------
   Total costs and expenses..............    24,934     15,138     148,086     40,115
                                           --------   --------   ---------   --------
Loss from operations.....................   (11,119)   (13,231)   (119,278)   (36,378)
Interest income, net.....................     1,460      1,337       3,473      1,680
                                           --------   --------   ---------   --------

Net loss.................................  $ (9,659)  $(11,894)  $(115,805)  $(34,698)
                                           ========   ========   =========   ========

Basic and diluted net loss per share.....  $  (0.08)  $  (0.11)  $   (1.02)  $  (0.34)
                                           ========   ========   =========   ========

Shares used in per share calculations....   115,073    107,106     113,089    101,191
                                           ========   ========   =========   ========
------------
/(1)/  Revenues from related parties.....  $  2,914    $   739   $   6,086   $  2,087
                                           ========    =======   =========   ========

/(2)/  Depreciation and amortization
        included in costs and expenses...  $  3,965    $ 2,412   $  10,303   $  6,115
                                           ========    =======   =========   ========

See accompanying notes.

                              AT HOME CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                               -------------------
                                                                  1998       1997
                                                               ---------   --------
CASH USED IN OPERATING ACTIVITIES
Net loss.....................................................  $(115,805)  $(34,698)
Adjustments to reconcile net loss to cash used
 in operating activities:
   Amortization of deferred compensation.....................        765        804
   Depreciation and amortization.............................      9,538      5,311
   Cost of distribution agreements...........................     83,320         --
   Changes in assets and liabilities:
     Accounts receivable.....................................     (5,794)      (440)
     Other assets............................................     (4,739)    (1,794)
     Accounts payable........................................      4,019       (355)
     Accrued compensation and related expenses...............        211        351
     Deferred revenue........................................      3,113      1,853
     Other accrued liabilities...............................      2,607      4,680
     Other long-term liabilities.............................     (1,736)       104
                                                               ---------   --------
Cash used in operating activities............................    (24,501)   (24,184)

CASH USED IN INVESTING ACTIVITIES
Purchase of short-term cash investments......................    (86,055)   (74,644)
Sales and maturities of short-term cash investments..........     63,613      8,066
Purchase of property, equipment and improvements,
 net of leases...............................................    (11,751)    (7,678)
                                                               ---------   --------
Cash used in investing activities............................    (34,193)   (74,256)

CASH PROVIDED BY FINANCING ACTIVITIES
Proceeds from issuance of convertible preferred stock........         --     46,528
Proceeds from issuance of common stock.......................    128,297     99,919
Proceeds from capital lease financing........................         --      5,630
Payments on capital lease obligations........................     (8,979)    (4,477)
Repayment of notes receivable from stockholders..............        294        177
                                                               ---------   --------
Cash provided by financing activities........................    119,612    147,777
                                                               ---------   --------
Net increase in cash and cash equivalents....................     60,918     49,337
Cash and cash equivalents, beginning of period...............     44,213      9,709
                                                               ---------   --------
Cash and cash equivalents, end of period.....................  $ 105,131   $ 59,046
                                                               =========   ========
SUPPLEMENTAL DISCLOSURES
Interest paid................................................  $   1,676   $    579
                                                               =========   ========
Acquisition of equipment under capital leases................  $   8,969   $ 12,882
                                                               =========   ========
Financing of acquisition of other assets.....................  $      --   $  1,299
                                                               =========   ========
Notes receivable from stockholders issued in connection with
 exercise of stock options and restricted stock purchases....  $      --   $    342
                                                               =========   ========

See accompanying notes.

                              AT HOME CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of At Home Corporation and its wholly owned subsidiaries (collectively, the "Company"). These condensed financial statements do not include all of the information and accompanying notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of financial position and results of operations have been included in the condensed financial statements. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1998. The interim financial statements should be read in connection with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission.

NOTE 2.  BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share are computed using the weighted average number of common shares outstanding. The computation for the three and nine months ended September 30, 1997 also gives pro forma effect to the conversion, in connection with the Company's initial public offering in July 1997, of all outstanding shares of Convertible Preferred Stock into shares of Common Stock. In addition, the effect of the additional shares issued in the Company's public stock offering on August 12, 1998 is reflected in the computations for the three and nine months ended September 30, 1998. The effect of outstanding stock options, warrants and Common Stock subject to repurchase is excluded from the computation as their inclusion would be anti-dilutive.

The computation of basic and diluted net loss per share is as follows:

                                            THREE MONTHS ENDED         NINE MONTHS ENDED
                                              SEPTEMBER 30,              SEPTEMBER 30,
                                          ---------------------     ----------------------
                                             1998        1997          1998         1997
                                          --------     --------     ---------     --------
Net loss................................  $ (9,659)    $(11,894)    $(115,805)    $(34,698)
                                          ========     ========     =========     ========

Weighted average shares of common
 stock outstanding......................   115,073       11,854       113,089        5,939

Pro forma common equivalent shares
 from convertible preferred stock.......        --       95,252            --       95,252
                                          --------     --------     ---------     --------

Shares used in per
 share calculations.....................   115,073      107,106       113,089      101,191
                                          ========     ========     =========     ========

Basic and diluted net
 loss per share.........................  $  (0.08)    $  (0.11)    $   (1.02)    $  (0.34)
                                          ========     ========     =========     ========

NOTE 3. DEPRECIATION AND AMORTIZATION INCLUDED IN COSTS AND EXPENSES

The components of the Company's depreciation and amortization included in costs and expenses are as follows:

                                          THREE MONTHS ENDED         NINE MONTHS ENDED
                                            SEPTEMBER 30,               SEPTEMBER 30,
                                        ----------------------     ----------------------
                                          1998          1997          1998         1997
                                        --------      --------     ---------     --------
Amortization of deferred compensation.. $    255      $    326     $     765     $    804

Depreciation and amortization..........    3,710         2,086         9,538        5,311
                                        --------      --------     ---------     --------

                                        $  3,965      $  2,412     $  10,303     $  6,115
                                        ========      ========     =========     ========

NOTE 4.  COMPREHENSIVE INCOME (LOSS)

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"), which establishes new rules for the reporting and display of comprehensive income
(loss) and its components. The adoption of this Statement had no impact on the Company's net loss or stockholders' equity. FAS 130 requires unrealized gains and losses on the Company's available-for-sale securities to be included in comprehensive loss.

The components of the Company's comprehensive loss are as follows:

                                          THREE MONTHS ENDED       NINE MONTHS ENDED
                                              SEPTEMBER 30,          SEPTEMBER 30,
                                         --------------------    ---------------------
                                           1998        1997        1998         1997
                                         --------    --------    ---------    --------
Net loss...............................  $ (9,659)   $(11,894)   $(115,805)   $(34,698)

Unrealized gain (loss) on investments..    (2,037)         --          938          --
                                         --------    --------    ---------    --------

Comprehensive loss.....................  $(11,696)   $(11,894)   $(114,867)   $(34,698)
                                         ========    ========    =========    ========

NOTE 5.  STOCKHOLDERS' EQUITY

Common Stock Warrants Issued to Cable Partners in Connection With Distribution Agreements.

In October 1997, the Company entered into a contract with Cablevision Systems Corporation ("Cablevision"), and its parent, CSC Parent Corporation ("CSC Parent"), Comcast Corporation ("Comcast"), Cox Communications, Inc. ("Cox"), Kleiner Perkins Caufield & Byers ("KPCB") and Tele-Communications, Inc. ("TCI") (the "Cablevision Agreement"). Pursuant to the Cablevision Agreement, Cablevision entered into a Master Distribution Agreement for the distribution of the Company's @Home service on substantially the same terms and conditions as such service is distributed by TCI, Comcast and Cox. Although Cablevision is subject to certain exclusivity obligations that prohibit it from obtaining high-speed (greater than 128 kilobits per second) residential consumer Internet services from any source other than the Company, Cablevision is under no obligation to upgrade its cable systems to two-way cable infrastructure and is under no affirmative obligation to roll out, market, promote or carry any of the Company's services. The exclusivity obligations in favor of the Company expire in June 2002 and may be terminated sooner under certain circumstances. These exclusivity obligations also are subject to exceptions that would permit Cablevision to engage in certain activities which could compete, directly or indirectly, with the activities of the Company. In connection with the Cablevision Agreement, Cablevision was granted warrants to purchase up to 10,946,936 shares of the Company's Series A Common Stock at an exercise price of $0.50 per share under certain conditions. A portion of the warrants are not exercisable unless certain cable systems are transferred by TCI to Cablevision.

In addition, in March 1998, the Company issued performance-based warrants to Rogers Cablesystems Limited ("Rogers") and Shaw Cablesystems Ltd. ("Shaw") to purchase up to 5,000,000 shares of Series A Common Stock at an exercise price of $10.50 per share. These warrants will become exercisable if and when Rogers or Shaw, as the case may be, meets certain performance milestones for homes passed, subscribers and revenue.

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

As a result of these agreements, warrants to purchase 10,231,298 shares of Series A Common Stock at $0.50 per share and 350,000 shares at $10.50 per share were exercisable as of September 30, 1998. During the three months ended March 31, 1998, the Company recorded a non-cash charge to operations of $83.3 million based on the fair value of such warrants to purchase 2,705,514 shares of Series A Common Stock that became exercisable during the period as a result of the transfer of certain TCI cable systems to Cablevision and the achievement of certain performance milestones. Such charges are included in "cost of distribution agreements" in the accompanying condensed consolidated statements of operations. The remaining warrants will become exercisable if and when additional specific TCI homes are transferred to Cablevision and if and when certain performance milestones are achieved by Rogers or Shaw.

Public Offering of Common Stock

In August 1998, the Company completed a public stock offering, issuing 2,075,000 shares of its Common Stock to the public and 800,000 shares of its Common Stock to TCI at a price of $46.125 per share. The Company received net proceeds of approximately $126.0 million in cash.

Employee Stock Option and Purchase Plans

On May 13, 1998, the stockholders approved increases of 600,000 and 4,975,000 shares of Series A Common Stock reserved for issuance to participants in the Employee Stock Purchase Plan and the 1997 Equity Incentive Plan, respectively.

NOTE 6.  COMMITMENTS

In September 1997 and March 1998, the Company exercised its build-to-suit options that require the landlord to build additional facilities on property adjacent to the Company's headquarters. The build-to-suit options provide for monthly rental payments, beginning upon the phased completion of the buildings. Occupancy of the first phase is scheduled for the first half of 1999, which will result in rental payments of approximately $412,000 per month. Additional buildings are scheduled to be occupied early in the year 2000, which will result in additional rental payments of approximately $412,000 per month.

NOTE 7.  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"), which establishes reporting standards regarding operating segments, products and services, geographic areas and major customers. The disclosure required by FAS 131 will first be reflected in the Company's consolidated financial statements for the year ending December 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. These forward-looking statements are subject to significant risks and uncertainties, including those identified in the section of this Form 10-Q entitled "Factors That May Affect Future Operating Results," in the Company's 1997 Annual Report on Form 10-K filed with the SEC on March 31, 1998, and in the Company's Form S-3 for its public stock offering filed with the Securities and Exchange Commission ("SEC") on August 12, 1998, which may cause actual results to differ materially from those discussed in such forward-looking statements. Any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q with the SEC. Readers are urged to review and consider carefully the various disclosures made by the Company in this report and in the Company's other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect the Company's business.

GENERAL

The Company is the leading provider of broadband Internet services over the cable television infrastructure to consumers. By virtue of its relationships with 18 cable companies in North America and Europe, @Home has access to approximately 58.7 million homes, which includes exclusive access to over 50% of the households in the United States and Canada. @Home also provides broadband Internet services to businesses over both the cable television infrastructure and digital telecommunications lines.

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

The Company's @Media group has established the @Home launch screen (the "@Home Portal") as the leading broadband Internet portal, providing a gateway to compelling multimedia and electronic commerce offerings on the Internet. To date, the @Home Experience has generated greater page views per subscriber than are reported by the leading narrowband Internet portal companies. The @Media group works with content providers to facilitate the creation of rich multimedia broadband content delivered through the @Home Portal and to facilitate online transactions and services for @Home subscribers. Multimedia content offerings include on-demand video clips from partners such as Bloomberg, CNN Interactive and the National Basketball Association, on-demand music and CD previews provided by the Company's Tune-In service and low-latency multiplayer gaming from SegaSoft. Electronic commerce partners include Amazon.com, the leading online bookseller, BuyDirect.com, an online software distributor, and Travelocity, a leading online travel site. The @Media group also sells advertising on a cost per thousand impressions ("CPM") basis as well as on a sponsorship basis. The Company had over 40 advertisers in the quarter ended September 30, 1998, including Clorox, Disney, General Motors, Kraft, Procter & Gamble, Toyota and Unilever.

For businesses, the Company's @Work services provide a platform for Internet, intranet and extranet connectivity solutions and networked business applications over both cable infrastructure and digital telecommunications lines. In order to accelerate deployment of the @Work connectivity and hosting solutions into major U.S. metropolitan areas, the Company has established strategic relationships with Teleport Communications Group, Inc. ("TCG"), the country's largest competitive local exchange carrier ("CLEC"), Northpoint Communications, Inc. ("Northpoint"), a provider of digital subscriber line ("DSL") services to businesses, and Exodus Communications, Inc. ("Exodus"), a provider of Internet hosting and network management services. By combining the Company's broadband distributed network architecture with cable, telephone and technology relationships, the @Work services provide a compelling platform for nationwide delivery of network-based business applications. The Company has developed this platform at a low incremental cost by leveraging its existing @Home Broadband Network investment. The Company currently provides @Work services to more than 1,200 businesses.

The Company has entered into distribution arrangements for the @Home service with 16 cable companies in North America whose cable systems pass approximately
57.3 million homes, including TCI, Cablevision, Comcast, Cox (together with TCI, Cablevision and Comcast, the "Principal U.S. Cable Partners"), Rogers, Shaw, Bresnan Communications Company ("Bresnan"), Century Communications Corp. ("Century"), Cogeco Cable, Inc. ("Cogeco"), Garden State Cable ("Garden State"), Insight Communications ("Insight"), Jones Intercable, Inc. ("Jones"), Lenfest Communications Inc. ("Lenfest"), Marcus Cable Operating Company, L.P. ("Marcus"), InterMedia Partners IV L.P. ("InterMedia") and Midcontinent Cable Co. ("Midcontinent") (collectively, the "Cable Partners"). Some of these distribution arrangements are subject to the completion of definitive agreements. As of September 30, 1998, approximately 10.0 million of the homes served by these Cable Partners were passed by upgraded two-way HFC cable, and the Company believes that the Cable Partners will complete the upgrade of systems passing a majority of their homes within five years. In order to shorten time to market for cable operators, the Company provides a turnkey solution, which includes not only a technology platform and a national brand, but also ongoing marketing, customer service, billing and product development support. The Company has launched the @Home service through its Cable Partners in portions of 44 cities and communities and has approximately 210,000 subscribers of which approximately 60% are located in the United States and 40% in Canada.

As part of its strategy to expand into international markets, the Company has entered into agreements for the distribution of the @Home service by EDON Beheer B.V. ("Edon") and Palet Kabelcom in the Netherlands. The Company entered into a non-binding letter of intent with Intel to create a limited partnership whereby Intel will invest $20 million in @Home Benelux, which operates under the trade name @Home Nederland, to help speed the deployment of broadband services in the Netherlands. The Company has also initiated distribution programs with leading consumer electronics retailers and computer manufacturers, including CompUSA, Inc. ("CompUSA"), Compaq Computer Corporation ("Compaq") and Dell Computer Corporation ("Dell"), to facilitate the sale of the @Home service and cable modems compliant with Data Over Cable Service Interface Specifications ("DOCSIS"). In addition, the Company is working with Cable Television Laboratories, Inc. ("CableLabs") and TCIs National Digital Telecom Center ("NDTC") to develop advanced digital set-top boxes to provide broadband
Internet access via television sets and to accelerate transformation of the Internet into a mass medium.

RECENT EVENTS

On June 24, 1998, TCI and AT&T Corp. ("AT&T") announced that they had signed a definitive merger agreement pursuant to which AT&T will acquire TCI. AT&T has announced that it currently intends to combine, following the merger, TCI's cable, telecommunications and high-speed Internet businesses, including TCI's controlling equity interest in the Company, with AT&T's consumer businesses to form AT&T Consumer Services, which will provide a broad set of consumer communications services, including local, long distance, wireless and international communications, cable television and dial-up and high-speed Internet access services under the AT&T brand name. In announcing the merger, AT&T stated its intention to accelerate the upgrade of TCI's cable infrastructure significantly, enabling AT&T to begin providing digital telephony and data services to consumers by the end of 1999. AT&T and TCI anticipate that the merger, which is subject to regulatory and stockholder approvals, will be completed in the first half of 1999. In addition, in July 1998, AT&T acquired TCG.

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

As a result of these agreements, warrants to purchase 10,231,298 shares of Series A Common Stock at $0.50 per share and 350,000 shares at $10.50 a share were exercisable as of September 30, 1998. During the three months ended March 31, 1998, the Company recorded a non-cash charge to operations of $83.3 million based on the fair value of such warrants to purchase 2,705,514 shares of Series A Common Stock that became exercisable during the period as a result of the transfer of certain TCI cable systems to Cablevision and the achievement of certain performance milestones. Such charges are included in "cost of distribution agreements" in the accompanying condensed consolidated statements of operations. The remaining warrants will become exercisable if and when additional specific TCI homes are transferred to Cablevision and if and when certain performance milestones are achieved by Rogers or Shaw, as the case may be.

To the extent that any of the Cable Partners become eligible to exercise their warrants, the Company's stockholders would experience additional dilution. The Company also may issue additional stock, or warrants to purchase stock, at less than fair market value in connection with its efforts to expand its distribution of the @Home service to other cable operators.

As of September 30, 1998, the Company had expended approximately $187.2 million on capital expenditures and operating costs and expenses to design, build and maintain the @Home Broadband Network and the corporate infrastructure necessary to support the roll-out and maintenance of the @Home and @Work services. The Company currently intends to increase its capital expenditures as well as its operating and sales and marketing expenditures in order to expand its network to support additional expected subscribers in existing and future markets and to provide the Company's services to a growing number of potential subscribers. To the extent that cable modems are successfully marketed in the future through retail and other mass-market channels, additional expenditures customary in this channel could be incurred. As a result, the Company expects to continue to incur additional substantial net losses for the foreseeable future. The Company has incurred net losses from operations in each fiscal period since its inception and, as of September 30, 1998, had an accumulated deficit of $105.3 million (before the $255.9 million of charges recorded in the first quarter of 1998 and the fourth quarter of 1997 in connection with the distribution agreements), and an accumulated deficit of $361.2 million, including these charges.

The Company has received requests from the staff of the Securities and Exchange Commission for additional information regarding the accounting for the non-cash costs of its distribution agreement with Cablevision. The Company recorded non-cash charges to operations of $172.6 million and $74.5 million in the fourth quarter of 1997 and the first quarter of 1998, respectively, based on the fair value of common stock warrants issued under the terms of the distribution agreement. The Company cannot determine at this time the effect, if any, that the outcome of this matter will have on its reported financial position or results of operations.

RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

             THREE MONTHS ENDED         NINE MONTHS ENDED
                SEPTEMBER 30,             SEPTEMBER 30,
          ------------------------  -------------------------
REVENUES    1998    CHANGE   1997     1998    CHANGE   1997
--------  --------  ------ -------  --------  ------  -------
Revenues  $ 13,815   624%  $ 1,907  $ 28,808   671%   $ 3,737
          ========         =======  ========          =======

Revenues. The Company's revenues consist of: monthly subscription fees for the @Home residential service; @Work monthly access fees, product development revenues, and installation charges; fees related to @Media content, advertising, and e-commerce partnerships; fees for product development and customer support activities provided to domestic cable system operators; and, management fees related to the development of international operations. The Company recognizes revenue during the period in which the services are provided.

Total revenues for the three months ended September 30, 1998 totaled $13.8 million, an increase of $11.9 million over revenues of $1.9 million for the three months ended September 30, 1997. These additional revenues resulted from substantial period over period growth in all three of the Company's business units. For the @Home residential service, subscribers increased to approximately 210,000 at September 30, 1998 from 26,000 at September 30, 1997. The @Work Internet service had over 1,250 installed accounts at September 30, 1998 as compared to 200 at September 30, 1997. In addition, the @Media group had more than 40 advertisers at September 30, 1998, more than double the number as of December 31, 1997. For the period ended September 30, 1998 the @Home residential service contributed approximately 50% of the revenues, the @Work commercial business contributed approximately 40% and the @Media business contributed approximately 10%. Certain revenues of the Company are derived from other business services provided to certain Cable Partners that have an equity investment in the Company. These related party revenues, which include product development services and fees for customer support activities were approximately 21% and 39% of total revenues for the three months ended September 30, 1998 and 1997, respectively. Related party revenues are anticipated to continue to decline as a percentage of total revenues in subsequent quarters.

Total revenues for the nine months ended September 30, 1998 totaled $28.8 million, an increase of $25.1 million over revenues of $3.7 million for the nine months ended September 30, 1997. Each of the Company's business units experienced significant revenue growth for the nine months ended September 30, 1998, when compared to same period in 1997, with revenues from @Work services and the deployment of the @Home service in Canada making a significant contribution for the first time. Related party revenues as a percentage of total revenues were approximately 21% and 56% for the nine months ended September 30, 1998 and 1997, respectively.

                                              THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                 SEPTEMBER 30,                      SEPTEMBER 30,
                                        -----------------------------     ------------------------------
COSTS AND EXPENSES                       1998        CHANGE     1997        1998      CHANGE       1997
------------------                      -------      ------   -------     --------    ------     -------
Operating Costs                         $12,256       98%     $ 6,203     $ 30,969     102%      $15,368

Product Development
 and Engineering                          4,588       46%       3,137       12,052      43%        8,411

Sales and Marketing                       4,978       70%       2,937       12,834      46%        8,815

General and Administrative                3,112        8%       2,861        8,911      18%        7,521
                                        -------               -------     --------               -------

Total Costs and Expenses Before
   Costs of Distribution Agreements      24,934       65%      15,138       64,766      61%       40,115

Costs of Distribution Agreements             --       N/A          --       83,320     N/A            --
                                        -------               -------     --------               -------

Total Costs and Expenses                $24,934       65%     $15,138     $148,086     269%      $40,115
                                        =======               =======     ========               =======

Total Costs and Expenses. Total costs and expenses for the three months ended September 30, 1998 were $24.9 million compared to $15.1 million for the corresponding period of 1997. The period over period increase of $9.8 million was primarily a result of: operating costs associated with the expansion and deployment of the @Home Broadband Network to support both @Home and @Work services; customer service and operations investments; costs associated with development work for domestic cable system operators; and costs associated with the development of international operations. Total costs and expenses for the quarter rose 65% period over period compared to revenue growth of 624%. The Company believes continued expansion of operations as well as its network infrastructure is critical to the achievement of its goals and anticipates that costs and expenses will continue to increase significantly in each quarter for the foreseeable future.

Total costs and expenses for the nine months ended September 30, 1998, before the first quarter non-cash charge of $83.3 million related to the fair value of common stock warrants issued to cable system operators in connection with distribution agreements, increased to $64.8 million from $40.1 million for the nine months ended September 30, 1997. Total costs and expenses for the nine months rose 269% period over period compared to revenue growth of 671%.

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

For the three months ended September 30, 1998, operating costs grew 98% to $12.3 million from $6.2 million in the corresponding period of 1997. This increase primarily resulted from: (i) expansion of the @Home Broadband Network, including maintenance and depreciation of capital equipment, to support the increase in @Home and @Work deployments; (ii) customer service operations, especially the expansion of technical support and the investment in operations;
(iii) direct costs, including local transport and customer premise equipment, to support the substantial revenue growth from @Work services; and (iv) development of additional content programming resources. For the nine months ended September 30, 1998, operating costs were $31.0 million, a 102% increase over operating expenses of $15.4 million for the corresponding period of 1997. These increases were primarily attributable to @Home Broadband Network costs, direct costs to support the substantial revenue growth from @Work services, and additional costs for customer service expansion and investments in operations.

During the remainder of 1998 and in 1999, operating costs are expected to increase substantially in absolute dollars as the Company continues to expand operations with existing Cable Partners and begins to deploy services with Cable Partners that have only recently signed distribution agreements with the Company. The Company expects to offer its services in approximately 22 additional markets in the fourth quarter of 1998, and will continue to make investments in the @Home Broadband Network, computer systems to support the growth in the Company's operations, and increased personnel and transport costs.

Product Development and Engineering. Product development and engineering expenses consist primarily of salaries and related expenses for personnel, fees to outside contractors and consultants, the allocated cost of facilities, and the depreciation and amortization of capital equipment.

Product development and engineering expenses for the three months ended September 30, 1998 and 1997 were $4.6 million and $3.1 million, respectively. For the nine months ended September 30, 1998 and 1997, product development and engineering expenses were $12.1 million and $8.4 million, respectively. For both the three and nine months ended September 30, 1998, these higher levels of expenses were attributable primarily to increases in personnel and related expenses incurred in five areas: (i) the design, testing and deployment of technologies related to the @Home Broadband Network; (ii) the development of @Work services; (iii) the development of technologies for advanced digital set-top box applications; (iv) the development of enabling platforms for the creation and distribution of enhanced content; and (v) the development of applications specifically designed to take advantage of the @Home Broadband Network. Product development and engineering costs have been expensed as incurred.

During the remainder of 1998 and in 1999, product development and engineering expenses are expected to increase substantially due in part to the Company's continued development of technologies related to advanced digital set-top box applications and to the expansion of the @Home Broadband Network.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and promotional expenses. All three of the business units of the Company, @Home, @Work and @Media, have sales organizations in place that are partially compensated on a commission basis.

Sales and marketing expenses for the three months ended September 1998 and 1997 were $5.0 million and $2.9 million, respectively. For the nine months ended September 30, 1998 and 1997, sales and marketing expenses were $12.8 million and $8.8 million, respectively. The increased period over period expenses were incurred primarily in four areas: (i) local and regional sales and marketing activities targeted at acquiring new subscribers, corporate accounts and cable partners; (ii) the initiation of channel/retail sales programs; (iii) expansion of the @Work sales force and related travel expenses; and (iv) @Media programs designed to support revenue growth. The period over period expense growth was significantly less than revenue growth, as the Company continued to benefit from economies of scale and leveraging its Cable Partner affiliations.

Costs in this area are expected to increase throughout the remainder of 1998 and into 1999 primarily due to continued investments in the @Work sales organization as well as anticipated personnel and other costs required to increase the Company's focus on national branding, national promotions and the initiation of its retail sales efforts.

General and Administrative. General and administrative expenses consist primarily of administrative and executive personnel costs, fees for professional services and the costs of in-house systems and infrastructure to support the operations of the Company.

General and administrative expenses for the three months ended September 30, 1998 and 1997 were $3.1 million and $2.9 million, respectively. For the nine months ended September 30, 1998 and 1997, these expenses were $8.9 million and $7.5 million, respectively. The increases in both the three and nine-month periods were the result of: increased expenses associated with the Company's international efforts; additions of personnel to support the operations of the Company and their related costs; and additional expenses related to activities and requirements of a public company.

Interest Income, Net. Interest income, net, represents interest earned by the Company on its cash and short-term cash investments, less interest expense on capital lease obligations. Interest income was $2.0 million and $1.7 million for the three months ended September 30, 1998 and 1997, respectively. For the nine months ended September 30, 1998 and 1997, interest income was $5.0 million and $2.4 million, respectively. These increases were primarily due to the increased cash balances available to invest resulting from the Company's initial public offering in July 1997 and the Company's stock offering in August 1998.

Interest expense for the three months ended September 30, 1998 was $524,000 as compared to $351,000 for the corresponding period of 1997. Interest expense for the nine months ended September 30, 1998 was $1.5 million as compared to $745,000 for the corresponding period of 1997. These increases were primarily due to increases in capital lease obligations associated with the Company's leasing of capital equipment.

Net Loss. The net loss for the three months ended September 30, 1998 was $9.7 million, as compared to $11.9 million for the corresponding period of 1997. The decrease in net loss for the quarter of $2.2 million was primarily attributable to revenues increasing faster than expenses and to the increase in net interest income. The Company anticipates that the quarterly net loss, excluding potential charges such as those relating to distribution agreements and other potential performance-based warrant charges, will continue to decline during the fourth quarter of 1998 as sequential revenues grow at a faster rate than sequential expenses.

For the nine months ended September 30, 1998, the net loss, before the charge for the fair value of common stock warrants issued to cable system operators in connection with distribution agreements, was $36.0 million, as compared to $34.7 million for the corresponding period of 1997. Including the non-cash charge of $83.3 million, the net loss for the nine months ended September 30, 1998 was $115.8 million. This compares to a net loss of $34.7 million for the corresponding period of 1997.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations primarily through a combination of private and public sales of equity securities and capital equipment leases. At September 30, 1998, the principal source of liquidity for the Company was $203.7 million of cash, cash equivalents and short-term cash investments, as compared to $120.4 million at December 31, 1997. The Company finances, and expects to continue financing, a substantial amount of its capital equipment expenditures from a variety of sources, including direct vendor leasing programs, third party commercial leasing arrangements and bank financing.

In September 1997, the Company entered into a Term Loan Agreement (the "Term Loan") with Silicon Valley Bank (the "Bank"). The Term Loan provides for borrowings of up to $8.0 million to finance the acquisition of property, equipment and improvements, and to collateralize letters of credit. Any borrowings under this Term Loan would bear interest at the Bank's prime rate. As of September 30, 1998, there were no borrowings under this Term Loan although there were outstanding letters of credit in the amount of $3.4 million related to real property leases. Under the Term Loan, the Company is required to meet certain financial covenants. As of September 30, 1998, the Company was in compliance with all such covenants. In October 1998, an amendment ("Loan Modification Agreement") was entered into by and between the Company and the Bank. The terms of the Loan Modification Agreement allow for borrowings up to $15.0 million under similar terms and conditions as the original agreement.
This agreement amends the maturity date to October 19, 2002.

Net cash used in operating activities for the nine months ended September 30, 1998 was $24.5 million, primarily as a result of the net loss of $115.8 million before being partially offset by non-cash charges related to distribution agreements of $83.3 million and depreciation and amortization of $9.5 million. Net cash used in operating activities for the nine months ended September 30, 1997 was $24.2 million, primarily as a result of the net loss of $34.7 million, partially offset by depreciation and amortization of $5.3 million.

Net cash used in investing activities for the nine months ended September 30, 1998 of $34.2 million was a result of purchases of short-term cash investments of $86.1 million that were offset by sales and maturities of short-term cash investments of $63.6 million and from cash purchases of property, equipment, and improvements of $11.7 million. Net cash used in investing activities for the nine months ended September 30, 1997 of $74.3 million was a result of purchases of short-term cash investments of $74.7 million that were offset by sales and maturities of short-term cash investments of $8.1 million and from cash purchases of property, equipment, and improvements of $7.7 million. Gross capital expenditures for equipment, software, furniture, leasehold improvements and fixtures for the nine-month periods ended September 30, 1998 and 1997 were $20.7 million and $20.6 million, respectively, of which $9.0 million and $12.9 million, respectively, were financed through capital leases.

Net cash provided by financing activities for the nine months ended September 30, 1998 was $119.6 million, resulting primarily from net proceeds of Series A Common Stock sold in the Company's public stock offering of $126.0 million in August 1998, partially offset by payments on capital lease obligations of $9.0 million. For the nine months ended September 30, 1997, cash provided by financing activities was $147.8 million, resulting primarily from net proceeds of $46.5 million from the sale of Series C Preferred Stock in April 1997 and net proceeds from the Company's initial public offering in July 1997 of $99.9 million.

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

The Company is headquartered in facilities consisting of approximately 135,000 square feet in Redwood City, California, which the Company occupies under a 12-year lease. In September 1997 and March 1998, the Company exercised its build-to-suit options to require the landlord to build additional facilities of approximately 360,000 square feet on adjacent property. The Company also has another build-to-suit option to require the landlord to build an additional facility of approximately 110,000 square feet on the adjacent property, subject to certain conditions. All facilities constructed under the Company's build-to-suit options will be subject to leases of up to 15 years in length, have base rent determined in relation to construction costs and will include tenant improvements paid for by the Company. The build-to-suit options that have been exercised to date provide for monthly rental payments beginning upon the phased completion of the buildings. Occupancy of the first phase is scheduled to occur during the first half of 1999 and will result in increased rental payments of approximately $412,000 per month. Occupancy of the second phase is scheduled to occur early in the year 2000 and will result in additional rental payments of approximately $412,000 per month. In addition to its build-to-suit options, the Company has the right to purchase two of the buildings leased from the landlord
consisting of approximately 245,000 total square feet.   The Company anticipates
that its existing facilities, together with the facilities the Company has the right to have built, will be adequate to accommodate its growth for the foreseeable future.

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

IMPACT OF THE YEAR 2000 ISSUE

Year 2000 computer issues create certain risks for the Company, although the Company believes that such risks are less significant than those faced by many companies due to the fact the Company commenced operations in 1995. If the Company's internal and network information systems do not correctly recognize and process date information beyond the year 1999, there could be an adverse impact on the Company's operations. To address these Year 2000 issues with its internal and network systems, the Company has initiated a program to evaluate its internal and network systems. The Company and its majority shareholder, TCI, have initiated a comprehensive program (the "Program") to address Year 2000 readiness in its systems and with its customers' and suppliers' systems. The Program has been designed to gather information regarding the Year 2000 compliance of products and services that are required by the Company to deploy its residential and commercial Internet services. Under the Program, assessment and remediation are proceeding in tandem and are intended to have the Company's critical systems in Year 2000 compliance by June 30, 1999. These activities are intended to encompass all major categories of systems in use by the Company, including network management, customer service, and business operations. The costs incurred to date related to the Program have not been material. The Company currently expects that the total cost of its Year 2000 readiness Program will not exceed $750,000 over the next fiscal year. The total cost estimate does not include potential costs related to any customer or other claims or the costs of internal software or hardware replaced in the normal course of business. The total cost estimate is based on the current assessment of the Company's Year 2000 readiness needs and is subject to change as the Program proceeds.

As part of the normal course of its operations, the Company is currently in the process of transitioning to or implementing new computer software for its accounting, billing, network management, human resources, and other management information systems. The Company is assessing and testing these systems for Year 2000 dependencies and will implement changes to such systems if necessary. The successful implementation of these new systems is crucial to the efficient operation of the Company's business. There can be no assurance that the Company will implement its new systems in an efficient and timely manner or that the new systems will be adequate to support the Company's operations. Problems with installation or initial operation of the new systems could cause substantial difficulties in operations planning, business management, and financial reporting, which could have a material adverse effect on the Company's business, financial condition and results of operations. The cost of bringing the Company's new systems into Year 2000 compliance, if necessary, is not expected to have a material effect on the Company's financial condition or results of operations.

The Company has also initiated formal communications with many of its significant suppliers to determine the extent to which the Company is vulnerable to such suppliers' failure to remedy their own Year 2000 issue. The Company has already received assurances of Year 2000 compliance from a number of those suppliers. Most of the suppliers have no contractual obligations under existing contracts with the Company to provide such information to the Company. The Company is taking steps with respect to new supplier agreements to ensure that the suppliers' products and internal systems are Year 2000 compliant.

While the Company currently expects that the Year 2000 issue will not pose significant operational problems, delays in the implementation of new information systems or a failure to fully identify all Year 2000 dependencies in the Company's existing system and in the systems of its suppliers could have material adverse consequences. Therefore, the Company is developing contingency plans for continuing operations in the event such problems arise.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

UNPROVEN BUSINESS; NO ASSURANCE OF PROFITABILITY

The Company was incorporated in March 1995, commenced operations in August 1995, and has incurred net losses from operations in each fiscal period since its inception. As of September 30, 1998, the Company had an accumulated deficit of $105.3 million (before the $255.9 million of charges recorded in the fourth quarter of 1997 and first quarter of 1998 in connection with the distribution agreements), and an accumulated deficit of $361.2 million, including the charges relating to these agreements. In addition, the Company currently intends to increase its capital expenditures and operating expenses in order to expand its network to support additional expected subscribers in existing and future markets, to support the continued roll-out of its @Work services and to market and provide the Company's services to a growing number of potential subscribers. As a result, the Company expects to incur additional substantial operating and net losses for the foreseeable future. The profit potential of the Company's business model is unproven. The @Home service was only available in portions of 44 geographic markets as of September 30, 1998 and may not achieve broad consumer or commercial acceptance. Although approximately 1,600 organizations have agreed to utilize @Work services as of September 30, 1998, @Work services may not achieve broad commercial acceptance and the current rate of deployment for @Work services may not be sustained. The Company has difficulty predicting whether the pricing models for its Internet services will prove to be viable, whether demand for its Internet services will materialize at the prices it expects its Cable Partners to charge (for the @Home service) or the prices it or the Cable Partners charge (for @Work services), or whether current or future pricing levels will be sustainable. If such pricing levels are not achieved or sustained or if the Company's services do not achieve or sustain broad market acceptance, the Company's business, operating results and financial condition will be materially adversely affected. There can be no assurance that the Company will ever achieve favorable operating results or profitability.

SUBSCRIBER GROWTH RISKS FOR THE @HOME SERVICE

As of September 30, 1998, the Company had approximately 210,000 cable modem subscribers. The Company's ability to increase the number of cable modem subscribers to achieve its business plans and generate future revenues will be dependent on a number of factors, many of which are beyond the Company's control. These factors include, among others: (i) the rate at which the Company's current and future Cable Partners upgrade their cable infrastructures;
(ii) the ability of the Company and its Cable Partners to coordinate timely and effective marketing campaigns with the availability of such upgrades; (iii) the success of the Cable Partners in marketing the @Home service to subscribers in their local cable areas; (iv) the prices that the Cable Partners set for the @Home service and its installation; (v) the speed at which the Cable Partners can complete the installations required to initiate service for new subscribers;
(vi) the quality of customer and technical support provided by the Company and its Cable Partners; and (vii) the quality of content on the @Home service. The Company believes subscriber growth has been constrained, and will continue to be constrained, by the cost and the amount of time required to install the @Home service for each residential consumer. In addition, most of the Company's Cable Partners are not obligated to upgrade their cable infrastructures or market the @Home service. Moreover, the @Home service is currently priced at a premium to many other online services, and large numbers of subscribers may not be willing to pay a premium for the @Home service. Because of the foregoing factors, among others, the Company's actual revenues or the rate at which it will add new subscribers may differ from its forecasts. The Company may not be able to increase its subscriber base in accordance with its internal forecasts or the forecasts of industry analysts or to a level that meets the expectations of investors. The rate at which subscribers have increased during the first three quarters of 1998 should not be taken as indicative of the rate at which subscribers may be expected to increase in the future. In particular, while the Company has recently forecast that its number of subscribers could grow to over 300,000 by the end of 1998 from approximately 210,000 subscribers at September 30, 1998, the Company may not achieve this level of subscriber growth, particularly given the risks set forth herein.

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

EXTENT OF CABLE PARTNERS OBLIGATION TO CARRY THE COMPANY'S SERVICES; LIMITATIONS ON THEIR EXCLUSIVITY

Although the Company's Cable Partners are subject to certain exclusivity obligations that prohibit them from obtaining high-speed (greater than 128 Kbps) residential consumer Internet services from any source other than the Company (the "Exclusivity Obligations"), most of the Cable Partners are under no affirmative obligation to carry any of the Company's services. Such Exclusivity Obligations of the Principal U.S. Cable Partners expire on June 4, 2002, and may be terminated sooner under certain circumstances. Most Cable Partners' Exclusivity Obligations are limited to high-speed residential Internet services and do not extend to various "Excluded Services" that may be offered without the Company. Moreover, "Excluded Services" include: (i) the provision of telephony services; (ii) the provision of services that are primarily work-related (such as @Work services); (iii) the provision of Internet services that do not use the Cable Partners' cable television infrastructures; (iv) the provision of any local Internet service that does not require use of an Internet backbone outside a single metropolitan area; (v) the provision of services that are utilized primarily to connect students to schools, colleges or universities; (vi) the provision of Internet telephony, Internet video telephony or Internet video conferencing; (vii) the provision of certain limited

Internet services primarily intended for display on a television such as some types of Internet-based digital set-top services; (viii) the provision of certain Internet services that are primarily downstream services where the user cannot send upstream commands in real-time; (ix) the provision of streaming video services that include video segments longer than ten minutes in duration; and (x) limited testing, trials and similar activities with respect to businesses subject to the Exclusivity Obligations of less than six months. By engaging in the Excluded Services, most U.S. Cable Partners can compete, directly or indirectly, with the activities of the Company, including the Company's @Work services.

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

AT&T ACQUISITION OF TCI AND TCG

On June 24, 1998, TCI and AT&T announced that they had signed a definitive merger agreement pursuant to which AT&T will acquire TCI. Following the acquisition of TCI by AT&T and therefore of TCI's equity interest in the Company, AT&T will have the power to exercise control over the Company. AT&T and TCI anticipate that the merger, which is subject to regulatory and stockholder approvals, will be completed in the first half of 1999. In addition, in July 1998, AT&T acquired TCG. While the Company believes that AT&T's acquisition of TCI and TCG may benefit the Company by increasing the rate at which TCI's cable facilities will be upgraded to the two-way HFC cable necessary to carry the Company's services, by allowing the Company to utilize AT&T's brand in marketing the @Home service to consumers and by increasing the potential for cooperation between the Company and TCG, these benefits may not be realized and the TCI acquisition may not be completed. Moreover, the Master Distribution Agreement Term Sheet under which the Company's Principal U.S. Cable Partners have agreed to the Exclusivity Obligations provides that upon a change of control of TCI, either Cox or Comcast may terminate the Exclusivity Obligations as to all Principal U.S. Cable Partners. For this purpose, a "change of control" of TCI is defined to occur at such time as (i) any person (or group of persons acting in concert), other than Bob Magness or John Malone or their descendants or any stockholder that was a member of the controlling group of stockholders of TCI as of June 4, 1996, owns stock representing more than 50% of the voting power of TCI and (ii) as a result of acquiring such ownership, at any time prior to the first anniversary of acquiring such ownership (the "Acquisition Date"), the directors who were members of the Board of Directors of TCI as of the Acquisition Date, plus any additional directors not designated by the acquiring person who are approved by a majority of the directors who were directors on the Acquisition Date, no longer constitute a majority of the entire board of directors of TCI. If AT&T completes its proposed acquisition, it will acquire a majority of the voting power of TCI and will therefore have the power to preserve the Exclusivity Obligations. However, if AT&T chooses not to retain a sufficient number of the directors of TCI who were in office prior to the completion of the merger for at least one year after the Acquisition Date, either Cox or Comcast would have the right to terminate the exclusivity provisions applicable to the Principal U.S. Cable Partners, which could have a material adverse effect on the Company's business, operating results and financial condition.

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

DEPENDENCE ON TWO-WAY CABLE MODEMS; NEW INDUSTRY STANDARD

Each of the Company's subscribers currently must obtain a cable modem from a Cable Partner to access the @Home service. The North American cable industry has recently adopted a set of interface standards known as DOCSIS for hardware and software to support the delivery of data services over the cable infrastructure utilizing interoperable cable modems. The Company believes that these specifications, together with the recently executed non-binding distribution agreement with CompUSA will facilitate the growth of the cable modem industry and the availability of lower cost, interoperable cable modems through retail channels. However, certain of the Company's Cable Partners have chosen to slow the deployment of the @Home service until the commercial availability of DOCSIS-compliant cable modems. The Company's subscriber growth could be constrained and the Company's business, operating results and financial condition could be materially adversely affected to the extent the Cable Partners choose to slow the deployment of the @Home service further, as a result of the timing of commercial availability of DOCSIS-compliant cable modems or otherwise. Cable modems that are DOCSIS-compliant are not expected to be available in significant quantities until 1999. Although multiple vendors are expected to supply DOCSIS-compliant cable modems and their constituent components, any Cable Partner's reliance on a single provider of such modems or components could cause that Cable Partner to be unable to generate expected subscriber growth for the @Home service in the event such supplier does not provide the Cable Partner with a sufficient quantity of DOCSIS-complaint modems to meet the Cable Partner's requirements.

COMPETITION

The markets for consumer and business Internet services and online content are extremely competitive, and the Company expects that competition will intensify in the future. The Company's most direct competitors in these markets are unaffiliated cable companies, other providers of cable based Internet services, national long-distance carriers, local exchange carriers, Internet service providers ("ISPs"), online service providers ("OSPs") and Internet content aggregators.

The Company's competitors in the cable-based services market are those companies that have developed their own cable-based services and market those services to unaffiliated cable system operators that are planning to deploy data services. In particular, Time Warner Inc. ("Time Warner") and MediaOne Group ("MediaOne") have deployed high-speed Internet access services over their existing local HFC cable networks through their cable-based Internet service, Road Runner, which features a variety of proprietary content from Time Warner Publications. Time Warner's substantial libraries of multimedia content could provide Road Runner with a significant competitive advantage. In June 1998, Microsoft Corporation ("Microsoft") and Compaq each invested $212.5 million in Road Runner and announced that Microsoft will provide software for the Road Runner service and that Compaq will produce cable-ready personal computers to be used with the service. Time Warner and MediaOne plan to market the Road Runner service through their own cable systems as well as to other cable system operators nationwide.

Long distance inter-exchange carriers, such as AT&T, MCI Communications Corporation ("MCI"), Sprint Corporation ("Sprint") and WorldCom, Inc. ("WorldCom"), have deployed large-scale Internet access networks and sell connectivity to business and residential customers. The regional Bell operating companies ("RBOCs") and other local exchange carriers have also entered this field and are providing price competitive services. Many of these competitors are offering (or may soon offer) technologies that will compete with some or all of the Company's high-speed data service offerings. Such technologies include Integrated Services Digital Network ("ISDN") and

Asymmetric Digital Subscriber Line ("ADSL"). In January 1998, Compaq, Intel and Microsoft, other technology companies and numerous telecommunications providers announced an initiative to develop a simplified version of ADSL, referred to as "ADSL Lite," which reduces the complexity and expense of installing Internet services based on ADSL. In October 1998, the International Telecommunications Union adopted an ADSL Lite standard. Widespread commercial acceptance of ADSL technologies could significantly reduce the potential subscriber base for the Company's Internet services, which could have a material adverse effect on the Company's business, operating results and financial condition.

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

The Company also competes with Internet service providers which provide basic Internet access to residential consumers and businesses, generally using existing telephone network infrastructures. While not offering the advantages of broadband access, these services are widely available and inexpensive. In addition, the Company competes with online service providers such as America Online, Inc. ("America Online") that provide, over the Internet and on proprietary online services, content and applications ranging from news and sports to consumer videoconferencing. These services currently are designed for broad consumer access over telecommunications-based transmission media, which enables the provision of data services to the large group of consumers who have personal computers with modems. Finally, the Company competes with content aggregators and Internet portals that seek to capture audience flow by providing ease-of-use and offering content that appeals to a broad audience. Leading companies in this area include America Online, Yahoo! Inc. and Excite, Inc.

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

RISKS ASSOCIATED WITH JOINT DEVELOPMENT EFFORT

The Company was selected by TCI to develop software and provide integration services for TCI's next generation advanced digital set-top devices, pursuant to a Software Development and Services Agreement between the Company and NDTC. Although the Company believes this relationship could enable the Company to expand its product line and market the @Home service to a broader audience of consumers who do not regularly use a personal computer, the agreement does not require that TCI deploy the @Home service on such set-top devices, and the

Company cannot predict when such set-top devices will become commercially available. In addition to the technological, financial and infrastructure challenges TCI faces in deploying the new set-top devices, the success of this development effort is subject to: (i) the technological and operational challenges of providing and supporting email and other Internet services to set-top device users; (ii) competition from alternative Internet service providers and deployment technologies; and (iii) the degree to which consumers desire Internet services, including email, on their televisions.

RISK OF SYSTEM FAILURE

The Company's operations are dependent upon its ability to support its highly complex network infrastructure and avoid damage from fires, earthquakes, floods, power losses, telecommunications failures and similar events. The occurrence of a natural disaster or other unanticipated problem at the Company's Network Operations Center or at a number of the Company's regional data centers could cause interruptions in the services provided by the Company. Additionally, failure of the Company's Cable Partners or companies from which the Company obtains data transport services to provide the data communications capacity required by the Company, as a result of natural disaster, operational disruption or any other reason, could cause interruptions in the services provided by the Company. Any damage or failure that causes interruptions in the Company's operations could have a material adverse effect on the Company's business, operating results and financial condition.

RISKS OF TECHNOLOGICAL CHANGE

The markets for consumer and business Internet access services and online content are characterized by rapid technological developments, frequent new product introductions and evolving industry standards. The emerging nature of these products and services and their rapid evolution will require that the Company continually improve the performance, features and reliability of its network, Internet content and consumer and business services, particularly in response to competitive offerings. The Company may not be successful in responding quickly, cost effectively and sufficiently to these developments. There may be a time-limited market opportunity for the Company's cable-based consumer and business Internet services, and the Company may not be successful in achieving widespread acceptance of its services before competitors offer products and services with speed and performance similar to the Company's current offerings. In addition, the widespread adoption of new Internet or telecommuting technologies or standards, cable-based or otherwise, could require substantial expenditures by the Company to modify or adapt its network, products and services and could fundamentally affect the character, viability and frequency of Internet-based advertising and content services, either of which could have a material adverse effect on the Company's business, operating results and financial condition. In addition, new Internet or telecommuting services or enhancements offered by the Company may contain design flaws or other defects that could have a material adverse effect on the Company's business, operating results and financial condition.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

A key component of the Company's strategy is expansion into international markets. To date, the Company has developed relationships only with United States, Canadian and Dutch cable system operators. The Company has extremely limited experience in developing localized versions of its products and services and in developing relationships with international cable system operators. The Company may not be successful in expanding its product and service offerings into foreign markets. In addition to the uncertainty regarding the Company's ability to generate revenues from foreign operations and expand its international presence, there are certain risks inherent in doing business on an international level, such as: (i) regulatory requirements (including the regulation of Internet access); (ii) legal uncertainty regarding liability for information retrieved and replicated in foreign jurisdictions; (iii) export and import restrictions; (iv) tariffs and other trade barriers; (v) difficulties in staffing and managing foreign operations; (vi) longer payment cycles; (vii) problems in collecting accounts receivable; (viii) fluctuations in currency exchange rates; (ix) seasonal reductions in business activity during the summer months in Europe and certain other parts of the world; and (x) potentially adverse tax consequences, which could adversely affect the success of the Company's future international operations. One or more of such factors could have a material adverse effect on the Company's future international operations and, consequently, on the Company's business, operating results and financial condition.

RISK OF FCC REGULATORY ACTION


In recent months, AOL, MindSpring Enterprises, Inc., the Consumers Union and other parties have requested the Federal Communications Commission (the "FCC") to require cable operators to provide ISPs and online service providers ("OSPs") with equal access to the cable infrastructure. In the event that the FCC were to require such third party access to the cable infrastructure, ISPs and OSPs could potentially provide services over the cable infrastructure of the Company's Cable Partners that compete with the services offered by the Company.

The third party access issue has been raised in two different FCC proceedings. First, the issue has been linked to the FCC's review of an application to transfer certain licenses filed in connection with AT&T's acquisition of TCI. As part of the approval process, the FCC has the authority to place conditions on the transfer, and one requested condition is to allow third party access to the cable infrastructure. The FCC is not likely to make a decision on this matter until early 1999.

Second, the FCC has been asked to review the third party access issue in connection with its inquiry concerning the availability of advanced telecommunications services pursuant to Section 706 of the Telecommunications Act of 1996 (the "1996 Telecom Act"). On August 7, 1998, the FCC released a Notice of Inquiry ("NOI") in order to begin that process. Numerous parties, including the National Cable Trade Association ("NCTA"), the Company, and many of the Cable Partners, have submitted comments in response to the NOI. The FCC has 180 days from the date of its NOI to complete its inquiry, and a report is not expected until February 1999.

The Company believes that the FCC should reject the demands for third party access to the cable infrastructure for a number of reasons. First, requiring cable operators to unbundle their plant will reduce their incentive to make the significant investment that is required to upgrade their networks and roll-out broadband services. Second, such regulatory action could have a "chilling effect" on other emerging broadband satellite and wireless providers that also must make sizable investments to offer facilities based broadband solutions. Third, regulation is unnecessary as cable operators do not have a dominate position in the Internet services market and do not limit access to AOL or other Internet content. Fourth, it is doubtful that the FCC has the legal authority to mandate such third party access under the 1996 Telecom Act or other existing telecommunications laws.

Rogers and Shaw have informed the Company that, due to certain Canadian regulations, they are required to provide access to their respective networks to third-party ISPs. Although no third party currently uses Rogers' or Shaw's networks for purposes of offering Internet services, these Canadian regulations preclude the Company from having the sole right to access to these networks.

DILUTION FROM CERTAIN TRANSACTIONS

The Company has entered into agreements with Cablevision, Rogers, Shaw and certain other Cable Partners pursuant to which the Company has issued warrants to purchase a total of 21,219,036 shares of Series A Common Stock. Under these agreements, warrants to purchase 10,231,298 shares of Series A Common Stock at $0.50 per share and 350,000 shares at $10.50 per share were exercisable as of March 31, 1998. To the extent that Cablevision, Rogers, Shaw or certain other Cable Partners become eligible to and exercise their warrants, the Company's stockholders would experience substantial dilution. The Company also may issue additional stock, or warrants to purchase the same, at less than fair market value in connection with its efforts to expand its distribution of the @Home service.

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

Aggregate proceeds from the IPO were $108,675,000, which included $14,175,000 in aggregate proceeds due to the exercise of the underwriters' option to purchase shares to cover over-allotments. The Company paid underwriters' discounts and commissions of $7,607,250 and other expenses of approximately $1,300,000 in connection with the IPO. The total expenses paid by the Company in the IPO were $8,907,250, and the net proceeds to the Company in the IPO were $99,767,750. Of the net proceeds, $7,303,000 has been used for purchases of property, equipment and improvements, $6,153,000 for payments on capital lease obligations and the remainder for working capital requirements of the Company, including $14,230,000 used to fund operating losses. None of the net proceeds of the Offering were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10 percent or more of any class of equity securities of the Company, or an affiliate of the Company.

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
     --------

        See attached exhibit index.

(b)  Reports on Form 8-K
     -------------------

        No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              AT HOME CORPORATION
                                 (Registrant)

                            /s/ Kenneth A. Goldman

                         ____________________________
                           Senior Vice President and
                            Chief Financial Officer
                         (Principal Financial Officer)
                           (Duly Authorized Officer)


                             /s/ Robert A. Lerner

                         _____________________________
                             Corporate Controller
                                 and Treasurer
                        (Principal Accounting Officer)
                           (Duly Authorized Officer)

                               NOVEMBER 16, 1998

                                 EXHIBIT INDEX


Exhibit Number      Exhibit Title
--------------      -------------

    27.1            Financial Data Schedule