Form 10-K405/A
period 1997-12-31
AT HOME CORP
filed 1999-02-08
CIK 1020620

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-K/A

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

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. (X)

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

 On January 11, 1999, the Company announced that it would restate its financial statements for the year ended December 31, 1997 and the quarters ended December 31, 1997, and March 31, June 30 and September 30, 1998 to reflect a change in accounting relating to a distribution agreement with Cablevision Systems Corporation entered into in October 1997. This amended filing contains restated financial information and related disclosures for the year ended December 31, 1997. (See Note 1 to Condensed Consolidated Financial Statements.)

 Unless otherwise stated, information in the originally filed Form 10-K is presented as of the original filing date, and has not been updated in this amended filing.

 Financial statement information and related disclosures included in this amended filing reflect, where appropriate, change as a result of the restatements.

                      DOCUMENTS INCORPORATED BY REFERENCE

 PORTIONS OF REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD MAY 13, 1998 ARE INCORPORATED BY REFERENCE INTO PART III
                      (ITEMS 10, 11, 12, AND 13) HEREOF.

================================================================================

                              AT HOME CORPORATION

                       1997 ANNUAL REPORT ON FORM 10-K/A


                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I
ITEM 1.       Business....................................................   3
ITEM 2.       Properties..................................................  19
ITEM 3.       Legal Proceedings...........................................  19
ITEM 4.       Submission of Matters to a Vote of Security Holders.........  20

PART II
ITEM 5.       Market for Registrant's Common Equity and Related
              Shareholder Matters.........................................  21
ITEM 6.       Selected Financial Data.....................................  22
ITEM 7.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations (Restated)....  23
ITEM 8.       Restated Financial Statements and Supplementary Data........  38
ITEM 9.       Changes in and Disagreements With Accountants
              on Accounting and Financial Disclosure .....................  38

PART III
ITEM 10.      Directors and Executive Officers of the Registrant..........  39
ITEM 11.      Executive Compensation .....................................  39
ITEM 12.      Security Ownership of Certain Beneficial Owners
              and Management..............................................  39
ITEM 13.      Certain Relationships and Related Transactions..............  39

PART IV
Item 14.      Exhibits, Restated Financial Statements and Reports
              on Form 8-K ................................................  40

SIGNATURES    ............................................................  44

                                     PART I



This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. These forward-looking statements are subject to significant risks and uncertainties, including those identified in the section of this Form 10-K/A entitled "Factors That May Affect Future Operating Results" and in the Company's Final Prospectus for its initial public offering ("IPO") filed with the Securities and Exchange Commission ("SEC") on July 11, 1997, which may cause actual results to differ materially from those discussed in such forward-looking statements. The forward-looking statements within this Form 10-K/A are identified by words such as "believes", "anticipates", "expects", "intends", "may", "will" and other similar expressions. However, these words are not the exclusive means of identifying such statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-K/A with the SEC. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the SEC, including its Final Prospectus, that attempt to advise interested parties of the risks and factors that may affect the Company's business.

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

ITEM 6.   SELECTED FINANCIAL DATA

The following selected restated consolidated financial data is qualified by reference, and should be read in conjunction with, the Company's Consolidated Financial Statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein. The selected consolidated statement of operations data presented below for the years ended December 31, 1997, 1996 and for the period from March 28, 1995 (Inception) to December 31, 1995, respectively, and the selected consolidated balance sheet data as of December 31, 1997, 1996, and 1995, are derived from consolidated financial statements of the Company that have been included elsewhere herein.

See Note 1 to Consolidated Financial Statements for information concerning the Company's restatement of its consolidated financial statements. All financial data in the table below as of and for fiscal 1997 presented reflect such restatement.

                                                                                                         PERIOD FROM
                                                                       YEAR ENDED DECEMBER 31,          MARCH 28, 1995
                                                               ---------------------------------------  (INCEPTION) TO
                                                                  1997                       1996        DEC. 31, 1995
                                                               ----------                  --------     --------------
                                                               (RESTATED)
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues (1)............................................        $   7,437                  $    676          $    --
Costs and expenses(2):
  Operating costs.......................................           22,459                     6,969               --
  Product development and
   engineering..........................................           11,984                     6,312            1,447
  Sales and marketing...................................           11,863                     6,368              496
  General and administrative............................           10,635                     6,054              943
                                                                ---------                  --------          -------
Total costs and expenses before
 amortization of distribution agreement.................           56,941                    25,703            2,886
                                                                ---------                  --------          -------
Loss from operations before
 amortization of distribution agreement.................          (49,504)                  (25,027)          (2,886)
Interest income, net....................................            3,033                       514              130
                                                                ---------                  --------          -------
Loss before amortization of
 distribution agreement.................................          (46,471)                  (24,513)          (2,756)
Amortization of distribution
 agreement..............................................            9,246                        --               --
                                                                ---------                  --------          -------
Net loss................................................        $ (55,717)                 $(24,513)         $(2,756)
                                                                =========                  ========          =======
Pro forma basic and diluted net
  loss per share (3)....................................        $   (0.54)                 $  (0.26)         $ (0.03)
                                                                =========                  ========          =======
Pro forma shares used in per
  share calculation (3).................................          103,543                    96,120           95,252
                                                                =========                  ========          =======
----------------
(1) Revenues from related parties.......................        $   2,948                  $    634          $    --
                                                                =========                  ========          =======
(2) Depreciation and amortization
    included in costs and expenses......................        $   8,913                  $  1,903          $    42
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

                                                                AS OF DECEMBER 31,
                                                           ----------------------------
                                                             1997       1996     1995
                                                           ---------  --------  -------
                                                           (RESTATED)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and short-term cash investments..   $120,379   $16,770   $6,907
Working capital..........................................    101,390    10,573    6,244
Distribution agreement, net.............................     163,345        --       --
Total assets.............................................    323,928    33,388    8,124
Capital lease obligations, less current portion
and other long-term liabilities..........................     17,471     7,329       --
Stockholders' equity.....................................    282,407    18,317    7,212

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (RESTATED)

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

On January 11, 1999, the Company announced that it would restate its financial statements for the year ended December 31, 1997 to reflect a change in accounting related to a distribution agreement with Cablevision Systems Corporation entered into in October 1997. As a result of this restatement, the consolidated balance sheet as of December 31, 1997 and the consolidated statement of operations for the three months and year ended December 31, 1997 have been restated as follows:


                                            Three months ended                    Year ended
                                            December 31, 1997                  December 31, 1997
                                                (in thousands except per share information)
                                        As previously                   As previously
                                           reported        Restated        reported        Restated
                                        -------------   -------------   -------------   --------------
Amortization of distribution
 agreement...........................    $ 172,591       $  9,246        $ 172,591         $  9,246

Total costs and expenses.............      189,417         26,072          229,532           66,187

Loss from operations.................     (185,717)       (22,372)        (222,095)         (58,750)

Net loss.............................     (184,364)       (21,019)        (219,062)         (55,717)

Basic and diluted net loss per
  share..............................        (1.67)         (0.19)           (2.12)           (0.54)

                                             December 31, 1997
                                        As previously
                                           reported       Restated
                                        -------------   -------------
Distribution agreement, net..........    $     --          $163,345

Total assets.........................      160,583          323,928

Accumulated deficit..................     (246,331)         (82,986)

Total liabilities and Stockholders'
  equity.............................      160,583          323,928


During the first quarter of 1998, the contingencies surrounding the Contingent Warrant were satisfied as to 2,355,514 shares of Series A Common Stock. Accordingly, the financial statements for the first quarter of 1998 will be restated to record an additional asset of approximately $74.5 million, representing the fair value of the Contingent Warrant, which will be amortized over its remaining useful life. The Company identifies and records impairment losses on intangible assets when events and circumstances indicate that such assets might be impaired. To date, no such impairment has been recorded. See Note 8 of Notes to Consolidated Financial Statements.

As of December 31, 1997, the Company had expended approximately $118.6 million on capital expenditures and operating costs and expenses to design and build the @Home broadband network and the corporate infrastructure necessary to support the roll-out of the @Home and @Work services. The Company currently intends to increase its capital expenditures as well as its operating and sales and marketing expenditures in order to expand its network to support additional expected subscribers in existing and future markets and to provide the Company's services to a growing number of potential subscribers. To the extent that cable modems are successfully marketed in the future through retail and other mass-market channels, additional expenditures customary in this channel could be incurred. As a result, the Company expects to continue to incur additional substantial net losses for the foreseeable future. The Company has incurred net losses from operations in each fiscal period since its inception and, as of December 31, 1997, had an accumulated deficit of $73.7 million (before the $9.2 million amortization recorded in the fourth quarter of 1997 in connection with the Cablevision Agreement), and an accumulated deficit of $83.0 million, including the amortization relating to the Cablevision Agreement.


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


COSTS AND EXPENSES                               1997    CHANGE    1996
------------------                             --------  -------  -------
                                              (RESTATED)
Operating Costs                                $ 22,459     222%  $ 6,969
Product Development and Engineering              11,984      90%    6,312
Sales and Marketing                              11,863      86%    6,368
General and Administrative                       10,635      76%    6,054
                                               --------     ---   -------
   Total Costs and Expenses Before
     Amortization of Distribution Agreement      56,941     122%   25,703
Amortization of Distribution Agreement            9,246     N/A        --
                                               --------  ------   -------
 Total Costs and Expenses                       $66,187     N/A   $25,703

Total Costs and Expenses. Total costs and expenses before the $9.2 million amortization related to the Cablevision Agreement, were $56.9 million and $25.7 million for the years ended December 31, 1997 and 1996, respectively. This year over year increase was primarily a result of operating costs associated with expansion and deployment of the @Home broadband network to support the @Home service subscriber growth, additional corporate infrastructure investments, and the start-up of @Work services. The Company believes continued expansion of operations as well as its network infrastructure is critical to the achievement of its goals and anticipates that costs and expenses will continue to increase significantly in each quarter for the foreseeable future.

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

Income Taxes. Due to operating losses incurred since inception, the Company has not recorded a provision for income taxes in 1997 or 1996. At December 31, 1997, the Company had net deferred tax assets of $33.2 million relating principally to tax net operating loss carryforwards. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. A valuation allowance has been recorded for the net deferred tax assets as of December 31, 1997 and 1996, due to the lack of earnings history of the Company. Accordingly, the Company has not recorded any income tax benefit for net losses incurred for any period from inception through December 31, 1997. See Note 9 of Notes to Consolidated Financial Statements.

Net Loss. The net loss, before the amortization for the Cablevision Agreement, were $46.5 million and $24.5 million for the years ended December 31, 1997 and 1996, respectively. The net loss for the year ended December 31, 1997 of $55.7 million includes non-cash amortization of $9.2 million related to the Cablevision Agreement. The increase in net loss before the Cablevision Agreement amortization was primarily a result of additional business activities, partially offset by the additional revenues attributable to the expansion of the Company's @Home and @Work services. The Company anticipates that the quarterly net loss, excluding amortization related to the Cablevision Agreement or potential performance-based warrant charges, will begin to decline during 1998 as sequential revenues grow at a faster rate than sequential expenses.

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

Net cash used in operating activities for 1997 was $31.6 million primarily as a result of net losses ($46.5 million) after adjustment for the non-cash Cablevision Agreement amortization ($9.2 million), partially offset by depreciation and amortization ($8.9 million) and changes in other accrued liabilities ($6.0 million). Net cash used in operating activities for 1996 was $19.3 million, primarily as a result of net losses. Net cash used in operating activities for the Inception Period was $2.1 million.

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

As described above, the adoption of FAS 128 and SAB 98 require certain changes in the manner in which the Company calculates net loss per share. Under FAS 128 and SAB 98, shares exercised and unvested, and therefore subject to repurchase by the Company upon termination of employment, are excluded from the basic and diluted net loss per share calculation. The weighted average number of equivalent shares applicable to unvested common stock subject to repurchase agreements which were excluded from the computation of net loss per share were approximately 10.4 million shares for the year ended December 31, 1997. This restatement had the effect of increasing the pro forma basic and diluted net loss per share for 1997 from $0.49 to $0.54, and for 1996 from $0.22 to $0.26. In addition, for the quarter ended December 31, 1997, the pro forma basic and diluted net loss per share before the Cablevision Agreement were revised from $0.10 to $0.11, and the pro forma basic and diluted net loss per share after the Cablevision Agreement increased from $0.10 to $0.11.

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


FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

Unproven Business; No Assurance of Profitability. The Company was incorporated in March 1995, commenced operations in August 1995, and has incurred net losses from operations in each fiscal period since its inception. As of December 31, 1997, the Company had an accumulated deficit of $73.7 million (before the $9.2 million amortization recorded in the fourth quarter of 1997 in connection with the Cablevision Agreement), and an accumulated deficit of $83.0 million, including the amortization relating to the Cablevision Agreement. In addition, the Company currently intends to increase its capital expenditures and operating expenses in order to expand its network to support additional expected subscribers in existing and future markets, to support the continued roll-out of its @Work services and to market and provide the Company's services to a growing number of potential subscribers. As a result, the Company expects to incur additional substantial operating and net losses for the foreseeable future. The profit potential of the Company's business model is unproven. The @Home service has only recently been launched, was only available in portions of 21 geographic markets as of December 31, 1997 and may not achieve broad consumer or commercial acceptance. The Company's @Work services have also only recently been launched. Although approximately 500 organizations have agreed to utilize @Work services as of December 31, 1997, @Work services may not achieve broad commercial acceptance and the current rate of deployment for @Work services may not be sustained. The Company has difficulty predicting whether the pricing models for its Internet services will prove to be viable, whether demand for its Internet services will materialize at the prices it expects its Cable Partners to charge (for the @Home service) or the prices it charges (for @Work services), or whether current or future pricing levels will be sustainable. If such pricing levels are not achieved or sustained or if the

Company's services do not achieve or sustain broad market acceptance, the Company's business, operating results and financial condition will be materially adversely affected. There can be no assurance that the Company will ever achieve favorable operating results or profitability.

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

Dilution from Certain Transactions. As a result of a transaction effective October 2, 1997, whereby Cablevision agreed to enter into an agreement to distribute the @Home service on substantially the same terms and conditions as TCI, Comcast and Cox, Cablevision was granted warrants to purchase up to 10,946,936 shares of the Company's Series A Common Stock at an exercise price of $0.50 per share under certain conditions (the "Cablevision Agreement"). A portion of the warrants issued to Cablevision (the "Contingent Warrants") are not exercisable unless certain cable systems are transferred by TCI to Cablevision. To the extent that Cablevision exercises its warrants, the Company's stockholders will experience substantial dilution. In the fourth quarter of 1997, the Company recorded an asset of $172.6 million that is being amortized ratably over the 56-month term of the Cablevision Agreement. During the first quarter of 1998, as a result of the transfer of 1,177,757 homes from TCI to Cablevision on March 4, 1998, an additional asset of approximately $74.5 million, representing the fair value of the Contingent Warrant, which will be amortized over the Cablevision Agreement's remaining useful life, will be recorded. An additional asset will be recorded in connection with the Contingent Warrants if and when the remaining 357,819 TCI homes are transferred to Cablevision.

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

ITEM 8.  RESTATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The index to the Company's Restated Financial Statements, Financial Schedules, and the Report of the Independent Auditors appears in Part IV of this Form 10-K/A.

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


With the exception of the information specifically stated as being incorporated by reference from the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders (the "Proxy Statement") in Part III of this Annual Report on Form 10-K/A, the Company's Proxy Statement is not to be deemed as filed as part of this report. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year end.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) (1) Financial Statements (Restated).  The Company's financial statements
          -------------------------------
          filed are as follows:

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

     10.23  Loan and Security Agreement entered into by and between Silicon
            Valley Bank and At Home Corporation dated September 30, 1997 (3)

     11.01 Statement regarding the computation of net loss and of pro forma net loss per share

     21.01  Subsidiaries of Registrant (1)

     23.01  Consent of Ernst & Young LLP, Independent Auditors

     24.01 Form of power of attorney executed by each officer and director whose signature has been conformed on the signature page appearing on page 44 of this Form 10-K/A

     27.01  Restated Financial data schedule for year ended December 31, 1997

     27.02 Restated financial data schedule for quarter ended September 30, 1997(4)

     27.03  Restated financial data schedule for quarter ended June 30, 1997(4)

     27.04  Restated financial data schedule for quarter ended March 31, 1997(4)

     27.05  Restated financial data schedule for year ended December 31, 1996(4)

     27.06  Restated financial data schedule for year ended December 31, 1995(4)
----------------

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

       (2) Incorporated by reference to exhibits to the Company's Registration Statement on Form 8-K filed on October 21, 1997 (File No. 000-22697)

       (3) Incorporated by reference to exhibits to the Company's Report on Form 10-Q filed on November 14, 1997 (File No. 000-22697).

       (4) Incorporated by reference to exhibits to the Company's Report on Form 10-K for the year ended December 31, 1997.

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


                              AT HOME CORPORATION




DATE 2/8/99
                              By: /s/ Kenneth A. Goldman
                                  ----------------------
                                  Kenneth A. Goldman
                                  Senior Vice President and
                                  Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

NAME                          TITLE                                     DATE
----                          -----                                     ----

Principal Executive Officer:


 Thomas A. Jermoluk*          Chairman, President and Chief Executive   2/8/99
---------------------         Officer

Name                          TITLE                                     DATE
----                          -----                                     ----
Principal Financial Officer:

/s/Kenneth A. Goldman           Senior Vice President and               2/8/99
---------------------           Chief Financial Officer

Chief Accounting Officer:

 Robert A. Lerner*              Controller                              2/8/99
-------------------

Directors:

 Thomas A. Jermoluk*            Chairman, President and                 2/8/99
---------------------           Chief Executive Officer

 William R. Hearst III*         Vice Chairman                           2/8/99
------------------------

  L. John Doerr*                Director                                2/8/99
---------------------

 Leo J. Hindery, Jr.*           Director                                2/8/99
----------------------

 John C. Malone*                Director                                2/8/99
-----------------

 Bruce W. Ravenel*              Director                                2/8/99
-------------------

NAME                          TITLE                                     DATE
----                          -----                                     ----

 Brian L. Roberts*              Director                                2/8/99
-------------------

 Larry E. Romrell*              Director                                2/8/99
-------------------

                                Director
-------------------
 James R. Shaw, Jr.

 David M. Woodrow*              Director                                2/8/99
-------------------

*By: /s/ Kenneth A. Goldman
     _______________________
     Kenneth A. Goldman
     Attorney-in-fact


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

  As discussed in Note 1, the consolidated financial statements for the year ended December 31, 1997 have been restated to record an intangible asset and the related amortization, in connection with warrants issued under a distribution agreement.

                                                           /s/ ERNST & YOUNG LLP


San Jose, California
January 19, 1998,
except for Note 12, as to which the date is March 18, 1998
and Note 1, as to which the date is
January 11, 1999

                              AT HOME CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                      DECEMBER 31,
                                                                  ---------------------
                                                                     1997       1996
                                                                  ----------  ---------
                                                                  (RESTATED)
               ASSETS
Current assets:
  Cash and cash equivalents.....................................  $  44,213   $  9,709
  Short-term cash investments...................................     76,166      7,061
                                                                  ---------   --------
  Total cash, cash equivalents and short-term cash investments..    120,379     16,770
  Accounts receivable...........................................      1,470        164
  Accounts receivable -- related parties........................        672        640
  Other current assets..........................................      2,919        741
                                                                  ---------   --------
Total current assets............................................    125,440     18,315
Property, equipment and improvements, net.......................     33,061     14,328
Distribution agreement, net.....................................    163,345         --
Other assets....................................................      2,082        745
                                                                  ---------   --------
Total assets....................................................  $ 323,928   $ 33,388
                                                                  =========   ========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..............................................  $   2,409   $  1,946
  Accounts payable -- related parties...........................      2,108      1,482
  Accrued compensation and related expenses.....................        798        248
  Deferred revenues.............................................      1,941         87
  Other accrued liabilities.....................................      6,823        798
  Current portion of capital lease obligations..................      9,971      3,181
                                                                  ---------   --------
Total current liabilities.......................................     24,050      7,742
Capital lease obligations, less current portion.................     15,735      5,654
Other long-term liabilities.....................................      1,736      1,675
Commitments and contingencies
Stockholders' equity:
  Convertible preferred stock, $0.01 par value:
     Authorized shares -- 9,650,000
     Issued and outstanding shares--
       none in 1997 and 4,522,613 in 1996.......................         --     44,993
  Common stock, $0.01 par value:
     Authorized shares--230,277,660
     Issued and outstanding shares--
       118,603,220 in 1997 and 11,855,008 in 1996...............    370,111      1,035
  Notes receivable from stockholders............................       (319)      (170)
  Deferred compensation.........................................     (4,399)      (272)
  Accumulated deficit...........................................    (82,986)   (27,269)
                                                                  ---------   --------
Total stockholders' equity......................................    282,407     18,317
                                                                  ---------   --------
Total liabilities and stockholders' equity......................  $ 323,928   $ 33,388
                                                                  =========   ========

See accompanying notes

                              AT HOME CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                  PERIOD FROM
                                                                                MARCH 28, 1995
                                                   YEAR ENDED     YEAR ENDED    (INCEPTION) TO
                                                  DECEMBER 31,   DECEMBER 31,    DECEMBER 31,
                                                      1997           1996            1995
                                                  -------------  -------------  ---------------
                                                   (RESTATED)
Revenues (1)....................................  $      7,437    $       676      $        --

Costs and expenses:
   Operating costs..............................        22,459          6,969               --
   Product development and engineering .........        11,984          6,312            1,447
   Sales and marketing..........................        11,863          6,368              496
   General and administrative...................        10,635          6,054              943
   Amortization of distribution agreement.......         9,246             --               --
                                                  ------------    -----------   --------------
Total costs and expenses........................        66,187         25,703            2,886
                                                  ------------    -----------   --------------
Loss from operations............................       (58,750)       (25,027)          (2,886)
Interest income, net............................         3,033            514              130
                                                  ------------    -----------   --------------
Net loss........................................  $    (55,717)   $   (24,513)     $    (2,756)
                                                  ============    ===========   ==============
Pro forma basic and diluted net loss per share..        $(0.54)        $(0.26)          $(0.03)
                                                  ============    ===========   ==============
Pro forma basic and diluted shares used in
   per share calculations.......................   103,543,348     96,119,832       95,252,260
                                                  ============    ===========   ==============
---------
(1) Revenues from related parties                 $      2,948    $       634      $        --
                                                  ============    ===========   ==============

See accompanying notes

                              AT HOME CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                   CONVERTIBLE                                    NOTES
                                 PREFERRED STOCK          COMMON STOCK          RECEIVABLE                    TOTAL        STOCK-
                             ---------------------   ----------------------        FROM        DEFERRED     ACCUMULATED   HOLDERS'
                               SHARES      AMOUNT       SHARES      AMOUNT    STOCKHOLDERS   COMPENSATION     DEFICIT      EQUITY
                             ----------   --------   -----------   --------   -------------  ------------   ----------   ---------
                                                                                                            (RESTATED)   (RESTATED)
Issuance of preferred
 stock, less issuance costs   1,000,000   $  9,968            --   $     --          $  --       $    --    $     --     $  9,968
Net loss...................          --         --            --         --             --            --      (2,756)      (2,756)
                             ----------   --------   -----------   --------          -----       -------    --------     --------
BALANCES AT DECEMBER 31,
 1995......................   1,000,000      9,968            --         --             --            --      (2,756)       7,212
Issuance of preferred
 stock, less issuance costs   3,522,613     35,025            --         --             --            --          --       35,025
Series A common stock
 issued under stock option
 plans and restricted stock
 agreements................          --         --    12,402,500        718           (170)           --          --          548
Repurchases of Series A
 common stock..............          --         --      (547,492)       (29)            --            --          --          (29)
Deferred compensation
 related to grant of stock
 options...................          --         --            --        346             --          (346)         --           --
Amortization of deferred
 compensation..............          --         --            --         --             --            74          --           74
Net loss...................          --         --            --         --             --            --     (24,513)     (24,513)
                             ----------   --------   -----------   --------          -----       -------    --------     --------
BALANCES AT DECEMBER 31,
 1996......................   4,522,613     44,993    11,855,008      1,035           (170)         (272)    (27,269)      18,317
Issuance of Series C
 preferred stock, less
 issuance costs............     240,000     46,339            --         --             --            --          --       46,339
Conversion of preferred
 stock to common stock.....  (4,762,613)   (91,332)   95,252,260     91,332             --            --          --           --
Series A common stock
  issued in the initial
  public offering, less
  issuance costs...........          --         --    10,350,000     99,768             --            --          --       99,768
Series A common stock
 issued under stock option
 plans and restricted stock
 agreements................          --         --     2,190,586        527           (234)           --          --          293
Repurchases of Series A
 common stock..............          --         --    (1,044,634)       (91)            15            --          --          (76)
Repayment of notes
 receivable................          --         --            --         --             70            --          --           70
Warrants issued to purchase
 Series A common stock in
 connection with the
 distribution agreement....          --         --            --    172,283             --            --          --      172,283
Deferred compensation
 related to
 grant of stock options....          --         --            --      5,257             --        (5,257)         --           --
Amortization of deferred
 compensation..............          --         --            --         --             --         1,130          --        1,130
Net loss (Restated)........          --         --            --         --             --            --     (55,717)     (55,717)
                             ----------   --------   -----------   --------          -----       -------    --------     --------
BALANCES AT DECEMBER 31,
 1997......................          --   $     --   118,603,220   $370,111          $(319)      $(4,399)   $(82,986)    $282,407
                             ==========   ========   ===========   ========          =====       =======    ========     ========

See accompanying notes

                              AT HOME CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                    PERIOD FROM
                                                                                  MARCH 28, 1995
                                                              YEARS ENDED         (INCEPTION) TO
                                                              DECEMBER 31,         DECEMBER 31,
                                                            1997         1996          1995
                                                         -----------  ----------  ---------------
                                                          (RESTATED)
Cash (used in) operating activities
Net loss...............................................   $ (55,717)   $(24,513)         $(2,756)
Adjustments to reconcile net loss to cash used
  in operating activities:
    Amortization of deferred compensation..............       1,130          74               --
    Depreciation and amortization......................       7,783       1,829               42
    Amortization of distribution agreement.............       9,246          --               --
    Changes in assets and liabilities:
      Accounts receivable..............................      (1,338)       (804)              --
      Distribution agreements..........................        (308)         --               --
      Other assets.....................................      (1,943)     (1,190)            (296)
      Accounts payable.................................       1,089       2,605              823
      Accrued compensation and related expenses........         550         159               89
      Deferred revenues................................       1,853          87               --
      Other accrued liabilities........................       6,026         798               --
      Other long-term liabilities......................          61       1,675               --
                                                          ---------    --------          -------
Cash (used in) operating activities....................     (31,568)    (19,280)          (2,098)

CASH (USED IN) INVESTING ACTIVITIES
Purchase of short-term cash investments................    (103,030)     (8,998)             (63)
Sales and maturities of short-term cash investments....      33,925       2,000               --
Purchase of property, equipment and improvements.......      (9,989)     (7,320)            (963)
                                                          ---------    --------          -------
Cash (used in) investing activities....................     (79,094)    (14,318)          (1,026)

CASH PROVIDED BY FINANCING ACTIVITIES
Proceeds from issuance of convertible preferred stock..      46,339      35,025            9,968
Proceeds from net issuance of common stock.............      99,985         519               --
Proceeds from capital lease financing..................       5,630       1,500               --
Payments on capital lease obligations..................      (6,858)       (581)              --
Repayment of notes receivable from stockholders........          70          --               --
                                                          ---------    --------          -------
Cash provided by financing activities..................     145,166      36,463            9,968
                                                          ---------    --------          -------
Net increase in cash and cash equivalents..............      34,504       2,865            6,844
Cash and cash equivalents, beginning of period.........       9,709       6,844               --
                                                          ---------    --------          -------
Cash and cash equivalents, end of period...............   $  44,213    $  9,709          $ 6,844
                                                          =========    ========          =======
SUPPLEMENTAL DISCLOSURES
Interest paid..........................................   $   1,039    $    143          $    --
                                                          =========    ========          =======
Acquisition of equipment under capital leases..........   $  16,527    $  7,916          $    --
                                                          =========    ========          =======
Financing of other assets..............................   $   1,572    $     --          $    --
                                                          =========    ========          =======
Notes receivable from stockholders issued in
  connection with exercise of stock options
  and restricted stock purchases.......................   $     234    $    170          $    --
                                                          =========    ========          =======
Issuance of common stock warrants in connection
  with the distribution agreement......................   $ 172,283    $     --          $    --
                                                          =========    ========          =======

See accompanying notes

                              AT HOME CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (RESTATED)


1.  RESTATEMENT OF FINANCIAL STATEMENTS

   The accompanying consolidated balance sheet as of December 31, 1997, the accompanying consolidated statement of operations, cash flows and stockholders' equity for the year ended December 31, 1997 have been restated to record and amortize an intangible asset associated with the distribution agreement with Cablevision Systems Corporation in October 1997 which amounts had been previously expensed. As a result of this restatement, the consolidated balance sheet as of December 31, 1997 and consolidated statement of operations for the year ended December 31, 1997 have been restated as follows:



                                                   Year ended
                                                December 31, 1997
                                         ------------------------------
                                              (in thousands except
                                             per share information)
                                          As previously
                                            reported        Restated
                                         -------------   --------------
Cost and amortization of
  distribution agreements............     $ 172,591         $  9,246

Total costs and expenses.............       229,532           66,187

Loss from operations.................      (222,095)         (58,750)

Net loss.............................      (219,062)         (55,717)

Basic and diluted net loss per
  share..............................         (2.12)           (0.54)

                                             December 31, 1997
                                        As previously
                                           reported       Restated
                                        -------------   -------------
Distribution agreement, net..........    $      --         $163,345

Total assets.........................      160,583          323,928

Accumulated deficit..................     (246,331)         (82,986)

Total liabilities and Stockholders'
  equity.............................      160,583          323,928

2.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

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

3.  FINANCIAL INSTRUMENTS.

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

4.  PROPERTY, EQUIPMENT AND IMPROVEMENTS.

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

5.  CABLEVISION DISTRIBUTION AGREEMENT

   In October 1997, the Company entered into a contract with Cablevision Systems Corporation ("Cablevision"), and its parent, CSC Parent Corporation ("CSC Parent"), Comcast Corporation ("Comcast"), Cox Enterprises, Inc. ("Cox"), Kleiner Perkins Caufield & Byers and Tele-Communications, Inc. ("TCI") (the "Cablevision Agreement"). Pursuant to the Cablevision Agreement, Cablevision entered into a Master Distribution Agreement for the distribution of the Company's @Home service on substantially the same terms and conditions as TCI, Comcast and Cox. Although Cablevision is subject to certain exclusivity obligations that prohibit it from obtaining high-speed (greater than 128 kilobits per second) residential consumer Internet services from any source other than the Company, Cablevision is under no obligation to upgrade its cable systems to two-way cable infrastructure and is under no affirmative obligation to roll out, market, promote or carry any of the Company's services. The exclusivity obligations in favor of the Company expire in June 2002, and may be terminated sooner under certain circumstances. These exclusivity obligations are also subject to exceptions that would permit Cablevision to engage in certain activities which could compete, directly or indirectly, with the activities of the Company.

   The Cablevision Agreement provides for the issuance to Cablevision and CSC Parent of a warrant to purchase up to 7,875,784 shares of the Company's Series A Common Stock at an exercise price of $0.50 per share (the "Warrant"). The Warrant was immediately exercisable, subject to the receipt of all necessary governmental consents or approvals. The Agreement provides for the issuance of an additional warrant to Cablevision and CSC Parent to purchase up to 3,071,152 shares of the Company's Series A Common Stock at an exercise price of $0.50 per share under certain conditions (the "Contingent Warrant"). The Contingent Warrant is not immediately exercisable and will become exercisable as and to the extent certain cable television systems are transferred from TCI and its controlled affiliates to Cablevision, CSC Parent or their controlled affiliates. The Company recorded an intangible asset in the fourth quarter of 1997 of $172,600,000, which represents the cost of the distribution agreement, based on the fair value of the Warrant. This asset is being amortized on the straight-line method over the 56-month term of the Cablevision Agreement. Amortization of this asset in 1997 was $9,246,000.


   In March 1998, the contingencies surrounding the Contingent Warrant were satisfied relating to 2,355,514 shares and, accordingly, an additional intangible asset of approximately $74,500,000, based on the fair value of the Contingent Warrant, will be recorded in the first quarter of 1998. This asset will be amortized straight-line over the remaining life of the Cablevision Agreement.

   The Company identifies and records impairment losses on intangible assets when events and circumstances indicated that such assets might be impaired. To date, no such impairment has been recorded.

6.  LEASE OBLIGATIONS.

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

7.  BANK TERM LOAN AGREEMENT.

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

8.  STOCKHOLDERS' EQUITY.

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


   The fair value of the Company's stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

                                           OPTIONS                ESPP
                                   ------------------------  ---------------
                                     1997            1996         1997
                                   ------------    --------  ---------------
Expected life of options.........    4 years       4 years      7 months
Expected volatility..............      0.71           N/A         0.72
Risk free interest rate..........      6.00%         6.50%        5.09%

                                                                               PERIOD FROM
                                                                              MARCH 28, 1995
                                                 YEAR ENDED DECEMBER 31,      (INCEPTION) TO
                                                 -----------------------       DECEMBER 31,
                                                    1997          1996             1995
                                                 ---------      --------      --------------
                                                (Restated)
Net loss as reported.............                $(55,717)      $(24,513)      $(2,756)
Pro forma net loss...............                $(56,746)      $(24,520)      $(2,756)
Pro forma basic and diluted net
 loss per share..................                $  (0.54)      $  (0.26)      $ (0.03)
Pro forma basic and diluted net
 loss per share, as adjusted.....                $  (0.55)      $  (0.26)      $ (0.03)

   The weighted-average fair value of options granted during 1997 and 1996 was $3.29 and $0.01, respectively. The weighted-average fair value of ESPP rights granted in 1997 was $3.97.

7.  INCOME TAXES.

   The Company's income tax provision (benefit) differs from the income tax (benefit) determined by applying the U.S. federal statutory rate to the net loss as follows (in thousands):


                                                                                       PERIOD FROM
                                                                                      MARCH 28, 1995
                                                        YEAR ENDED DECEMBER 31,      (INCEPTION) TO
                                                       -------------------------       DECEMBER 31,
                                                           1997          1996             1995
                                                       ----------     ----------     ---------------
     Tax provision (benefit) at U.S. statutory rate..    $(19,501)      $(8,334)           $(937)
     Valuation allowance for deferred tax assets.....      19,501         8,334              937
                                                         --------       -------            -----
     Tax provision (benefit).........................    $     --       $    --            $  --
                                                         ========       =======            =====

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes at December 31 are as follows (in thousands):

                                               1997       1996
                                              ------     ------
                                             (Restated)
     Deferred tax assets:

Net operating loss carryforwards...........  $ 25,484   $  6,568
Capitalized start-up costs.................     3,357      4,284
Amortization of distribution agreement.....     3,767         --
Other......................................     1,106        525
                                             --------   --------
     Total gross deferred tax assets.......    33,714     11,377
Less valuation allowance...................   (33,181)   (10,857)
                                             --------   --------
Deferred tax assets........................       533        520
     Deferred tax liabilities:
Property and equipment depreciation........       533        520
                                             --------   --------
     Total gross deferred tax liabilities..       533        520
                                             --------   --------
     Net deferred tax assets...............  $     --   $     --
                                             ========   ========

   Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, a valuation allowance, in an amount equal to the net deferred tax assets as of December 31, 1997 and 1996 has been established to reflect these uncertainties. The valuation allowance increased by $22,324,000, $9,714,000, and $1,143,000 in 1997, 1996 and 1995, respectively.

   At December 31, 1997, the Company had net operating loss carryforwards for federal and state tax purposes of approximately $62,240,000. These carryforwards will expire beginning in 2010 and 2003 for federal and state purposes, respectively, if not utilized.

10.  RELATED PARTY TRANSACTIONS.

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

11.  RETIREMENT PLAN.

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

12.  SUBSEQUENT EVENTS.

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