Form 10-Q/A
period 1998-03-31
AT HOME CORP
filed 1999-02-08
CIK 1020620

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         _____________________________

                                  FORM 10-Q/A

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

On January 11, 1999, the Company announced that it would restate its financial statements for the year ended December 31, 1997 and the quarters ended December 31, 1997, and March 31, June 30 and September 30 1998 to reflect a change in accounting relating to a distribution agreement with Cablevision Systems Corporation entered into in October 1997. This amended filing contains restated financial information and related disclosures for the year ended December 31, 1997 and the three months ended March 31, 1998. (See Note 1 to Condensed Consolidated Financial Statements.)

Unless otherwise stated, information in the originally filed Form 10-Q is presented as of the original filing date, and has not been updated in this amended filing.

Quarterly financial statement information and related disclosures included in this amended filing reflect, where appropriate, change as a result of the restatements.

================================================================================

                              AT HOME CORPORATION


                               Table of Contents

                                                                            Page
                                                                            ----
PART I     FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements - (Unaudited and Restated--see Note 1)

           Condensed Consolidated Balance Sheets - March 31, 1998
           and December 31, 1997...........................................   3

           Condensed Consolidated Statements of Operations - Three Months
           Ended March 31, 1998 and 1997...................................   4

           Condensed Consolidated Statements of Cash Flows - Three Months
           Ended March 31, 1998 and 1997...................................   5

           Notes to Condensed Consolidated Financial Statements............   6

ITEM 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Restated)..................   9

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk......  22

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings...............................................  23

ITEM 2.    Changes in Securities and Use of Proceeds.......................  23

ITEM 5.    Other Information...............................................  23

ITEM 6.    Exhibits and Reports on Form 8-K................................  24

           Signatures......................................................  24

PART I.

Item 1.            CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                              AT HOME CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (RESTATED)


                                                                   MARCH 31,   DECEMBER 31,
                                                                     1998         1997
                                                                  -----------  -------------
                                                                  (Unaudited)       *
               ASSETS
Current assets:
  Cash and cash equivalents.....................................  $  20,991      $  44,213
  Short-term cash investments...................................     83,026         76,166
                                                                  ---------      ---------
  Total cash, cash equivalents and short-term cash investments..    104,017        120,379
  Accounts receivable...........................................      1,793          1,470
  Accounts receivable -- related parties........................      2,337            672
  Other current assets..........................................      3,516          2,919
                                                                  ---------      ---------
Total current assets............................................    111,663        125,440
Property, equipment and improvements, net.......................     37,277         33,061
Distribution agreements, net....................................    227,131        163,345
Other assets....................................................      4,957          2,082
                                                                  ---------      ---------
Total assets....................................................  $ 381,028      $ 323,928
                                                                  =========      =========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..............................................  $   4,541      $   2,409
  Accounts payable -- related parties...........................      2,194          2,108
  Accrued compensation and related expenses.....................        852            798
  Accrued transport costs.......................................      1,318          1,179
  Deferred revenues.............................................      2,987          1,941
  Other accrued liabilities.....................................      4,913          5,644
  Current portion of capital lease obligations..................     10,778          9,971
                                                                  ---------      ---------
Total current liabilities.......................................     27,583         24,050
Capital lease obligations, less current portion.................     14,461         15,735
Other long-term liabilities.....................................      1,736          1,736
Commitments and contingencies
Stockholders' equity:
  Preferred stock...............................................         --             --
  Common stock, $0.01 par value:
     Authorized shares  230,277,660
     Issued and outstanding shares--
     118,723,127 in 1998 and 118,603,220 in 1997................    454,580        370,111
  Notes receivable from stockholders............................       (286)          (319)
  Deferred compensation.........................................     (4,144)        (4,399)
  Accumulated deficit...........................................   (112,902)       (82,986)
                                                                  ---------      ---------
Total stockholders' equity......................................    337,248        282,407
                                                                  ---------      ---------
Total liabilities and stockholders' equity......................  $ 381,028      $ 323,928
                                                                  =========      =========

* Derived from audited financial statments.

See accompanying notes.

                              AT HOME CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

                                                          THREE MONTHS ENDED MARCH 31,
                                                        --------------------------------
                                                           1998                    1997
                                                        ----------               --------
                                                        (Restated)
Revenues (1)......................................      $  5,773                 $    806
Costs and expenses (2):
      Operating costs.............................         8,615                    4,325
      Product development and engineering.........         3,573                    2,330
      Sales and marketing.........................         3,500                    2,934
      General and administrative..................         2,874                    2,158
      Cost and amortization of distribution
       agreements.................................        19,534                       --
                                                        --------                 --------
            Total costs and expenses..............        38,096                   11,747
                                                        --------                 --------
Loss from operations..............................       (32,323)                 (10,941)
Interest income, net..............................         1,107                       40
                                                        --------                 --------
Net loss..........................................      $(31,216)                $(10,901)
                                                        ========                 ========
Basic and diluted net loss per share..............        $(0.28)                  $(0.11)
                                                        ========                 ========
Basic and diluted shares used in
 per share calculations...........................       111,562                   97,862
                                                        ========                 ========
----------
(1)  Revenues from related parties................      $  1,371                 $    502
                                                        ========                 ========
(2)  Depreciation and amortization included
      in costs and expenses.......................      $ 13,552                 $  1,611
                                                        ========                 ========
See accompanying notes.

                              AT HOME CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (IN THOUSANDS)
                                 (UNAUDITED)

                                                            MARCH 31,
                                                       --------------------
                                                         1998       1997
                                                       ---------  ---------
                                                       Restated
CASH (USED IN) OPERATING ACTIVITIES
Net loss.............................................  $(31,216)  $(10,901)
Adjustments to reconcile net loss to cash used
  in operating activities:
    Amortization of deferred compensation............       255        159
    Depreciation and amortization....................     2,590      1,452
    Amortization of distribution agreements..........    10,707         --
    Cost of distribution agreement...................     8,827         --
    Changes in assets and liabilities:
      Accounts receivable............................    (1,988)       278
      Other assets...................................    (2,172)    (1,096)
      Accounts payable...............................     2,218         96
      Accrued compensation and related expenses......        54        118
      Deferred revenues..............................     1,046         59
      Other accrued liabilities......................      (592)     1,523
                                                       --------   --------
Cash (used in) operating activities..................   (10,271)    (8,312)

CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES
Purchase of short-term cash investments..............   (20,425)      (299)
Sales and maturities of short-term cash investments..    13,565      5,000
Purchase of property, equipment and improvements,
  net of leases......................................    (4,448)    (1,343)
                                                       --------   --------
Cash (used in) provided by investing activities......   (11,308)     3,358

CASH (USED IN) FINANCING ACTIVITIES
Proceeds from issuance of common stock...............     1,149         95
Payments on capital lease obligations................    (2,825)      (783)
Repayment of notes receivable from stockholders......        33         --
                                                       --------   --------
Cash (used in) financing activities..................    (1,643)      (688)
                                                       --------   --------
Net (decrease) in cash and cash equivalents..........   (23,222)    (5,642)
Cash and cash equivalents, beginning of period.......    44,213      9,709
                                                       --------   --------
Cash and cash equivalents, end of period.............  $ 20,991   $  4,067
                                                       ========   ========
SUPPLEMENTAL DISCLOSURES
Interest paid........................................  $    752   $    134
                                                       ========   ========
Acquisition of equipment under capital leases........  $  2,358   $  3,124
                                                       ========   ========
Notes receivable from stockholders issued in
  connection with exercise of stock options
  and restricted stock purchases.....................  $    ---   $    345
                                                       ========   ========
Issuance of common stock warrants in connection
  with the Cablevision agreements....................  $ 83,320   $     --
                                                       ========   ========

See accompanying notes.

                              AT HOME CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED AND RESTATED)


Note 1. Restatement and Basis of Presentation

The accompanying restated condensed consolidated balance sheets as of March 31, 1998 (unaudited) and December 31, 1997, the accompanying restated unaudited condensed consolidated statements of operations for the three months ended March 31, 1998 and the accompanying restated unaudited condensed consolidated statements of cash flows for the three months ended March 31, 1998 have been restated to record and amortize a long-term asset associated with the distribution agreement with Cablevision Systems Corporation in October 1997 which amounts had been previously expensed. As a result of this restatement, the condensed consolidated balance sheet as of March 31, 1998 and condensed consolidated results of operations for the three months ended March 31, 1998 have been restated as follows:

                                                          THREE MONTHS ENDED
                                                            MARCH 31, 1998
                                                        (IN THOUSANDS, EXCEPT PER
                                                           SHARE INFORMATION)
                                                        -------------------------
                                                            AS
                                                        PREVIOUSLY
                                                         REPORTED        RESTATED
                                                        ----------       ---------
Cost and amortization of distribution agreements.....   $  83,320        $  19,534
Total costs and expenses.............................     101,882           38,096
Loss from operations.................................     (96,109)         (32,323)
Net loss.............................................     (95,002)         (31,216)
Basic and diluted net loss per share.................       (0.85)           (0.28)
                                                              MARCH 31, 1998
                                                        -------------------------
                                                            AS
                                                        PREVIOUSLY
                                                         REPORTED        RESTATED
                                                        ----------       ---------
Distribution agreements, net.........................   $      --        $ 227,131
Total assets.........................................     153,897          381,028
Accumulated deficit..................................    (340,033)        (112,902)
Total liabilities and stockholders' equity...........     153,897          381,028

The accompanying unaudited condensed consolidated financial statements include the accounts of At Home Corporation and its wholly owned subsidiary (collectively, the "Company"). These unaudited condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1998. The interim financial statements should be read in connection with the financial statements in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1997 filed with the Securities and Exchange Commission.

Certain reclassifications have been made to the financial statements to conform to current year's presentation.

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

The computation of basic and diluted net loss per share is as follows:

                                               Three Months Ended March 31,
                                              ------------------------------
                                                   1998            1997
                                              --------------  --------------
                                               (Restated)

Net loss....................................       $(31,216)       $(10,901)
                                                   ========        ========
Shares of weighted average common stock.....        111,562           2,610
Pro forma common equivalent shares from
  convertible preferred stock...............             --          95,252
                                                   --------        --------
Basic and diluted shares used in per share
  calculation...............................        111,562          97,862
                                                   ========        ========
Basic and diluted net
  loss per share............................       $  (0.28)       $  (0.11)
                                                   ========        ========


Note 3. Depreciation and Amortization Included in Costs and Expenses

The components of the Company's depreciation and amortization included in costs and expenses are as follows:

                                          Three Months Ended
                                               March 31,
                                        ----------------------
                                          1998          1997
                                        --------      --------
Amortization of deferred compensation.. $    255      $    159

Depreciation and amortization..........    2,590         1,452
Amortization of Distribution
 Agreements............................   10,707            --
                                        --------      --------

                                        $ 13,552      $  1,611
                                        ========      ========


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

The components of the Company's comprehensive loss are as follows:

                                                Three Months Ended March 31,
                                                -----------------------------
                                                   1998               1997
                                                ----------          ---------
                                                Restated

  Net loss........................              $(31,216)           $(10,901)
  Unrealized gain on investments..                 1,300                  --
                                                --------            --------
  Comprehensive loss..............              $(29,916)           $(10,901)
                                                ========            ========

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

As of March 31, 1998 warrants to purchase 10,231,298 shares of Series A Common Stock at $0.50 per share were exercisable under this Agreement.

The fair value of the exercisable warrants, $247.1 million, has been recorded as Distribution agreements in the accompanying balance sheet and is being amortized over the remaining term of the exclusivity obligations of Cablevision under this Agreement. The amount of accumulated amortization as of March 31, 1998 was $20.0 million.

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

Warrants to purchase 350,000 shares of Series A Common Stock at $10.50 a share were exercisable as of March 31, 1998. During the three months ended March 31, 1998, the Company recorded a non-cash charge of $8.8 million to operations based on the fair value of warrants to purchase 350,000 shares of Series A Common Stock which became exercisable during the period as a result of the achievement of certain performance milestones. Such charges are included in Cost and amortization of distribution agreements in the accompanying condensed consolidated statements of operations. The remaining warrants will become exercisable if and when certain performance milestones are achieved by Rogers and/or Shaw.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (RESTATED)

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. These forward-looking statements are subject to significant risks and uncertainties, including those identified in the section of this Form 10-Q/A entitled "Factors That May Affect Future Operating Results", in the Company's 1997 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission ("SEC") on February 8, 1999 and in the Company's Final Prospectus for its initial public offering ("IPO") filed with the SEC on July 11, 1997, which may cause actual results to differ materially from those discussed in such forward-looking statements. The forward-looking statements within this Form 10-Q/A are identified by words such as "believes", "anticipates", "expects", "intends", "may", "will" and other similar expressions. However, these words are not the exclusive means of identifying such statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q/A with the SEC. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the SEC, including its Final Prospectus, that attempt to advise interested parties of the risks and factors that may affect the Company's business.

On January 11, 1999, the Company announced that it would restate its financial statements for the year ended December 31, 1997 and the quarters ended December 31, 1997, and March 31, June 30 and September 30, 1998 to reflect a change in accounting relating to a distribution agreement with Cablevision Systems Corporation entered into in October 1997. This amended filing contains restated financial information and related disclosures for the year ended December 31, 1997 and the three months ended March 31, 1998 (See Note 1 to Condensed Consolidated Financial Statements).

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

As of March 31, 1998 warrants to purchase 10,231,298 shares of Series A Common Stock at $0.50 per share were exercisable under this Agreement.

The fair value of the exercisable warrants, $247.1 million, is included in Distribution agreements, net in the accompanying balance sheet and is being amortized over the remaining term of the exclusivity obligations of Cablevision under the Agreement. The amount of accumulated amortization as of March 31, 1998 was $20.0 million.

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

Warrants to purchase 350,000 shares of Series A Common Stock at $10.50 a share were exercisable as of March 31, 1998. During the three months ended March 31, 1998, the Company recorded a non-cash charge of $8.8 million to operations based on the fair value of warrants to purchase 350,000 shares of Series A Common Stock which became exercisable during the period as a result of the achievement of certain performance milestones. Such charges are included in cost and amortization of distribution agreements in the accompanying condensed consolidated statements of operations. The remaining warrants will become exercisable if and when certain performance milestones are achieved by Rogers and/or Shaw.

In May 1998, the Company agreed to issue performance based warrants to Century Communications Corp. ("Century") to purchase up to 2,600,000 shares of Series A Common Stock at an exercise price of $10.50 per share. In addition, if Century enters into a binding agreement to acquire additional homes in the Los Angeles area during 1998, the Company will issue additional warrants to purchase Series A Common Stock for such homes at an exercise price of $10.50 per share. Beginning in March 1999, the warrants may become exercisable when, as and if Century meets certain annual performance milestones for commercially deploying the @Home service. In the event such performance milestones are met, the Company would incur non-cash charges to operations over the term of the agreements totalling the difference between the fair market value of the Company's Series A Common Stock and the exercise price of $10.50 per share.

To the extent that Cablevision, Rogers, Shaw and/or Century become eligible to and exercise their warrants, the Company's stockholders would experience additional dilution. The Company also may issue additional stock, or warrants to purchase the same, at less than fair market value in connection with its efforts to expand its distribution of the @Home service to other cable operators.

As of March 31, 1998, the Company had expended approximately $141.4 million on capital expenditures and operating costs and expenses to design and build the @Home broadband network and the corporate infrastructure necessary to support the roll-out of the @Home and @Work services. The Company currently intends to increase its capital expenditures as well as its operating and sales and marketing expenditures in order to expand its network to support additional expected subscribers in existing and future markets and to provide the Company's services to a growing number of potential subscribers. To the extent that cable modems are successfully marketed in the future through retail and other mass-market channels, additional expenditures customary in this channel could be incurred. As a result, the Company expects to continue to incur additional substantial net losses for the foreseeable future. The Company has incurred net losses from operations in each fiscal period since its inception and, as of March 31, 1998, had an accumulated deficit of $84.1 million (before the $28.8 million of charges and amortization recorded in the first quarter of 1998 and the fourth quarter of 1997 in connection with the distribution agreements), and an accumulated deficit of $112.9 million, including these charges and amortization.

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

                                          THREE MONTHS ENDED
                                       --------------------------
COSTS AND EXPENSES                       1998    CHANGE    1997
------------------                     --------  -------  -------
                                      (Restated)
Operating costs                        $  8,615      99%  $ 4,325
Product development and engineering       3,573      53%    2,330
Sales and marketing                       3,500      19%    2,934
General and administrative                2,874      33%    2,158
                                       --------           -------
Total costs and expenses before
 costs of distribution agreements        18,562      58%   11,747
Costs and amortization of
 distribution agreements...........      19,534     N/A        --
                                       --------           -------
  Total Costs and Expenses             $ 38,096     224%  $11,747
                                       ========           =======

Total Costs and Expenses. Total costs and expenses, before the non-cash charge and amortization of $19.5 million related to the fair value of common stock warrants issued to cable system operators in connection with distribution agreements, was $18.6 million for the period ended March 31, 1998 compared to $11.7 million for the three month period ended March 31, 1997. This year over year increase of $6.8 million was primarily a result of operating costs associated with the expansion and deployment of the @Home broadband network to support the @Home service subscriber growth, additional corporate infrastructure investments to support corporate revenue growth, and the start-up and expansion of @Work services. Operating costs rose 58% year over year compared to revenue growth of 616%. The Company believes continued expansion of operations as well as its network infrastructure is critical to the achievement of its goals and anticipates that costs and expenses will continue to increase significantly in each quarter for the foreseeable future.

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

Net Loss. The net loss, before the charge for and amortization of the fair value of common stock warrants issued to cable system operators in connection with distribution agreements, was $11.7 million for the three month period ended March 31, 1998, compared to $10.9 million for the three month period ended March 31, 1997. Including the non-cash charge of $19.5 million, the net loss for the three month period ended March 31, 1998 was $31.2 million. The increase in net loss for the quarter of $0.8 million, before the non-cash charge and amortization, was primarily a result of expansion of operations and the initiation of new businesses, such as @Work, partially offset by the additional revenues from the Company's @Home and @Work businesses. The Company anticipates that the quarterly net loss, excluding charges related to the Cablevision Agreement or other potential performance-based warrant charges, will begin to decline during 1998 as sequential revenues grow at a faster rate than sequential expenses.

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

Net cash used in operating activities for the three months ended March 31, 1998 was $10.3 million primarily as a result of the net loss ($31.2 million) before the effect of non-cash distribution agreement charges and amortization ($19.5 million), partially offset by depreciation and amortization ($2.8 million).
Net cash used in operating activities for the three months ended March 31, 1997 was $8.3 million, primarily as a result of net losses.

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

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

Unproven Business; No Assurance of Profitability. The Company was incorporated in March 1995, commenced operations in August 1995, and has incurred net losses from operations in each fiscal period since its inception. As of March 31, 1998, the Company had an accumulated deficit of $84.1 million (before the $28.8 million of charges and amortization recorded in the fourth quarter of 1997 and the first quarter of 1998 in connection with distribution agreements), and an accumulated deficit of $112.9 million, including the charge relating to distribution agreements. In addition, the Company currently intends to increase its capital expenditures and operating expenses in order to expand its network to support additional expected subscribers in existing and future markets, to support the continued roll-out of its @Work services and to market and provide the Company's services to a growing number of potential subscribers. As a result, the Company expects to incur additional substantial operating and net losses for the foreseeable future. The profit potential of the Company's business model is unproven. The @Home service has only recently been launched, was only available in portions of 26 geographic markets as of March 31, 1998 and may not achieve broad consumer or commercial acceptance. The Company's @Work services have also only recently been launched. Although approximately 800 organizations have agreed to utilize @Work services as of March 31, 1998, @Work services may not achieve broad commercial acceptance and the current rate of deployment for @Work services may not be sustained. The Company has difficulty predicting whether the pricing models for its Internet services will prove to be viable, whether demand for its Internet services will materialize at the prices it expects its Cable Partners to charge (for the @Home service) or the prices it charges (for @Work services), or whether current or future pricing levels will be sustainable. If such pricing levels are not achieved or sustained or if the Company's services do not achieve or sustain broad market acceptance, the Company's business, operating results and financial condition will be materially adversely affected. There can be no assurance that the Company will ever achieve favorable operating results or profitability.

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

Dilution from Certain Transactions. The Company has entered into agreements with Cablevision, Rogers, Shaw and Century pursuant to which the Company has issued warrants to purchase a total of 20,546,936 shares of Series A Common Stock. Under these agreements, warrants to purchase 10,231,298 shares of Series A Common Stock at $0.50 per share and 350,000 shares at $10.50 per share were exercisable as of March 31, 1998. To the extent that Cablevision, Rogers, Shaw or Century become eligible to and exercise their warrants, the Company's stockholders would experience substantial dilution. The Company also may issue additional stock, or warrants to purchase the same, at less than fair market value in connection with its efforts to expand its distribution of the @Home service to other cable operators.


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

                              February 8, 1999

                                 EXHIBIT INDEX


Exhibit Number          Exhibit Title
--------------          -------------

10.24 Binding Warrant Term Sheet, dated February 24, 1998, among Registrant, Rogers Communications Inc. and Shaw Communications Inc.(1)

27.1                    Restated Financial Data Schedule for quarter ended
                        March 31, 1998

------------
(1) Incorporated by reference to exhibits filed in response to Item 6(a), "Exhibits and Reports on Form 8-K" on Form 10-Q for the quarter ended March 31, 1998.