Form 10-Q/A
period 1998-06-30
AT HOME CORP
filed 1999-02-08
CIK 1020620

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

On January 11, 1999, the Company announced that it would restate its financial statements for the year ended December 31, 1997 and the quarters ended December 31, 1997, and March 31, June 30 and September 30, 1998 to reflect a change in accounting relating to a distribution agreement with Cablevision Systems Corporation entered into in October 1997. This amended filing contains restated financial information and related disclosures for the year ended December 31, 1997 and for the six months ended June 30, 1998. (See Note 1 to Condensed Consolidated Financial Statements.)

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

================================================================================

                              At Home Corporation


                               Table of Contents


                                                                                       Page
                                                                                       ----
PART I    FINANCIAL INFORMATION
Item 1.   Condensed Consolidated Financial Statements - (Unaudited and restated--see
             Note 1)
          Condensed Consolidated Balance Sheets  June 30, 1998
             and December 31, 1997...................................................    3
          Condensed Consolidated Statements of Operations - Three and Six
             Months Ended June 30, 1998 and 1997.....................................    4
          Condensed Consolidated Statements of Cash Flows - Six Months
             Ended June 30, 1998 and 1997............................................    5
          Notes to Condensed Consolidated Financial Statements.......................    6
Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations (Restated)..........................    9
ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk.................   31

PART II   OTHER INFORMATION
ITEM 2.   Changes in Securities and Use of Proceeds..................................   32
ITEM 4.   Submission of Matters to a Vote of Security Holders........................   33
ITEM 5.   Other Information..........................................................   33
ITEM 6.   Exhibits and Reports on Form 8-K...........................................   34
          Signatures.................................................................   35

                         PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                              AT HOME CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                (In thousands, except share and per share data)
                                 (Restated)


                                                                     JUNE 30,     DECEMBER 31,
                                                                       1998           1997
                                                                    -----------   -------------
                                                                    (UNAUDITED)         *
               ASSETS
Current assets:
  Cash and cash equivalents......................................    $  13,745       $  44,213
  Short-term cash investments....................................       77,446          76,166
                                                                     ---------       ---------
  Total cash, cash equivalents and short-term cash investments...       91,191         120,379
  Accounts receivable............................................        2,692           1,470
  Accounts receivable - related parties..........................        2,896             672
  Other current assets...........................................        3,726           2,919
                                                                     ---------       ---------
Total current assets.............................................      100,505         125,440
Property, equipment and improvements, net........................       41,323          33,061
Distribution agreements, net.....................................      213,503         163,345
Other assets.....................................................        7,308           2,082
                                                                     ---------       ---------
Total assets.....................................................    $ 362,639       $ 323,928
                                                                     =========       =========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...............................................    $   3,990       $   2,409
  Accounts payable - related parties.............................        2,419           2,108
  Accrued compensation and related expenses......................          793             798
  Accrued transport costs........................................        2,254           1,179
  Deferred revenues..............................................        4,180           1,941
  Other accrued liabilities......................................        7,589           5,644
  Current portion of capital lease obligations...................       11,543           9,971
                                                                     ---------       ---------
Total current liabilities........................................       32,768          24,050
Capital lease obligations, less current portion..................       14,941          15,735
Other long-term liabilities......................................           --           1,736
Commitments and contingencies
Stockholders' equity:
  Preferred stock................................................           --              --
  Common stock, $0.01 par value:
     Authorized shares - 230,277,660
     Issued and outstanding shares--
       118,898,344 in 1998 and 118,603,220 in 1997...............      454,843         370,111
  Notes receivable from stockholders.............................          (25)           (319)
  Deferred compensation..........................................       (3,889)         (4,399)
  Accumulated deficit............................................     (135,999)        (82,986)
                                                                     ---------       ---------
Total stockholders' equity.......................................      314,930         282,407
                                                                     ---------       ---------
Total liabilities and stockholders' equity.......................    $ 362,639       $ 323,928
                                                                     =========       =========

* Derived from audited financial statements

See accompanying notes.

                              AT HOME CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except per share data)
                                  (UNAUDITED)




                                            THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                           -----------------------------   ---------------------------
                                               1998            1997            1998           1997
                                           -------------   -------------   ------------   ------------
                                             (RESTATED)                     (RESTATED)
Revenues /(1)/..............................   $  9,220        $  1,024      $  14,993       $  1,830
Costs and expenses /(2)/:
 Operating costs............................     10,098           4,840         18,713          9,165
 Product development and engineering........      3,891           2,944          7,464          5,274
 Sales and marketing........................      4,356           2,944          7,856          5,878
 General and administrative.................      2,925           2,502          5,799          4,660
 Cost and amortization of distribution
   agreements...............................     13,628              --         33,162             --
                                               --------        --------      ---------    -----------
           Total costs and expenses.........     34,898          13,230         72,994         24,977
                                               --------        --------      ---------    -----------
Loss from operations........................    (25,678)        (12,206)       (58,001)       (23,147)
Interest income, net........................        906             303          2,013            343
                                               --------        --------      ---------    -----------
Net loss....................................   $(24,772)       $(11,903)     $ (55,988)      $(22,804)
                                               ========        ========      =========    ===========
Basic and diluted net loss per share........   $  (0.22)       $  (0.12)     $   (0.50)      $  (0.23)
                                               ========        ========      =========    ===========
Shares used in per share calculations.......    112,634          98,606        112,098         98,234
                                               ========        ========      =========    ===========
---------------
(1)   Revenues from related parties.........   $  1,801        $    658      $   3,172       $  1,348
                                               ========        ========      =========    ===========

(2)   Depreciation and amortization
      included in costs and expenses........   $ 17,121        $  2,092      $  30,673       $  3,703
                                               ========        ========      =========    ===========

See accompanying notes.

                              AT HOME CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (In thousands)
                                 (Unaudited)


                                                            Six Months Ended June 30,
                                                           ---------------------------
                                                               1998           1997
                                                           -------------   -----------
                                                             Restated
CASH (USED IN) OPERATING ACTIVITIES
Net loss................................................       $(55,988)     $(22,804)
Adjustments to reconcile net loss to cash used
 in operating activities:
   Amortization of deferred compensation................            510           478
   Depreciation and amortization........................          5,828         3,225
   Amortization of distribution agreements..............         24,335            --
   Cost of distribution agreements......................          8,827            --
   Changes in assets and liabilities:
     Accounts receivable................................         (3,446)          359
     Other assets.......................................         (3,058)       (2,379)
     Accounts payable...................................          1,892        (1,134)
     Accrued compensation and related expenses..........             (5)          274
     Other accrued liabilities..........................          3,020         3,797
     Deferred revenues..................................          2,239           105
     Other long-term liabilities........................         (1,736)          124
                                                              ---------      --------
Cash (used in) operating activities.....................        (17,582)      (17,955)

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
Purchase of short-term cash investments.................        (34,720)       (1,005)
Sales and maturities of short-term cash investments.....         33,440         7,061
Purchase of property, equipment and improvements,
net of leases...........................................         (7,672)       (2,638)
                                                              ---------      --------
Cash provided by (used in) investing activities.........         (8,952)        3,418

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
Proceeds from issuance of convertible preferred stock...             --        46,602
Proceeds from issuance of common stock..................          1,412           176
Payments on capital lease obligations...................         (5,640)       (2,193)
Repayment of notes receivable from stockholders.........            294           167
                                                              ---------      --------
Cash provided by (used in) financing activities.........         (3,934)       44,752
                                                              ---------      --------
Net increase (decrease) in cash and cash equivalents....        (30,468)       30,215
Cash and cash equivalents, beginning of period..........         44,213         9,709
                                                              ---------      --------
Cash and cash equivalents, end of period................      $  13,745      $ 39,924
                                                              =========      ========
SUPPLEMENTAL DISCLOSURES
Interest paid...........................................      $   1,197      $    243
                                                              =========      ========
Acquisition of equipment under capital leases...........      $   6,418      $ 10,165
                                                              =========      ========
Issuance of common stock warrants in connection with
the Cablevision agreement...............................      $  83,320      $     --
                                                              =========      ========

See accompanying notes.

                              AT HOME CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          (Unaudited and restated)


NOTE 1.  RESTATEMENT AND BASIS OF PRESENTATION

The accompanying restated condensed consolidated balance sheets as of June 30, 1998 (unaudited) and December 31, 1997, the accompanying restated unaudited condensed consolidated statements of operations for the three and six months ended June 30, 1998 and the accompanying restated unaudited condensed consolidated statements of cash flows for the six months ended June 30, 1998, have been restated to record and amortize a long-term asset associated with the distribution agreement with Cablevision Systems Corporation in October 1997 which amounts had been previously expensed. As a result of this restatement, the condensed consolidated balance sheet as of June 30, 1998 and condensed consolidated results of operations for the three and six months ended June 30, 1998 have been restated as follows:


                                            Three months ended                Six months ended
                                               June 30, 1998                    June 30, 1998
                                        -----------------------------   -----------------------------
                                               (in thousands, except per share information)
                                        As previously                   As previously
                                           reported        Restated        reported        Restated
                                        -------------   -------------   -------------   -------------
Cost and amortization of
  distribution agreements............    $     --         $13,628         $ 83,320         $ 33,162

Total costs and expenses.............       21,270         34,898          123,152           72,994

Loss from operations.................      (12,050)       (25,678)        (108,159)         (58,001)

Net loss.............................      (11,144)       (24,772)        (106,146)         (55,988)

Basic and diluted net loss per
  share..............................        (0.10)         (0.22)           (0.95)           (0.50)

                                              June 30, 1998
                                        As previously
                                           reported       Restated
                                        -------------   -------------
Distribution agreements, net.........    $     --          $213,503

Total assets.........................      149,136          362,639

Accumulated deficit..................     (349,502)        (135,999)

Total liabilities and stockholders'
  equity.............................      149,136          362,639

The accompanying unaudited condensed consolidated financial statements include the accounts of At Home Corporation and its wholly owned subsidiary (collectively, the "Company"). These condensed financial statements do not include all of the information and accompanying notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of financial position and results of operations have been included in the condensed financial statements. Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1998. The interim financial statements should be read in connection with the consolidated financial statements included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1997 filed with the Securities and Exchange Commission.

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

The computation of basic and diluted net loss per share is as follows:

                                        Three Months Ended June 30,     Six Months Ended June 30,
                                        ----------------------------   ---------------------------
                                            1998            1997           1998           1997
                                        ------------   -------------   -------------   -----------
                                         (RESTATED)                     (RESTATED)
Net loss.............................     $(24,772)      $(11,903)       $(55,988)     $(22,804)
                                          ========       ========       =========      ========
Weighted average shares of common
stock outstanding....................      112,634          3,354         112,098         2,982
Pro forma common equivalent shares
from convertible preferred stock.....           --         95,252              --        95,252
                                          --------       --------       ---------      --------
Shares used in per
share calculations...................      112,634         98,606         112,098        98,234
                                          ========       ========       =========      ========
Basic and diluted net
loss per share.......................     $  (0.22)      $  (0.12)      $   (0.50)     $  (0.23)
                                          ========       ========       =========      ========

NOTE 3. DEPRECIATION AND AMORTIZATION INCLUDED IN COSTS AND EXPENSES

The components of the Company's depreciation and amortization included in costs and expenses are as follows:

                                          THREE MONTHS ENDED         NINE MONTHS ENDED
                                               JUNE 30,                   JUNE 30,
                                        ----------------------     ----------------------
                                          1998          1997          1998         1997
                                        --------      --------     ---------     --------
Amortization of deferred compensation.. $    255      $    319      $    510     $    478

Depreciation and amortization..........    3,238         1,773         5,828        3,225

Amortization of distribution
 agreements............................   13,628            --        24,335           --
                                        --------      --------     ---------     --------

                                        $ 17,121      $  2,092     $  30,673     $  3,703
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

The components of the Company's comprehensive loss are as follows:

                                    Three Months Ended June 30,     Six Months Ended June 30,
                                    ----------------------------   ---------------------------
                                        1998            1997           1998           1997
                                    ------------   -------------   -------------   -----------
                                     (RESTATED)                      (RESTATED)
Net loss.........................      $(24,772)     $(11,903)      $ (55,988)     $(22,804)
Unrealized gain on investments...         1,300            --           2,975            --
                                       --------      --------       ---------      --------
Comprehensive loss...............      $(23,472)     $(11,903)      $ (53,013)     $(22,804)
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

As of June 30, 1998 warrants to purchase 10,231,298 shares of Series A Common Stock at $0.50 per share were exercisable under this Agreement.

The fair value of the exercisable warrants, $247.1 million, has been recorded as Distribution agreements, net in the accompanying balance sheet and is being amortized over the remaining term of the exclusivity obligations of Cablevision under the Agreement. The amount of accumulated amortization as of June 30, 1998 was $33.6 million.

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

Warrants to purchase 350,000 shares of Series A Common Stock at $10.50 per share were exercisable as of June 30, 1998. During the three months ended March 31, 1998, the Company recorded a non-cash charge to operations of $8.8 million based on the fair value of warrants to purchase 350,000 shares of Series A Common Stock which became exercisable during the period as a result of the achievement of certain performance milestones. Such charges are included in Cost and amortization of distribution agreements in the accompanying condensed consolidated statements of operations. The remaining warrants will become exercisable if and when certain performance milestones are achieved by Rogers or Shaw.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (RESTATED)

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. These forward-looking statements are subject to significant risks and uncertainties, including those identified in the section of this Form 10-Q/A entitled "Factors That May Affect Future Operating Results", in the Company's 1997 Annual Report on Form 10-K/A filed with the SEC on February 8, 1999 and in the Company's Final Prospectus for its initial public offering ("IPO") filed with the SEC on July 11, 1997, which may cause actual results to differ materially from those discussed in such forward-looking statements. The forward-looking statements within this Form 10-Q/A are identified by words such as "believes", "anticipates", "expects", "intends", "may", "will" and other similar expressions. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q/A with the SEC. Readers are urged to review and consider carefully the various disclosures made by the Company in this report and in the Company's other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect the Company's business.

On January 11, 1999, the Company announced that it would restate its financial statements for the year ended December 31, 1997 and the quarters ended December 31, 1997, and March 31, June 30 and September 30, 1998 to reflect a change in accounting relating to a distribution agreement with Cablevision Systems Corporation entered into in October 1997. This amended filing contains restated financial information and related disclosures for the year ended December 31, 1997 and for the six months ended June 30, 1998. (See Note 1 to Condensed Consolidated Financial Statements.)

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

As of June 30, 1998 warrants to purchase 10,231,298 shares of Series A Common Stock at $0.50 per share were exercisable under this Agreement.

The fair value of the exercisable warrants, $247.1 million, is included in Distribution agreements, net in the accompanying balance sheet and is being amortized over the remaining term of the exclusivity obligations of Cablevision under the Agreement. The amount of accumulated amortization as of June 30, 1998 was $33.6 million.

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

Warrants to purchase 350,000 shares of Series A Common Stock at $10.50 a share were exercisable as of June 30, 1998. During the three months ended March 31, 1998, the Company recorded a non-cash charge to operations of $8.8 million based on the fair value of warrants to purchase 350,000 shares of Series A Common Stock which became exercisable during the period as a result of the achievement of certain performance milestones. Such charges are included in Cost and amortization of distribution agreements in the accompanying condensed consolidated statements of operations. The remaining warrants will become exercisable if and when certain performance milestones are achieved by Rogers or Shaw.

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

As of June 30, 1998, the Company had expended approximately $164.1 million on capital expenditures and operating costs and expenses to design, build and maintain the @Home broadband network and the corporate infrastructure necessary to support the roll-out and maintenance of the @Home and @Work services. The Company currently intends to increase its capital expenditures as well as its operating and sales and marketing expenditures in order to expand its network to support additional expected subscribers in existing and future markets and to provide the Company's services to a growing number of potential subscribers. To the extent that cable modems are successfully marketed in the future through retail and other mass-market channels, additional expenditures customary in this channel could be incurred. As a result, the Company expects to continue to incur additional substantial net losses for the foreseeable future. The Company has incurred net losses from operations in each fiscal period since its inception and, as of June 30, 1998, had an accumulated deficit of $93.6 million (before the $42.4 million of charges and amortization recorded in the first six months of 1998 and the fourth quarter of 1997 in connection with the distribution agreements), and an accumulated deficit of $136 million, including these charges.

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

                                          THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                         -----------------------------   -----------------------------
COSTS AND EXPENSES                         1998     CHANGE      1997       1998     CHANGE      1997
------------------                       --------   -------   --------   --------   -------   --------
                                        (RESTATED)                      (RESTATED)
Operating Costs.......................    $10,098      109%    $ 4,840   $ 18,713      104%    $ 9,165
Product Development
   and Engineering....................      3,891       32%      2,944      7,464       42%      5,274
Sales and Marketing...................      4,356       48%      2,944      7,856       34%      5,878
General and Administrative............      2,925       17%      2,502      5,799       24%      4,660
                                          -------              -------   --------              -------
Total Costs and Expenses Before
   Costs and Amortization of
   Distribution Agreements............     21,270       61%     13,230     39,832       59%     24,977

Costs and Amortization of
   Distribution Agreements............     13,628       N/A         --     33,162       N/A         --
                                          -------              -------   --------              -------
Total Costs and Expenses..............    $34,898     164.1%   $13,230    $72,994    192.2%    $24,977
                                          =======              =======   ========              =======

TOTAL COSTS AND EXPENSES. Total costs and expenses before the non-cash charge of $13.6 million related to the amortization of the distribution agreement for the three months ended June 30, 1998 were $21.3 million compared to $13.2 million for the corresponding period of 1997. This period over period increase of $8.1 million was primarily a result of operating costs associated with the expansion and deployment of the @Home broadband network to support the @Home service subscriber growth and increased usage in high penetration areas, additional infrastructure investments to support corporate revenue growth, and costs associated with the expansion of

@Work services. Total costs and expenses before the non-cash charge for the quarter rose 61% period over period compared to revenue growth of 800%. The Company believes continued expansion of operations as well as its network infrastructure is critical to the achievement of its goals and anticipates that costs and expenses will continue to increase significantly in each quarter for the foreseeable future.

For the six months ended June 30, 1998, total costs and expenses, before the non-cash charge and amortization of $33.2 million related to the distribution agreements, were $39.8 million compared to $25.0 million for the six months ended June 30, 1997.

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

NET LOSS. The net loss, before the non-cash charges and amortization related to the distribution agreements, for the three months ended June 30, 1998 was $11.1 million, as compared to $11.9 million for the corresponding period of 1997. The decrease in net loss before the non-cash charges and amortization related to the distribution agreements for the quarter of $759,000 was primarily attributable to revenues increasing eight-fold, partially offset by increases in expenses to reflect the expansion of operations and the initiation of new businesses, such as @Work. The Company anticipates that the quarterly net loss, excluding potential charges relating to distribution agreements and other potential performance-based warrant charges, will begin to decline during the second half of 1998 as sequential revenues grow at a faster rate than sequential expenses.

For the six months ended June 30, 1998, the net loss, before the charge and amortization for the fair value of common stock warrants issued to cable system operators in connection with distribution agreements, was $22.8 million, approximately the same as the corresponding period of 1997. Including the non-cash charge of $33.2 million, the net loss for the six months ended June 30, 1998 was $56.0 million. This compares to a net loss of $22.8 million for the corresponding period of 1997.

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

Net cash used in operating activities for the six months ended June 30, 1998 was $17.6 million, primarily as a result of the net loss of $22.8 million before being partially offset by non-cash charges and amortization related to distribution agreements of $33.2 million and depreciation and amortization of $6.3 million. Net cash used in operating activities for the six months ended June 30, 1997 was $18.0 million, primarily as a result of the net loss of $22.8 million, partially offset by depreciation and amortization of $3.7 million.

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

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

UNPROVEN BUSINESS; NO ASSURANCE OF PROFITABILITY

The Company was incorporated in March 1995, commenced operations in August 1995, and has incurred net losses from operations in each fiscal period since its inception. As of June 30, 1998, the Company had an accumulated deficit of $93.6 million (before the $9.2 million and $33.2 million charges and amortization recorded in the fourth quarter of 1997 and the six-months ended June 30, 1998, respectively, in connection with certain warrants granted to Cablevision and Shaw in connection with their distribution agreements), and an accumulated deficit of $136.0 million, including the charges and amortization relating to these agreements. In addition, the Company currently intends to increase its capital expenditures and operating expenses in order to expand its network to support additional expected subscribers in existing and future markets, to support the continued roll-out of its @Work services and to market and provide the Company's services to a growing number of potential subscribers. As a result, the Company expects to incur additional substantial operating and net losses for the foreseeable future. The profit potential of the Company's business model is unproven. The @Home service was only available in portions of 31 geographic markets as of June 30, 1998 and may not achieve broad consumer or commercial acceptance, and the Company's @Work services have only recently been launched. Although approximately 1,200 organizations have agreed to utilize @Work services as of June 30, 1998, @Work services may not achieve broad commercial acceptance and the current rate of deployment for @Work services may not be sustained. The Company has difficulty predicting whether the pricing models for its Internet services will prove to be viable, whether demand for its Internet services will materialize at the prices it expects its Cable Partners to charge (for the @Home service) or the prices it or the Cable Partners charge (for @Work services), or whether current or future pricing levels will be sustainable. If such pricing levels are not achieved or sustained or if the Company's services do not achieve or sustain broad market acceptance, the Company's business, operating results and financial condition will be materially adversely affected. There can be no assurance that the Company will ever achieve favorable operating results or profitability.

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

POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

The Company's quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. Factors that may affect the Company's quarterly operating results attributable to its @Home service include: (i) the timing of the Company's Cable Partners' upgrades of their cable infrastructures and roll-outs of the @Home service; (ii) the rate at which customers subscribe to the Company's Internet services and the prices subscribers pay for such services;
(iii) subscriber churn rates; (iv) changes in the revenue splits between the Company and its Cable Partners; (v) the demand for Internet advertising and electronic commerce; (vi) the effectiveness of the Cable Partners' marketing and other operations; and (vii) potential competition with Cable Partners for advertising revenue. Quarterly operating results attributable to the Company's @Work services are dependent on: (i) the demand for, and level of acceptance of, the Company's corporate Internet, intranet and extranet connectivity and telecommuting solutions; (ii) the introduction of, demand for, and level of acceptance of, the Company's value-added business applications; (iii) in part, the timing of the Cable Partners' upgrades of their cable infrastructures;
(iv) the effectiveness of the Cable Partners' marketing and other operations;
(v) competitive pressures, including pricing pressure and the availability of competing technologies, in the market for business Internet services; and (vi) the creditworthiness of the Company's @Work customers. In addition, the Company's quarterly operating results have been and will continue to be adversely affected by significant charges and amortization associated with warrants issued to current and potential Cable Partners in connection with distribution agreements. The Company's quarterly sales and operating results are difficult to forecast even in the short term. A significant portion of the Company's expenses are fixed in advance based in large part on future revenue forecasts. If revenue is below expectations in any given quarter, the adverse impact of the shortfall on the Company's operating results may be magnified by the Company's inability to adjust spending to compensate for the shortfall. Moreover, the Company's Cable Partners have complete discretion regarding the pricing of the @Home service in their territories, which could further impact the Company's ability to generate sufficient revenue. A shortfall in actual as compared to estimated revenue could have a material adverse effect on the Company's business, operating results and financial condition.

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

DILUTION FROM CERTAIN TRANSACTIONS

As a result of a transaction effective October 2, 1997, whereby Cablevision became a party to the agreement between the Company and TCI, Comcast and Cox to distribute the @Home service on substantially the same terms and conditions as TCI, Comcast and Cox, Cablevision was granted warrants to purchase up to 10,946,936 shares of the Company's Series A Common Stock at an exercise price of $0.50 per share under certain conditions (the "Cablevision Agreement"). A portion of the warrants issued to Cablevision (the "Contingent Warrants") do not become exercisable unless certain cable systems are transferred by TCI to Cablevision. To the extent that Cablevision exercises its warrants, the Company's stockholders will experience substantial dilution. During the fourth quarter of 1997, the Company recorded a long-term asset of $172.6 million which represents the cost of the Cablevision Agreement, based on the fair value of the warrants that were not Contingent Warrants. This long-term asset will be amortized as a non-cash charge of approximately $13.6 million per quarter to operations over the term of the exclusivity obligations of Cablevision under the Agreement which expires in June 2002. The Company recorded an additional asset of $74.5 million in the first quarter of 1998 in connection with a portion of the Contingent Warrant which became exercisable as a result of the transfer of certain cable systems owned by TCI to Cablevision on March 4, 1998. This asset will also be amortized over the remaining term of the exclusivity obligations. Additional assets may be recorded in connection with the remaining Contingent Warrant to purchase 715,638 shares of Series A Common Stock becoming exercisable if and when certain other cable systems owned by TCI are transferred to Cablevision. In addition, in March 1998, the Company issued performance-based warrants to Rogers and Shaw to purchase up to 5,000,000 shares of Series A Common Stock at an exercise price of $10.50 per share. These warrants will become exercisable when, as and if Rogers and Shaw meet certain performance milestones for homes passed, subscribers and revenue. In the first quarter of 1998, the Company recorded a non-cash charge of $8.8 million based on the fair value of warrants which became exercisable due to certain performance milestones being met. The Company has also issued warrants to purchase an aggregate of 5,272,100 shares of Series A Common Stock at an exercise price of $10.50 per share to certain new Cable Partners in connection with distribution agreements entered into in the second quarter of 1998. These warrants will become exercisable based on the number of homes that those Cable Partners upgrade to two-way or one-way HFC cable (for one Cable Partner) and two-way HFC cable (for the other Cable Partners) and that are capable of accessing the @Home service. To the extent that such Cable Partners exercise their warrants, the Company's stockholders would experience additional dilution. The Company also may issue additional stock, or warrants to purchase the same, at less than fair market value in connection with its efforts to expand its distribution of the @Home service to other cable operators.

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


                           /s/ Kenneth A. Goldman


                         ___________________________
                          Senior Vice President and
                           Chief Financial Officer
                        (Principal Financial Officer)
                          (Duly Authorized Officer)



                            /s/ Robert A. Lerner


                         ___________________________
                            Corporate Controller
                                and Treasurer
                       (Principal Accounting Officer)

                              February 8, 1999

                                 EXHIBIT INDEX



Exhibit Number    Exhibit Title
--------------    -------------
  27.1            Financial Data Schedule