Form 10-Q/A
period 1998-09-30
AT HOME CORP
filed 1999-02-08
CIK 1020620

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

On January 11, 1999, the Company announced that it would restate its financial statements for the year ended December 31, 1997 and the quarters ended December 31, 1997, and March 31, June 30 and September 30, 1998 to reflect a change in accounting relating to a distribution agreement with Cablevision Systems Corporation entered into in October 1997. This amended filing contains restated financial information and related disclosures for the year ended December 31, 1997 and the nine months ended September 30, 1998 (See Note 1 to Condensed Consolidated Financial Statements.)

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

                              AT HOME CORPORATION

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I  FINANCIAL INFORMATION (Unaudited and restated--See Note 1)

ITEM 1. Condensed Consolidated Financial Statements

        Condensed Consolidated Balance Sheets - September 30, 1998
         and December 31, 1997.............................................    3

        Condensed Consolidated Statements of Operations - Three and Nine
         Months Ended September 30, 1998 and 1997..........................    4

        Condensed Consolidated Statements of Cash Flows - Nine Months
         Ended September 30, 1998 and 1997.................................    5

        Notes to Condensed Consolidated Financial Statements...............    6

ITEM 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Restated)....................    9

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.........   25

PART II OTHER INFORMATION

ITEM 2. Changes in Securities and Use of Proceeds..........................   26

ITEM 5. Other Information..................................................   26

ITEM 6. Exhibits and Reports on Form 8-K...................................   26

        Signatures.........................................................   27

                         PART I.  FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              AT HOME CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (RESTATED)

                                                                 SEPTEMBER 30,   DECEMBER 31,
                                                                     1998            1997
                                                                 -------------   ------------
                                                                  (UNAUDITED)         *
ASSETS
Current assets:
 Cash and cash equivalents.....................................       $105,131       $ 44,213
 Short-term cash investments...................................         98,608         76,166
                                                                      --------       --------
 Total cash, cash equivalents and short-term cash investments..        203,739        120,379
 Accounts receivable...........................................          3,867          1,470
 Accounts receivable - related parties.........................          4,069            672
Other current assets...........................................          3,459          2,919
                                                                      --------       --------
Total current assets...........................................        215,134        125,440
Property, equipment and improvements, net......................         44,243         33,061
Distribution agreements, net...................................        199,875        163,345
Other assets...................................................          7,219          2,082
                                                                      --------       --------
Total assets...................................................       $466,471       $323,928
                                                                      ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable..............................................       $  5,913       $  2,409
 Accounts payable - related parties............................          2,623          2,108
 Accrued compensation and related expenses.....................          1,009            798
 Accrued transport costs.......................................          1,839          1,179
 Deferred revenues.............................................          5,054          1,941
 Other accrued liabilities.....................................          7,591          5,644
 Current portion of capital lease obligations..................         12,175          9,971
                                                                      --------       --------
 Total current liabilities.....................................         36,204         24,050
Capital lease obligations, less current portion................         13,521         15,735
Other long-term liabilities....................................             --          1,736
Commitments and contingencies
Stockholders' equity:
 Preferred stock...............................................             --             --
 Common stock, $0.01 par value:
   Authorized shares - 230,277,660
   Issued and outstanding shares--
   121,948,717 in 1998 and 118,603,220 in 1997.................        581,728        370,111
 Notes receivable from stockholders............................            (25)          (319)
 Deferred compensation.........................................         (3,634)        (4,399)
Accumulated deficit............................................       (161,323)       (82,986)
                                                                      --------       --------
 Total stockholders' equity....................................        416,746        282,407
                                                                      --------       --------
 Total liabilities and stockholders' equity....................       $466,471       $323,928
                                                                      ========       ========

* Derived from audited financial statements.

See accompanying notes.

                              AT HOME CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                           THREE MONTHS ENDED     NINE MONTHS ENDED
                                              SEPTEMBER 30,         SEPTEMBER 30,
                                           -------------------   -------------------
                                             1998       1997        1998       1997
                                           --------   --------   --------    -------
                                          (RESTATED)             (RESTATED)
Revenues /(1)/...........................  $ 13,815   $  1,907   $  28,808   $  3,737
Costs and expenses /(2)/:
 Operating costs.........................    12,256      6,203      30,969     15,368
 Product development and engineering.....     4,588      3,137      12,052      8,411
 Sales and marketing.....................     4,978      2,937      12,834      8,815
 General and administrative..............     3,112      2,861       8,911      7,521
 Cost and amortization of distribution
   agreements............................    13,628         --      46,790         --
                                           --------   --------   ---------   --------
   Total costs and expenses..............    38,562     15,138     111,556     40,115
                                           --------   --------   ---------   --------
Loss from operations.....................   (24,747)   (13,231)    (82,748)   (36,378)
Interest income, net.....................     1,460      1,337       3,473      1,680
                                           --------   --------   ---------   --------

Net loss.................................  $(23,287)  $(11,894)  $ (79,275)  $(34,698)
                                           ========   ========   =========   ========

Basic and diluted net loss per share.....  $  (0.20)  $  (0.11)  $   (0.70)  $  (0.34)
                                           ========   ========   =========   ========

Shares used in per share calculations....   115,073    107,106     113,089    101,191
                                           ========   ========   =========   ========
------------
/(1)/  Revenues from related parties.....  $  2,914    $   739   $   6,086   $  2,087
                                           ========    =======   =========   ========

/(2)/  Depreciation and amortization
        included in costs and expenses...  $ 17,593    $ 2,412   $  48,266   $  6,115
                                           ========    =======   =========   ========

See accompanying notes.

                              AT HOME CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                               -------------------
                                                                  1998       1997
                                                               ---------   --------
                                                               RESTATED
CASH USED IN OPERATING ACTIVITIES
Net loss.....................................................  $ (79,275)  $(34,698)
Adjustments to reconcile net loss to cash used
 in operating activities:
   Amortization of deferred compensation.....................        765        804
   Depreciation and amortization.............................      9,538      5,311
   Amortization of distribution agreements...................     37,963         --
   Cost of distribution agreements...........................      8,827         --
   Changes in assets and liabilities:
     Accounts receivable.....................................     (5,794)      (440)
     Other assets............................................     (4,739)    (1,794)
     Accounts payable........................................      4,019       (355)
     Accrued compensation and related expenses...............        211        351
     Deferred revenues.......................................      3,113      1,853
     Other accrued liabilities...............................      2,607      4,680
     Other long-term liabilities.............................     (1,736)       104
                                                               ---------   --------
Cash used in operating activities............................    (24,501)   (24,184)

CASH USED IN INVESTING ACTIVITIES
Purchase of short-term cash investments......................    (86,055)   (74,644)
Sales and maturities of short-term cash investments..........     63,613      8,066
Purchase of property, equipment and improvements,
 net of leases...............................................    (11,751)    (7,678)
                                                               ---------   --------
Cash used in investing activities............................    (34,193)   (74,256)

CASH PROVIDED BY FINANCING ACTIVITIES
Proceeds from issuance of convertible preferred stock........         --     46,528
Proceeds from issuance of common stock.......................    128,297     99,919
Proceeds from capital lease financing........................         --      5,630
Payments on capital lease obligations........................     (8,979)    (4,477)
Repayment of notes receivable from stockholders..............        294        177
                                                               ---------   --------
Cash provided by financing activities........................    119,612    147,777
                                                               ---------   --------
Net increase in cash and cash equivalents....................     60,918     49,337
Cash and cash equivalents, beginning of period...............     44,213      9,709
                                                               ---------   --------
Cash and cash equivalents, end of period.....................  $ 105,131   $ 59,046
                                                               =========   ========
SUPPLEMENTAL DISCLOSURES
Interest paid................................................  $   1,676   $    579
                                                               =========   ========
Acquisition of equipment under capital leases................  $   8,969   $ 12,882
                                                               =========   ========
Financing of acquisition of other assets.....................  $      --   $  1,299
                                                               =========   ========
Notes receivable from stockholders issued in connection with
 exercise of stock options and restricted stock purchases....  $      --   $    342
                                                               =========   ========
Issuance of common stock warrants in connection with the
 Cablevision agreements......................................  $  83,320   $     --
                                                               =========   ========

See accompanying notes.

                              AT HOME CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited and restated)

NOTE 1.  RESTATEMENT AND BASIS OF PRESENTATION

The accompanying restated condensed consolidated balance sheets as of September 30, 1998 (unaudited) and December 31, 1997, the accompanying restated unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 1998 and the accompanying restated unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 1998 and September 30, 1997 have been restated to record and amortize a long-term asset associated with the distribution agreement with Cablevision Systems Corporation in October 1997 which amounts had been previously expensed. As a result of this restatement, the condensed consolidated balance sheet as of September 30, 1998 and condensed consolidated results of operations for the three and nine months ended September 30, 1998 have been restated as follows:

                                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                               SEPTEMBER 30, 1998         SEPTEMBER 30, 1998
                                                           --------------------------   -------------------------
                                                                 (IN THOUSANDS EXCEPT PER SHARE INFORMATION)
                                                           AS PREVIOUSLY                AS PREVIOUSLY
                                                             REPORTED       RESTATED      REPORTED      RESTATED
                                                           -------------  -----------   -------------  ----------
Cost and amortization of distribution agreements........   $        --    $  13,628     $  83,320      $  46,790
Total costs and expenses................................        24,934       38,562       148,086        111,556
Loss from operations....................................       (11,119)     (24,747)     (119,278)       (82,748)
Net loss................................................        (9,659)     (23,287)     (115,805)       (79,275)
Basic and diluted net loss per share....................         (0.08)       (0.20)        (1.02)         (0.70)

                                                               SEPTEMBER 30, 1998
                                                           --------------------------
                                                             AS PREVIOUSLY
                                                                REPORTED    RESTATED
                                                           --------------------------
Distribution agreements, net............................   $        --    $ 199,875
Total assets............................................       266,596      466,471
Accumulated deficit.....................................      (361,198)    (161,323)
Total liabilities and stockholders' equity..............       266,596      466,471

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

The computation of basic and diluted net loss per share is as follows:

                                            THREE MONTHS ENDED         NINE MONTHS ENDED
                                              SEPTEMBER 30,              SEPTEMBER 30,
                                          ---------------------     ----------------------
                                             1998        1997          1998         1997
                                          --------     --------     ---------     --------
                                          (RESTATED)                (RESTATED)
Net loss................................  $(23,287)    $(11,894)    $ (79,275)    $(34,698)
                                          ========     ========     =========     ========

Weighted average shares of common
 stock outstanding......................   115,073       11,854       113,089        5,939

Pro forma common equivalent shares
 from convertible preferred stock.......        --       95,252            --       95,252
                                          --------     --------     ---------     --------

Shares used in per
 share calculations.....................   115,073      107,106       113,089      101,191
                                          ========     ========     =========     ========

Basic and diluted net
 loss per share.........................  $  (0.20)    $  (0.11)    $   (0.70)    $  (0.34)
                                          ========     ========     =========     ========

NOTE 3. DEPRECIATION AND AMORTIZATION INCLUDED IN COSTS AND EXPENSES

The components of the Company's depreciation and amortization included in costs and expenses are as follows:

                                          THREE MONTHS ENDED         NINE MONTHS ENDED
                                            SEPTEMBER 30,               SEPTEMBER 30,
                                        ----------------------     ----------------------
                                          1998          1997          1998         1997
                                        --------      --------     ---------     --------
Amortization of deferred compensation.. $    255      $    326     $     765     $    804

Depreciation and amortization..........    3,710         2,086         9,538        5,311
Amortization of distribution
 agreements............................   13,628            --        37,963           --
                                        --------      --------     ---------     --------

                                        $ 17,593      $  2,412     $  48,266     $  6,115
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

The components of the Company's comprehensive loss are as follows:

                                          THREE MONTHS ENDED       NINE MONTHS ENDED
                                              SEPTEMBER 30,          SEPTEMBER 30,
                                         --------------------    ---------------------
                                           1998        1997        1998         1997
                                         --------    --------    ---------    --------
                                        (RESTATED)                 (RESTATED)
Net loss...............................  $(23,287)   $(11,894)   $ (79,275)   $(34,698)

Unrealized gain (loss) on investments..    (2,037)         --          938          --
                                         --------    --------    ---------    --------

Comprehensive loss.....................  $(25,324)   $(11,894)   $ (78,337)   $(34,698)
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

As of September 30, 1998 warrants to purchase 10,231,298 shares of Series A Common Stock at $0.50 per share were exercisable under this Agreement.

The fair value of the exercisable warrants, $247.1 million, has been recorded as Distribution agreements, net in the accompanying balance sheet and is being amortized over the remaining term of the exclusivity obligations of Cablevision under the Agreement. The amount of accumulated amortization as of September 30, 1998 was $47.2 million.

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

Warrants to purchase 350,000 shares of Series A Common Stock at $10.50 per share were exercisable as of September 30, 1998. During the three months ended March 31, 1998, the Company recorded a non-cash charge to operations of $8.8 million which based on the fair value of such warrants to purchase 350,000 shares of Series A Common Stock which became exercisable during the period as a result of the achievement of certain performance milestones. Such charges are included in Cost and amortization of distribution agreements in the accompanying condensed consolidated statements of operations. The remaining warrants will become exercisable if and when certain performance milestones are achieved by Rogers or Shaw.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (RESTATED)

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. These forward-looking statements are subject to significant risks and uncertainties, including those identified in the section of this Form 10-Q/A entitled "Factors That May Affect Future Operating Results," in the Company's 1997 Annual Report on Form 10-K/A filed with the SEC on February 8, 1999, and in the Company's Form S-3 for its public stock offering filed with the Securities and Exchange Commission ("SEC") on August 12, 1998, which may cause actual results to differ materially from those discussed in such forward-looking statements. Any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q/A with the SEC. Readers are urged to review and consider carefully the various disclosures made by the Company in this report and in the Company's other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect the Company's business.

On January 11, 1999, the Company announced that it would restate its financial statements for the year ended December 31, 1997 and the quarters ended December 31, 1997, and March 31, June 30 and September 30, 1998 to reflect a change in accounting relating to a distribution agreement with Cablevision Systems Corporation entered into in October 1997. This amended filing contains restated financial information and related disclosures for the year ended December 31, 1997 and the nine months ended September 30, 1998 (See Note 1 to Condensed Consolidated Financial Statements).

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

As of September 30, 1998 warrants to purchase 10,231,298 shares of Series A Common Stock at $0.50 per share were exercisable under this Agreement.

The fair value of the exercisable warrants, $247.1 million, is included in Distribution agreements, net in the accompanying balance sheet and is being amortized over the remaining term of the exclusivity obligations of Cablevision under the Agreement. The amount of accumulated amortization as of September 30, 1998 was $47.2 million.

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

Warrants to purchase 350,000 shares of Series A Common Stock at $10.50 a share were exercisable as of September 30, 1998. During the three months ended March 31, 1998, the Company recorded a non-cash charge to operations of $8.8 million based on the fair value of warrants to purchase 350,000 shares of Series A Common Stock which became exercisable during the period as a result of the achievement of certain performance milestones. Such charges are included in Cost and amortization of distribution agreements in the accompanying condensed consolidated statements of operations.

To the extent that any of the Cable Partners become eligible to exercise their warrants, the Company's stockholders would experience additional dilution. The Company also may issue additional stock, or warrants to purchase stock, at less than fair market value in connection with its efforts to expand its distribution of the @Home service to other cable operators.

As of September 30, 1998, the Company had expended approximately $187.2 million on capital expenditures and operating costs and expenses to design, build and maintain the @Home Broadband Network and the corporate infrastructure necessary to support the roll-out and maintenance of the @Home and @Work services. The Company currently intends to increase its capital expenditures as well as its operating and sales and marketing expenditures in order to expand its network to support additional expected subscribers in existing and future markets and to provide the Company's services to a growing number of potential subscribers. To the extent that cable modems are successfully marketed in the future through retail and other mass-market channels, additional expenditures customary in this channel could be incurred. As a result, the Company expects to continue to incur additional substantial net losses for the foreseeable future. The Company has incurred net losses from operations in each fiscal period since its inception and, as of September 30, 1998, had an accumulated deficit of $105.3 million (before the $56 million of charges and amortization recorded in the first quarter of 1998 and the fourth quarter of 1997 in connection with the distribution agreements), and an accumulated deficit of $161.3 million, including these charges.

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

                                              THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                 SEPTEMBER 30,                      SEPTEMBER 30,
                                        -----------------------------     ------------------------------
COSTS AND EXPENSES                       1998        CHANGE     1997        1998      CHANGE       1997
------------------                      -------      ------   -------     --------    ------     -------
                                        (RESTATED)                        (RESTATED)
Operating Costs                         $12,256       98%     $ 6,203     $ 30,969     102%      $15,368

Product Development
 and Engineering                          4,588       46%       3,137       12,052      43%        8,411

Sales and Marketing                       4,978       70%       2,937       12,834      46%        8,815

General and Administrative                3,112        8%       2,861        8,911      18%        7,521
                                        -------               -------     --------               -------

Total Costs and Expenses Before
   Costs and Amortization of
   Distribution Agreements               24,934       65%      15,138       64,766      61%       40,115

Costs and Amortization of
   Distribution Agreements               13,628       N/A          --       46,790     N/A            --
                                        -------               -------     --------               -------

Total Costs and Expenses                $38,562      155%     $15,138     $111,556   178.1%      $40,115
                                        =======               =======     ========               =======

Total Costs and Expenses. Total costs and expenses, before the non-cash charge of $13.6 million related to the amortization of the distribution agreement, for the three months ended September 30, 1998 were $24.9 million compared to $15.1 million for the corresponding period of 1997. The period over period increase of $9.8 million was primarily a result of: operating costs associated with the expansion and deployment of the @Home Broadband Network to support both @Home and @Work services; customer service and operations investments; costs associated with development work for domestic cable system operators; and costs associated with the development of international operations. Total costs and expenses for the quarter rose 65% period over period compared to revenue growth of 624%. The Company believes continued expansion of operations as well as its network infrastructure is critical to the achievement of its goals and anticipates that costs and expenses will continue to increase significantly in each quarter for the foreseeable future.

Total costs and expenses for the nine months ended September 30, 1998, before the non-cash charge and amortization of $46.8 million related to the fair value of common stock warrants issued to cable system operators in connection with distribution agreements, increased to $64.8 million from $40.1 million for the nine months ended September 30, 1997. Total costs and expenses for the nine months rose 61% period over period compared to revenue growth of 671%.

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

Net Loss. The net loss, before the non-cash charges and amortization related to the distribution agreement, for the three months ended September 30, 1998 was $9.7 million, as compared to $11.9 million for the corresponding period of 1997. The decrease in net loss for the quarter of $2.2 million was primarily attributable to revenues increasing faster than expenses and to the increase in net interest income. The Company anticipates that the quarterly net loss, excluding potential charges such as those relating to distribution agreements and other potential performance-based warrant charges, will continue to decline during the fourth quarter of 1998 as sequential revenues grow at a faster rate than sequential expenses.

For the nine months ended September 30, 1998, the net loss, before the charge and amortization for the fair value of common stock warrants issued to cable system operators in connection with distribution agreements, was $32.5 million, as compared to $34.7 million for the corresponding period of 1997. Including the non-cash charge of $46.8 million, the net loss for the nine months ended September 30, 1998 was $79.3 million. This compares to a net loss of $34.7 million for the corresponding period of 1997.

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

Net cash used in operating activities for the nine months ended September 30, 1998 was $24.5 million, primarily as a result of the net loss of $79.3 million before being partially offset by non-cash charges and amortization related to distribution agreements of $46.8 million and depreciation and amortization of $10.3 million. Net cash used in operating activities for the nine months ended September 30, 1997 was $24.2 million, primarily as a result of the net loss of $34.7 million, partially offset by depreciation and amortization of $5.3 million.

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

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

UNPROVEN BUSINESS; NO ASSURANCE OF PROFITABILITY

The Company was incorporated in March 1995, commenced operations in August 1995, and has incurred net losses from operations in each fiscal period since its inception. As of September 30, 1998, the Company had an accumulated deficit of $105.3 million (before the $56.0 million of charges recorded in the fourth quarter of 1997 and first nine months of 1998 in connection with the distribution agreements), and an accumulated deficit of $161.3 million, including the charges and amortization relating to these agreements. In addition, the Company currently intends to increase its capital expenditures and operating expenses in order to expand its network to support additional expected subscribers in existing and future markets, to support the continued roll-out of its @Work services and to market and provide the Company's services to a growing number of potential subscribers. As a result, the Company expects to incur additional substantial operating and net losses for the foreseeable future. The profit potential of the Company's business model is unproven. The @Home service was only available in portions of 44 geographic markets as of September 30, 1998 and may not achieve broad consumer or commercial acceptance. Although approximately 1,600 organizations have agreed to utilize @Work services as of September 30, 1998, @Work services may not achieve broad commercial acceptance and the current rate of deployment for @Work services may not be sustained. The Company has difficulty predicting whether the pricing models for its Internet services will prove to be viable, whether demand for its Internet services will materialize at the prices it expects its Cable Partners to charge (for the @Home service) or the prices it or the Cable Partners charge (for @Work services), or whether current or future pricing levels will be sustainable. If such pricing levels are not achieved or sustained or if the Company's services do not achieve or sustain broad market acceptance, the Company's business, operating results and financial condition will be materially adversely affected. There can be no assurance that the Company will ever achieve favorable operating results or profitability.

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

    27.1 Restated Financial Data Schedule for the nine months ended September 30, 1998