Form 10-K405
period 1998-12-31
AT HOME CORP
filed 1999-02-19
CIK 1020620

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                         COMMISSION FILE NO. 000-22697

                              AT HOME CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      77-0408542
       (STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
        INCORPORATION OR ORGANIZATION)

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                                              AS OF JANUARY 31, 1999
                                                              ----------------------
Aggregate market value of the voting stock held by
  non-affiliates of the registrant based on the closing bid
  price of such stock:......................................      $4,698,327,500
Number of shares of Series A Common Stock outstanding:......         106,355,301
Number of shares of Series B Common Stock outstanding:......          15,400,000
Number of shares of Series K Common Stock outstanding:......           2,609,707

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders to be filed by April 30, 1999 are Incorporated by Reference into Part III (Items 10, 11, 12, and 13) hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              AT HOME CORPORATION

                        1998 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----

                           PART I
Item 1. Business............................................     3
Item 2. Properties..........................................    14
Item 3. Legal Proceedings...................................    15
Item 4. Submission of Matters to a Vote of Security
  Holders...................................................    15

                                    PART II

Item 5. Market for Registrant's Common Equity and Related
  Shareholder Matters.......................................   15
Item 6. Selected Financial Data.............................   16
Item 7. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................   17
Item 8. Financial Statements and Supplementary Data.........   40
Item 9. Changes in and Disagreements With Accountants on
  Accounting and Financial Disclosure.......................   40

                                    PART III

Item 10. Directors and Executive Officers of the
  Registrant................................................   40
Item 11. Executive Compensation.............................   40
Item 12. Security Ownership of Certain Beneficial Owners and
  Management................................................   40
Item 13. Certain Relationships and Related Transactions.....   41

                                    PART IV

Item 14. Exhibits, Financial Statements, Financial Statement
  Schedule and Reports on Form 8-K..........................   41
SIGNATURES..................................................   45

                                     PART I

ITEM 1.

                                    BUSINESS

     This annual report contains forward-looking statements relating to future events or financial results, such as statements indicating that "we believe," "we expect" or "we anticipate" that certain events may occur or certain trends may continue, and similar statements relating to future events or financial results. These forward-looking statements are subject to material risks and uncertainties as indicated under the caption "Risk Factors." Actual results could vary materially as a result of a number of factors including those set forth in "Risk Factors" and elsewhere in this report.

     We are the leading provider of broadband Internet services over the cable television infrastructure to consumers. By virtue of our relationships with 18 cable companies in North America and Europe, we have access to approximately
58.7 million homes, which includes exclusive access to over 50% of the households in the United States and Canada. We also provide broadband Internet services to businesses over both the cable television infrastructure and digital telecommunications lines.

     Our primary offering, the @Home service, allows residential subscribers to connect their personal computers via cable modems to a high-speed Internet backbone network developed and managed by us. This service enables subscribers to receive the "@Home Experience," which includes Internet service over hybrid fiber co-axial, or HFC, cable at transmission speeds up to 100 times faster than typical dial-up connections, "always on" connection and rich multimedia programming through our broadband Internet portal. The technology foundation of the @Home Experience is our scalable, distributed, intelligent network architecture (our broadband network), a "parallel Internet" that optimizes traffic routing, improves security and consistency of service, and facilitates end-to-end network management, enhancing our ability to address performance bottlenecks before they affect the user experience.

     Our @Media group has established the @Home launch screen as the leading broadband Internet portal, providing a gateway to compelling multimedia and electronic commerce offerings on the Internet. To date, the @Home Experience has generated greater page views per subscriber than are reported by the leading narrowband Internet portal companies. Our @Media group works with content providers to facilitate the creation of rich multimedia broadband content delivered through the @Home portal and to facilitate online transactions and services for @Home subscribers. Multimedia content offerings include on-demand video clips from partners such as Bloomberg and CNN Interactive, on-demand music and CD previews provided by our Tune-In service and low-latency multiplayer gaming from SegaSoft. Electronic commerce partners include Amazon.com, the leading online bookseller, BuyDirect.com, an online software distributor, and Travelocity, a leading online travel site. Our @Media group also sells advertising on a cost per thousand impressions, or CPM, basis as well as on a sponsorship basis. We had 57 advertisers in the fourth quarter of 1998, including Ford, Godiva, Intel, Kodak, Lands' End, Lexus, Mercedes Benz and Starbucks.

     For businesses, our @Work services provide a platform for Internet, intranet and extranet connectivity solutions and networked business applications over both cable infrastructure and digital telecommunications lines. In order to accelerate deployment of the @Work connectivity and hosting solutions into major U.S. metropolitan areas, we have established strategic relationships with Teleport Communications Group, the country's largest competitive local exchange carrier and a subsidiary of AT&T, Northpoint, a provider of digital subscriber line services to businesses, and Exodus, a provider of Internet hosting and network management services. By combining our broadband distributed network architecture with cable, telephone and technology relationships, the @Work services provide a compelling platform for nationwide delivery of network-based business applications. We have developed this platform at a low incremental cost by leveraging our existing broadband network investment. We currently provide @Work services to nearly 1,700 businesses.

     We have entered into distribution arrangements for our @Home service with 16 cable companies in North America whose cable systems pass approximately 57.3 million homes -- Tele-Communications, Inc., Cablevision Systems Corp., Comcast Corporation, Cox Communications, Inc., Rogers Cablesystems Limited, Shaw Cablesystems Ltd., Bresnan Communications Company, Century Communications Corp., Cogeco

Cable, Inc., Garden State Cable, Insight Communications, InterMedia Partners IV L.P., Jones Intercable, Inc., Lenfest Communications Inc., Marcus Cable Operating Company, L.P. and Midcontinent Cable Co. Some of these distribution arrangements are subject to the completion of definitive agreements. As of December 31, 1998, approximately 13.2 million of the homes served by these cable partners were passed by upgraded two-way HFC cable, and we believe that our cable partners will complete the upgrade of systems passing a majority of their homes within four years. In order to shorten time to market for cable operators, we provide a turnkey solution, which includes not only a technology platform and a national brand, but also ongoing marketing, customer service, billing and product development support. As of December, 1998, we had launched the @Home service through our cable partners in portions of 59 cities and communities in the United States and Canada and have approximately 331,000 subscribers.

     As part of our strategy to expand into international markets, we have entered into agreements for the distribution of our @Home service by Edon and Palet Kabelcom in the Netherlands. We have entered into an agreement with Intel to create a limited partnership whereby Intel will invest $20 million in @Home Benelux, which operates under the trade name @Home Nederland, to help speed the deployment of broadband services in the Netherlands. We have also initiated distribution programs with leading consumer electronics retailers and computer manufacturers, including CompUSA, Compaq and Dell, to facilitate the sale of the @Home service and cable modems compliant with the new DOCSIS cable modem standard. In addition, we are working with CableLabs and National Digital Television Center, a subsidiary of TCI, to develop advanced digital set-top boxes to provide broadband Internet access via television sets and to accelerate transformation of the Internet into a mass medium.

RECENT EVENTS

     Acquisition of Excite, Inc. On January 19, 1999, we agreed to acquire Excite, Inc. and to issue shares of our Series A common stock, including shares issuable upon the exercise of Excite options and warrants, valued at approximately $6.7 billion at the time of the announcement of the acquisition. Excite is a global Internet media company that attracts approximately 17 million visitors monthly to its www.excite.com and www.webcrawler.com portal Web sites. Excite is based in Redwood City, California. Under the merger agreement, we will issue approximately 1.0419 shares of our Series A common stock in exchange for each outstanding share of Excite common stock. As a result, assuming no exercise of Excite or our outstanding options and warrants, former shareholders of Excite will own approximately 30% of the outstanding shares of our Series A common stock. The acquisition will be accounted for as a purchase and is expected to close in the second quarter of 1999. Although our and Excite's boards of directors have approved the transaction, the acquisition is subject to several conditions, including approval by both companies' stockholders and the expiration of applicable waiting periods under certain antitrust laws. Therefore, there is a risk that the merger may not be consummated, and, even if the merger is consummated, we will face challenges integrating Excite's business with ours.

     Backbone Capacity Contract with AT&T. On January 5, 1999, we announced that we had entered an agreement with AT&T to create a nationwide Internet Protocol network utilizing AT&T's backbone to cost-effectively support broadband services throughout North America over the next 20 years. This new backbone facility, which is scheduled to be deployed in mid-1999, represents a 100-fold increase in our backbone capacity and initially will enable us to support up to five million broadband users. AT&T will first provide us with 2 OC-48 channels, each with the capacity to transport 2.5 gigabits per second of data, over a 15,000 mile optical network. The agreement provides for significant expansion of capacity that allows us to take advantage of the rapid evolution of data transport technology.

     Accounting Change for Certain Warrants. Following discussions with the staff of the Securities and Exchange Commission, we will record as intangible assets and amortize ratably over their remaining lives amounts which were previously expensed in connection with our Cablevision distribution agreement. We had recorded non-cash charges to operations of $172.6 million and $74.5 million in the fourth quarter of 1997 and the first quarter of 1998 related to the agreement. We have reversed these previously expensed amounts and recorded the entire $247.1 million as intangible assets, which will be amortized ratably over their remaining lives. We will carry these intangible assets in our financial statements at the lower of its amortized cost or fair value. These adjustments to our financial statements for the year ended December 31, 1997 and for the first three quarters of 1998 resulted in an increase to assets and stockholders' equity at the end of each of these periods. The reversal of the previously recorded charges to operations, less the amortization of the intangible asset, resulted in a decrease to our previously reported net losses for the fourth quarter of 1997 and the first quarter of 1998 and an increase in the previously reported net losses for the second and third quarters of 1998.

     Acquisition of Narrative Communications Corp. On December 30, 1998, we acquired Narrative for approximately 1.3 million shares of Series A common stock, including shares issuable upon the exercise of outstanding Narrative options, valued at approximately $93.8 million. Narrative, a market leader in rich media advertising and direct marketing solutions for the World Wide Web, is based in Waltham, Massachusetts and has nearly 50 employees. Narrative had a net loss of approximately $5.7 million on revenues of approximately $202,000 in 1997 and had a net loss of $5.8 million on revenues of approximately $621,000 through December 30, 1998, the purchase date. The acquisition was accounted for as a purchase, and approximately $92.4 million of the purchase price was allocated to goodwill and other intangible assets and will be amortized over the respective useful lives of those assets, estimated to be 3.5 years. The remainder of the purchase price, $2.7 million, was charged to operations in the fourth quarter of 1998 as purchased in-process research and development.

     Offering of Convertible Subordinated Debentures. On December 28, 1998, we issued $437.0 million of Convertible Subordinated Debentures in a private offering within the United States to qualified institutional investors. The issue price of each $1,000 debenture was $524.64, or 52.464% of principal amount at maturity, and the effective annual interest rate on the debentures, excluding amortization of the issuance cost, is approximately 4%. Each debenture is convertible at the option of the holder at any time prior to maturity into 6.55 shares of our Series A common stock. The debentures mature on December 28, 2018, and interest on the debentures at the rate of 0.5246% per annum on the principal amount due at maturity is payable semiannually commencing June 28, 1999. We raised approximately $22.4 million of net proceeds from the offering. We intend to use the net proceeds of the offering for general corporate purposes, including working capital and capital expenditures, including those associated with domestic and international expansion and additional backbone capacity. A portion of the net proceeds also may be used to acquire or invest in complementary businesses or products or to obtain the right to complementary technologies.

PRODUCTS AND SERVICES

  @Home Service

     Our primary offering is the @Home service, a comprehensive broadband Internet solution that leverages the two-way HFC cable television infrastructure and our technological and programming capabilities to provide the @Home Experience, which we believe is the most compelling consumer Internet experience currently available. By connecting via a cable modem to the @Home broadband network through the local cable infrastructure, subscribers to the @Home service can achieve peak data transmission speeds of 2 to 5 megabits per second, which is over 100 times faster than the peak data transmission speed of a 28.8 kilobits per second dial-up modem. This high bandwidth enables compelling multimedia applications, broadband advertising, online commerce and multiplayer games. The @Home service offering also includes standard Internet service provider functionality, including Web page hosting for subscribers, the ability to create and manage multiple email accounts and remote access. We also offer the ability to share Internet access across multiple PCs in the home for an additional monthly fee. A critical differentiation of the @Home service is that the two-way cable infrastructure is "always on," providing instantaneous access to the Internet and eliminating the need for a time consuming dial-up procedure using the telephone network.

     Our @Media group has established the @Home launch screen as the leading broadband Internet portal, providing a gateway to compelling multimedia and electronic commerce offerings on the Internet. The @Home portal provides the user with access to an array of multimedia content channels, powerful tools and Web-based applications designed specifically to take advantage of our broadband network architecture. We believe that the @Home portal broadens the appeal of online services beyond technology enthusiasts to the mass market by facilitating access to broadband content (such as animated graphics, near-CD-quality audio and video clips) and stimulating persistent usage with timely, dynamic, highly sought-after data streams, as well as by simplifying navigation, increasing the subscriber's knowledge of Internet resources. The @Home portal is organized around a series of channels, which are defined by both topical subjects (such as news, technology, sports or popular culture) and audiences (such as children, game players or shoppers), and which present timely and compelling editorial content. Through the @Home portal, we generate and direct regular audience traffic to @Media and content providers' offerings. The @Home portal includes a variety of tools that allow users to obtain information quickly and easily. For example, the "How Do I" section, which is one click from the @Home portal, provides users with a variety of step-by-step solutions to such tasks as making plane reservations and checking movie schedules. The service also includes a "Member Services" area where the customer can manage accounts and services via a simple graphical interface, and personalized user services such as individualized stock portfolios. We have also recently launched the @Home Assistant, a proprietary @Home software application, which exploits @Home's "always-on" connection to provide "out of browser" one-click access to personalized stock prices, news feeds, local weather, sports scores and dining information. The @Home Experience also permits @Home subscribers to access online services, purchase software and engage in multiplayer gaming and interactive shopping.

     The @Home service is currently offered to consumers in the United States for flat monthly fees generally ranging from $35 to $55, and typically includes a cable modem provided by the cable partner. Installation of the @Home service is provided by the cable partner at prices generally ranging from $75 to $175. Upon installation, each new subscriber's personal computer is configured for the @Home Experience with @Home client software, which provides access to the @Home portal as well as other online services, Internet service providers and Web content. In addition to making the Internet considerably easier to access for consumers, the @Home client software offers advertisers and content providers a rich and consistent client environment for delivering multimedia advertising, content and applications. The @Home client software includes a customized browser from Netscape and other high-performance and multimedia software optimized for the @Home Experience. We also provide a customized version of Microsoft's Internet Explorer, thereby giving subscribers a choice of browsers. We have also initiated a distribution program with leading consumer electronic retailers and computer retailers, including CompUSA, Compaq and Dell, to facilitate the sale of the @Home service and DOCSIS-compliant cable modems.

     In an effort to increase the deployment of our @Home service into North American homes and businesses, we are planning to establish a joint venture with cable operators, technology suppliers and systems integrators to encourage small and medium-sized cable operators to offer the @Home service. The venture would extend our current business model for large cable operators by providing a full range of services, including financing of cable and network equipment, expanded customer service, billing systems and service installation, and marketing support.

     We are currently developing the capability to deliver the @Home Experience to televisions via set-top boxes connected to the cable infrastructure, and thereby meet the needs of a broader market of non-computer users. According to IDC, there are approximately 282 million television sets compared to approximately 66 million personal computers in United States households. In September 1998, we entered into an agreement with TCI's National Digital Television Center pursuant to which we agreed to develop software and provide integration services for TCI's advanced set-top devices that will deliver both digital television and Internet data services. The agreement contemplates that we will provide Internet connectivity for these devices, supply email accounts via geographically dispersed mail servers and provide overall system management for TCI's email services. We also are working with National Digital Television Center on the overall software integration related to TCI's advanced digital set-top devices. See "Risk Factors -- We face challenges associated with our joint development effort with TCI."

  @Work Services

     For businesses, @Work services provide end-to-end managed connectivity for Internet, intranet and extranet solutions over the cable infrastructure and digital telecommunications lines. In addition, @Work is developing a next generation platform to support networked business applications and other value-added data networking solutions such as server hosting and electronic commerce hosting. In order to accelerate deployment of @Work's connectivity solutions in metropolitan areas throughout the United States, we have established a strategic relationship with TCG, the country's largest CLEC, to provide targeted co-location and local telephone circuits for infrastructure and subscriber connectivity. We currently offer two services: @Work Internet and @Work Remote.

     @Work Internet. The @Work Internet service delivers dedicated, high-speed, end-to-end managed Internet connectivity to commercial enterprises over digital telecommunications lines, HFC cable and digital subscriber lines. The @Work Internet service offers dedicated access options at peak data transmission speeds ranging from 56 kilobits per second to 10 megabits per second. These solutions are priced competitively vis-a-vis existing alternatives. As of December 31, 1998, the telco-based @Work Internet service was available in 22 metropolitan markets including Boston, Chicago, Denver, Detroit, Los Angeles, New York, Orange County, Philadelphia, Phoenix, San Diego, San Francisco, Seattle, Vancouver and Washington, D.C. At December 31, 1998, we were providing @Work Internet services to nearly 1,700 businesses, a majority of these over digital telecommunications lines.

     In February 1998, we and Cox announced the availability of the @Work Internet service via Cox's HFC cable infrastructure in Orange County, Phoenix, and San Diego. Businesses in these markets that are passed by two-way HFC cable can connect directly to the @Work Internet service. The @Work Internet HFC service is a shared bandwidth solution that offers peak data transmission speeds of 2 to 5 megabits per second downstream using the @Home broadband network.

     @Work Remote. The @Work Remote Service is our first virtual private networking solution. This solution provides a secure, high-speed method for corporations to extend their local area networks to telecommuters and branch offices via the cable infrastructure. In November 1997, we announced a non-exclusive agreement with TCI, Cox and Comcast to develop, deploy and market @Work Remote in areas served by these cable partners. The @Work Remote service also includes the network equipment and software needed to connect corporate local area networks securely to the @Home broadband network via high-bandwidth local telephone circuits. We offer virtual private network capability between branch offices and corporate headquarters.

     Our future @Work service offerings will leverage our existing connectivity solutions and broadband network architecture to deliver more value-added services to commercial customers. @Work has introduced and will continue to introduce enhanced access services that include increased service level options as well as solutions for companies seeking multiple commercial Internet connections to provide redundancy and load balancing. We also develop and deploy hosting services that allow corporate information technology professionals to outsource certain networking tasks. For example, we introduced a variety of commercial shared Web site hosting and co-location services in the third quarter of 1998. To further this goal, we entered into an agreement in March 1998 with Exodus, a provider of Internet hosting and network management solutions, to develop and deploy @Work-branded shared server hosting solutions. These hosting solutions will also serve as a platform for outsourced network-based, commercial applications and related management services. In addition, by designing each of our regional data centers to include high-availability, high-performance servers and mass storage, we believe that we will have the ability to deliver and facilitate next-generation client-server and distributed-object networked business applications. See "Risk Factors -- We must respond to rapid technological change."

  @Media Services and Technologies

     Our @Media group has established the @Home portal as the leading broadband Internet portal, providing a gateway to compelling multimedia and electronic commerce offerings on the Internet. To date, the @Home Experience has generated greater page views per subscriber than are reported by the leading narrowband Internet portal companies. The @Media group works with content providers to facilitate the creation of rich multimedia broadband content delivered through the @Home portal and to facilitate online transactions and services for our subscribers.

     We believe that growth in our subscriber base will be critical to attracting advertisers. In addition to traditional sales and marketing efforts, we have developed a variety of compelling programming services delivered through the @Home portal in order to drive incremental subscriber revenue and penetration. In addition to receiving advertising fees, the @Media programming services provide a variety of other revenue sources, including fees related to content partnering arrangements. Examples of @Media programming services include:

          Real-Time News and Entertainment Services. Continuously-updated headlines delivered in the News, Sports and Finance @Home channels, and video clips presenting top stories, sports highlights and movie previews. Current @Media partners include Bloomberg and CNN Interactive.

          Interactive Shopping. Evaluate and purchase goods via an interactive multimedia shopping experience. Current @Media partners include Amazon.com, AutoConnect, N2K, PC Connection, QVC, Realtor.com, Reel.Com and Travelocity. In addition, we have partnered with BuyDirect.com to enable @Home users to purchase and download software titles at speeds substantially faster and with greater reliability than a typical dial-up modem.

          High-Speed Multiplayer Gaming. Download and play popular Internet games against other online players, delivered via the @Home Games channel. By combining high speed with very low latency, the @Home broadband network provides an excellent environment for high-quality game play. We have already co-located game servers on our network backbone and are offering multiplayer online games to @Home subscribers from SegaSoft.

          Digital Audio Services. Near-CD-quality audio on various music, talk and event channels (including jazz, rock and 24-hour sports talk) via our Tune-In service. Users can simultaneously listen to the Tune-In service and browse the Internet. Current @Media partners include Bloomberg Radio, CNET Radio, Net Radio, SportsLine and Spinner.com.

          Digital Photography. @Media has established a relationship with Intel to utilize our high bandwidth to create an online photography resource center. The resulting service, Making Pictures, enables users to share their photographs and learn more about the industry migration to digital photography.

          Enhanced Search and Directory Services. Leading search and directory services integrated into the @Home portal. Current @Media partners include Inktomi Corporation, a leading provider of search solutions, and Looksmart International Limited, a leading provider of directory services.

     The @Media group offers a series of technologies to assist advertisers and content providers in delivering compelling multimedia advertising and premium services, including replication and co-location. Replication enables our content partners to place copies of their content and applications locally on the @Home broadband network, thereby reducing the possibility of Internet bottlenecks at the interconnect points. Co-location allows content providers to co-locate their content servers directly on the @Home broadband network. Content providers can then serve their content to @Home subscribers without traversing the congested Internet. For example, CNN and Bloomberg videos are replicated into each of our regional data centers. Also, multiplayer game servers are co-located to enable low-latency online gaming.

     The @Media group sells advertising through several formats including banners, half-banners, and the "B*box," a broadband audio/video advertising space. With the B*box, advertisers are not constrained by the Web banner paradigm and can broaden their creative presentation using video clips, audio and animation. Advertisers have the ability to enhance their message by using multimedia tools and technologies such as Enliven, Flash, Quicktime Video, Real Audio and Shockwave. We derive advertising revenue on a CPM basis as well as on a sponsorship basis. We had 57 advertisers in the fourth quarter of 1998, including Ford, Godiva, Intel, Kodak, Lands' End, Lexus, Mercedes Benz and Starbucks. Advertisers have reported response rates (click-throughs) substantially greater than they currently experience with traditional Web banner advertisements. Advertisers' ability to present more compelling messages to online users has resulted in advertising rates greater than those charged for banner advertising on the Web.

     In addition to revenue derived from advertisements, we have established relationships with certain of our interactive shopping and gaming partners whereby we participate in the revenues or profits for certain transactions on the @Home portal. We also allow certain of our content partners to sponsor certain content channels for a fee.

THE @HOME BROADBAND NETWORK

     We designed the @Home broadband network on the premise that sustainable, high-performance Internet access requires a new, scalable architecture to alleviate Internet bottlenecks and to enable true end-to-end network management capabilities. Residential subscribers access the network primarily through high-speed cable modems, which attach to their personal computers via a standard Ethernet connection, while businesses can also connect through telecommunications networks. The four key principles of our network strategy are moving data closer to the user, end-to-end network management, "always-on" service and scalability.

     Moving Data Closer to the User. The @Home broadband network utilizes caching and replication technologies to move the information that a subscriber requests close to the subscriber. Local caching reduces backbone network traffic, enabling the @Home broadband network to overcome a fundamental weakness of the Internet's duplicative data transfers. For example, when a subscriber downloads a video clip from a Web site, the user must "pull" data across the Internet from that Web site to the user's Internet service provider and finally to the user's computer. If the user's neighbor requests the same video clip from that Web site, the neighbor must pull the same data across a similar path. In contrast, our approach would move the video clip over our high-speed backbone only once in a given geographic area and retain it in a local cache near the user's home where it could be accessed by every subscriber within that area without retransmission over the backbone. This more cost-effective approach simultaneously improves the end user's performance and reduces traffic volume across the backbone.

     End-to-End Network Management. We achieve end-to-end network management through our proactive network quality, service and performance management systems. The @Home broadband network provides visibility from our servers (or content partners' servers) across the backbone and all the way to the subscriber's home. Because the @Home broadband network is centrally managed, we can dynamically identify and enhance network quality, service and performance, or address issues before they affect the user experience.

     "Always On" Service. The @Home broadband network is "always on," unlike switched technologies such as dial-up and ISDN. The user is always connected to the Internet as long as his or her computer and cable modem are on. This eliminates the need for a time-consuming connection process, as with a dial-up service, and changes the way the customer uses the Internet.

     Scalability. The @Home service is architected to be scalable to handle increasing numbers of subscribers without degradation. Although users in the same service area share high-bandwidth access (much like corporate LANs), which may limit the effective bandwidth that is available to a given subscriber at a given time, this shared connection is particularly efficient and well suited to the sporadic nature of Internet traffic, where browsing tends to consume bandwidth in discrete bursts intermixed with periods of inactivity. As subscriber penetration increases, the cable operator has multiple cost-effective alternatives to increase capacity, including allocating additional 6 MHz channels for the @Home service or reducing the number of subscribers sharing a given bandwidth by adding nodes, with each node serving a smaller number of subscribers over the same fiber-optic infrastructure.

     The primary components of the @Home broadband network are our high-speed private national backbone, regional data centers, regional networks, headends (including caching servers), network connections and cable modems and the Network Operations Center.

          Private National Backbone. We operate our own private national backbone, which consists of a network of high-speed asynchronous transfer mode communications services that we lease to connect our regional data centers and regional networks with content providers and the Internet. These services currently operate at a speed of 45 megabits per second and can be upgraded to 155 megabits per second or higher. This backbone can be viewed as a high-speed "parallel Internet" that connects via our routers to the Internet at multiple network access points with "Tier-One" peering status, which permits us to exchange Internet traffic with other nationwide Internet service providers. In January 1999, we announced that we had entered an agreement with AT&T to create a nationwide Internet Protocol network utilizing AT&T's backbone to cost-effectively support ubiquitous broadband services throughout North America over the next 20 years. This new backbone facility, which is scheduled to be deployed in mid-1999, represents a 100-fold increase in our backbone capacity and initially will enable us to support up to five million broadband users.

          Regional Data Centers. The regional data centers act as service hubs for defined geographic areas, such as major metropolitan areas, providing key services, including email, news groups and chat facilities, to subscribers, managing network performance proactively, replicating content and applications, and providing a cost-efficient infrastructure to cache and multicast data throughout a region and to house local content and subscribers' Web pages. We use "high availability" servers from Sun Microsystems, Inc. in our regional data centers for these mission-critical activities. We have deployed regional data centers in 19 geographic areas as of December 31, 1998.

          Regional Networks. The regional networks consist of network routers and switches that interconnect our regional data centers and national backbone to multiple cable headend facilities at speeds of 45 megabits per second to 155 megabits per second. These networks generally take advantage of cable operators' fiber optic infrastructures that are normally used to transport cable television signals from a consolidated master headend facility to other headends within a region. This approach often allows us to avoid the high cost of leasing conventional high-speed communication services from local telephone companies when deploying high-speed connectivity in a region.

          Headends. The cable system headends are connected to each regional data center through the regional network. In order to move data as close to the subscriber as possible and to avoid repetitive transmission of the same data, the headends employ high-performance caching servers that store frequently accessed content locally, thereby greatly reducing the amount of data transmission (and corresponding transport costs) in higher layers of the network. In addition, local caching servers can compile far more comprehensive usage data than is normally attainable on the Internet, which can be used for network troubleshooting, tuning performance and tailoring the @Home service.

          Network Connections. The last leg of the network connection is from the headend to the consumer over a cable operator's HFC cable system. Multiple fiber optic lines carry the signal from the headend out to cable nodes in each neighborhood, which in turn connect through traditional coaxial cable to the home. These fiber optic nodes typically service from 300 to 2,000 homes in a relatively modern cable system. In such a system, each television channel requires 6 MHz of the 450-750 MHz of total system capacity. Downstream transmission of the @Home service utilizes a similar channel. Upstream transmission, however, utilizes a frequency range not used for traditional broadcast by cable systems. This range is more prone to interference than downstream channels, which effectively limits the peak upstream transmission speed.

          Cable Modems. In the home, a cable modem connects to the cable television coaxial wiring and attaches to the user's personal computer via standard Ethernet connections. While peak data transmission speed of a cable modem depends on the specific model and can approach 10-27 megabits per second downstream and 0.7-10 megabits per second upstream, the performance that subscribers actually experience is often constrained by the capacity of their personal computers, the capacity of the server being accessed and the type of network architecture utilized. In addition, in some markets, we have limited users' upstream bandwidth in order to prevent user abuse, and we expect to continue to limit upstream bandwidth in additional portions of our network. The North American cable industry has adopted DOCSIS to support the delivery of data services utilizing interoperable cable modems. We believe that this new standard and the distribution of DOCSIS-compliant modems through computer retailers will facilitate the growth of the cable modem industry and the availability of lower cost interoperable cable modems through retail channels. See "Risk Factors -- The scalability, speed and security of our network is unproven" and "-- We depend on two-way cable modems based upon a new industry standard."

          Network Operations Center. We provide end-to-end network management through our Network Operations Center. The Network Operations Center uses advanced network management tools and systems to monitor the network infrastructure on a 24 x 7 basis, enhancing its ability to address performance bottlenecks before they affect the user experience. From the Network Operations Center, we can manage the @Home broadband network from end-to-end, including the backbone, regional data centers, regional networks, headend facilities, servers and other components of the network infrastructure to the user's home. See "Risk Factors -- Our dependence on our network exposes us to a significant risk of system failure."

     We also utilize certain key technologies from third parties to build and manage the @Home broadband network. In particular, we have established strategic relationships with AT&T for network backbone capacity, Sun Microsystems for high availability servers, Silicon Graphics for caching servers, Cisco Systems, Inc. for network routing and switching hardware, Sprint for national switched ATM backbone services, Objective Systems Integrators, Inc. for network management software, Tivoli Systems Inc. for systems management software to operate regional data centers remotely, Oracle Corporation for advanced database management software, Microsoft and Netscape and for server and browser software, Inktomi for proxy and caching software and Software.com for efficient mail delivery. See "Risk Factors -- We must respond to rapid technological change" and "-- The scalability, speed and security of our network is unproven."

PRODUCT DEVELOPMENT AND ENGINEERING

     Our product development and engineering efforts focus on: (1) design and development of new technologies and products to increase the speed and efficiency of our broadband network architecture and to facilitate the development and distribution of high bandwidth content and commercial value-added applications; (2) adaptation of our network services for use over non-HFC access technologies, such as digital subscriber line; (3) development of software tools and enabling platforms for the creation and distribution of enhanced content optimized for our broadband network; and (4) porting the appropriate components of the @Home Experience to TV-based Internet devices and developing software, email support and related services for these devices. See "Risk Factors -- We face challenges associated with our joint development effort with TCI."

     Our product development and engineering expenses for the years ended December 31, 1996, 1997 and 1998 were $6.3 million, $12.0 million and $17.0 million.

STRATEGIC DISTRIBUTION RELATIONSHIPS

     Strategic Relationships with North American Cable Partners. We have strategic relationships with 16 cable companies whose systems pass approximately
57.3 million homes in North America. Subject to certain exceptions, TCI, Comcast, Cablevision and Cox have granted us the exclusive right to offer high-bandwidth residential consumer Internet services over their cable systems until June 4, 2002. Rogers and Shaw have agreed to market and promote the @Home service in Canada on an exclusive basis. Our other cable partners in North America have entered into agreements to distribute the @Home service on an exclusive basis through certain of their cable systems. See "Risk Factors -- Our cable partners are not generally obligated to carry our services, and the exclusivity obligations that prevent them from carrying competing services are limited and may be terminated."

     Of the 57.3 million homes, approximately 13.2 million were passed by upgraded two-way HFC cable as of December 31, 1998, and we believe that our cable partners will complete the upgrade of systems passing a majority of their homes within four years. Our cable partners have announced and begun to implement major infrastructure investments in order to deploy two-way HFC cable. However, certain of our cable partners have limited experience with these upgrades, and these investments have placed a significant strain on the financial, managerial, operating and other resources of our cable partners, most of which are already highly leveraged. Therefore, these infrastructure investments have been, and we expect will continue to be, subject to change, delay or cancellation. Although our commercial success depends on the successful and timely completion of these infrastructure upgrades, most of our cable partners are under no obligation to upgrade systems or to introduce, market or promote our services. See "Risk Factors -- We depend on our cable partners to upgrade to the two-way cable infrastructure necessary to support our @Home service; the timing and availability of these upgrades are uncertain" and "-- Our principal cable partners may dispose of their cable systems, which would reduce our potential subscriber base."

     As of December 31, 1998, we had approximately 331,000 subscribers in the United States and Canada, including recently acquired Internet subscribers served by Jones and Cogeco that are being converted to the @Home service. As of December 31, 1998, our cable partners had launched the @Home service in portions of the cities and communities set forth in the following table.

-----------------------------------------------------------------------------
CABLE PARTNERS                       CITIES & COMMUNITIES
-----------------------------------------------------------------------------
  BRESNAN        Bay City, MI
-----------------------------------------------------------------------------
  CABLEVISION    Long Island, NY
                 Norwalk, CT
-----------------------------------------------------------------------------
  COGECO         Toronto, ON                      Windsor, ON
-----------------------------------------------------------------------------
  COMCAST        Atlanta, GA                      Orange County, CA
                 Baltimore, MD                    Philadelphia, PA
                 Charleston, SC                   Sarasota, FL
                 Chesterfield, VA                 Trenton, NJ
                 Detroit, MI
-----------------------------------------------------------------------------
  COX            Hampton Roads, VA                Orange County, CA
                 Hartford, CT                     Phoenix, AZ
                 New Orleans, LA                  Providence, RI
                 Oklahoma City, OK                San Diego, CA
                 Omaha, NE
-----------------------------------------------------------------------------
  GARDEN STATE   Cherry Hill, NJ
-----------------------------------------------------------------------------
  INSIGHT        Jeffersonville, IN
-----------------------------------------------------------------------------
  INTERMEDIA     Greenville/Spartanburg, SC       Nashville, TN
                 Louisville, KY
-----------------------------------------------------------------------------
  JONES          Washington DC Region, VA
-----------------------------------------------------------------------------
  MARCUS         Fort Worth, TX
-----------------------------------------------------------------------------
  ROGERS         Ottawa, ON                       Toronto, ON
                 Southwest Ontario                Vancouver, BC
-----------------------------------------------------------------------------
  SHAW           Calgary, AB                      Richmond Hill, ON
                 Edmonton, AB                     Saskatoon, SK
                 Ft. McMurray, AB                 Victoria, BC
                 Kelowna, BC                      Winnipeg, MB
-----------------------------------------------------------------------------
  TCI            Arlington Heights, IL            Moline, IL
                 Baton Rouge, LA                  Pittsburgh, PA
                 Cedar Rapids, IA                 Portland, OR
                 Dallas, TX                       Rochester, NY
                 Denver, CO                       Royal Oak, MI
                 Des Moines, IA                   San Francisco Bay Area, CA
                 East Lansing, MI                 Seattle, WA
                 Hartford, CT                     Spokane, WA
                                                  Woodhaven, MI
-----------------------------------------------------------------------------

     In order to shorten time to market for cable operators, we provide a turnkey solution, which includes not only a technology platform, but also a national brand, marketing, customer service and billing. This solution enables our cable partners to leverage their respective infrastructures to deliver high-bandwidth interactive data services that represent significant new revenue opportunities. Our cable partners have the additional opportunity to develop and receive all the revenues derived from local content distributed locally through portions of the @Home broadband network to local subscribers. Our cable partners bear the cost of upgrading and maintaining their cable systems to provide high-speed two-way data transmission, installing the @Home service in subscribers' homes, procuring the cable modems needed to interface with the @Home broadband network and local marketing efforts. See "Risk
Factors -- Several factors may inhibit the growth of the @Home Service."

     Under current arrangements with our U.S. cable partners, we receive 35% of both the basic monthly fees and the fees for premium services, and they retain the entire installation payment. In Canada, we receive a smaller percentage of the monthly subscription fees billed by Rogers, Shaw and Cogeco because Rogers, Shaw and Cogeco are responsible for various costs that are not borne by our cable partners in the United States such as the costs of providing additional customer support, data transport within Canada, and national marketing and content programming.

     In international markets, we anticipate that the subscriber pricing and revenue or royalty splits with cable system operators will be different from those that prevail in the United States based on differences in services and content provided by the international cable system operators, data transport costs and regulatory environments. To the extent that we offer terms of distribution and other services to international cable system operators that are more favorable than those offered to the four principal U.S. cable partners, these principal U.S. cable partners have the right to obtain such more favorable terms under a "most favored nation" provision in their distribution agreement with us.

     Strategic Relationships with Cable Partners Outside of North America. On July 15, 1998, we entered into a Joint Venture Agreement with Edon and MEGA Limburg Telediensten N.V. and N.V. PNEM Teleservices, together acting under the trade name Palet Kabelcom (Edon and Palet Kabelcom are each multi-system cable operators in The Netherlands which together cover approximately twenty percent (20%) of homes served by cable in The Netherlands), to create a Netherlands limited liability company known as @Home Benelux B.V. @Home Benelux will deliver a customized version of our Internet services to residential cable subscribers in The Netherlands and, later, throughout the Dutch-speaking Benelux territories. In addition, we have entered into an agreement with Intel to create a limited partnership whereby Intel will invest $20 million in @Home Benelux, which operates under the trade name @Home Nederland, to help speed the deployment of broadband services in the Netherlands. In connection with the formation of @Home Benelux, we have agreed to license to @Home Benelux our core technologies on an exclusive basis in the Dutch-speaking Benelux territories for a period of seven years commencing on the earlier of June 30, 1999 or the date we are first entitled to receive revenue from our 1,000th @Home Benelux subscriber. We will also perform certain management services in connection with the start-up and ongoing operations of @Home Benelux. Edon and Palet Kabelcom have each agreed to the exclusive distribution via their cable networks of our Internet services for a similar time period as the @Home Benelux license. @Home Benelux will also seek to expand its penetration of homes served by cable in the Benelux territories by entering into additional exclusive distribution agreements with other multi-system cable operators. We believe that @Home Benelux will begin delivery of our services to customers in The Netherlands in the first quarter of 1999.

     Agreement with TCG. We have a Master Communications Services Agreement with TCG, the largest CLEC in the United States, which provides high-speed fiber optic telecommunications services to commercial customer sites in metropolitan centers in the United States. Under its agreement with us, TCG provides telecommunications facilities management and network services for the local telecommunications transport requirements of our @Work services. In markets served by TCG networks, TCG provides us with (1) the ability to co-locate our equipment within TCG's network distribution facilities and (2) transport access facilities to and from the co-located equipment, including all services provided completely on TCG's network and services provided through a combination of TCG's network and the network of a third-party local exchange carrier. The agreement provides us with such telecommunications services at rates generally at or below those of competing carriers, and the ability to co-locate our regional data centers within TCG's network distribution facilities at favorable rates. Our access to TCG's fiber optic network and switching infrastructure gives us a nationwide opportunity in the commercial marketplace, which we believe will accelerate the deployment of our @Work services into major United States markets.

     Agreement with Northpoint. In June 1998, we entered into an agreement with Northpoint, a wholesale data CLEC that provides digital subscriber line access to small and medium sized businesses, whereby Northpoint provides "local loops" that represent an additional last-mile transport option for @Work's Internet access and networking offerings. Northpoint currently offers service in Boston, Chicago, metropolitan Los Angeles, New York City, San Diego, the San Francisco Bay Area and Washington D.C. and plans to expand nationally over the next several years. As part of the agreement, we will receive engineering and operational support from Northpoint. In addition, we will have input into Northpoint's launch plans, and the two companies will jointly fund marketing programs. We believe that favorable access to Northpoint's digital subscriber line transport services will facilitate @Work's deployment of cost-effective dedicated commercial Internet access services aimed at small businesses that historically have relied on dial-up or ISDN access options.

     Agreement with Exodus. In March 1998, we entered into an agreement with Exodus, a provider of Internet hosting and network management services, under which Exodus will work with us to develop and implement customized, @Work-branded versions of Exodus' server hosting and network management services solutions that leverage Exodus facilities and infrastructure. We will market and sell these solutions in conjunction with @Work's connectivity and value-added network applications. Additionally, Exodus has committed to market and resell certain @Work commercial connectivity and value-added application solutions. We will also work with Exodus to interconnect our respective networks, allowing us to take advantage of Exodus' series of private and public peering relationships. We believe that favorable access to these hosting capabilities will accelerate the development and implementation of @Work's network-based applications and other services.

EMPLOYEES

     As of December 31, 1998, we had 570 employees, excluding temporary personnel and consultants. Of the total: 96 were employed in networking engineering; 101 were employed in operations; 166 were employed in customer support, sales, marketing and related activities; 69 supported the @Work services; 70 supported the @Media services; 13 supported our international operations; and 55 were employed in general and administration. None of our employees is represented by a labor union, and we consider our relations with our employees to be good. Our ability to achieve our financial and operational objectives depends in large part upon the continued service of our senior management and key technical personnel and our continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such qualified personnel in our industry and geographical location in the San Francisco Bay Area is intense, particularly in software development, network engineering, cable engineering and product management personnel. See "Risk Factors -- We face challenges managing our expanded operations and we depend on key personnel."

ITEM 2. PROPERTIES

     We are headquartered in facilities consisting of approximately 135,000 square feet in Redwood City, California, which we occupy under a 12-year lease. In September 1997 and March 1998, we exercised build-to-suit options requiring the landlord to build additional facilities of approximately 360,000 square feet on adjacent property. All facilities constructed under our build-to-suit options will be subject to leases of up to 15 years in length, have base rent determined in relation to construction costs and will include tenant improvements paid for by us. The build-to-suit options that have been exercised to date provide for monthly rental payments beginning upon the phased completion of the buildings. Occupancy of the first phase is scheduled to occur during the second half of 1999, and occupancy of the second phase is scheduled to occur early in the year 2000. In addition to our build-to-suit options, in December 1998 we exercised our right to purchase one land parcel from the landlord. The purchase price of the exercised option is payable in two installments, one of $278,000, which was paid in December 1998, and a second installment of $5,288,000, which is due in the first half of 1999. We also have smaller offices in Waltham, Massachusetts and Bala Cynwyd, Pennsylvania. The Waltham facility, which we assumed in connection with our acquisition of Narrative and which consists of approximately 10,000 square feet, houses our new Enliven service. The Bala Cynwyd facility is a small sales office that supports our cable partners in the eastern United States and eastern

Canada. We believe that our existing facilities and the facilities we have the right to have built will be adequate to accommodate our growth for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

     We are not aware of any material legal proceedings at December 31, 1998.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders in the fourth quarter of 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Market for Registrant's Common Equity. Our Series A Common Stock is traded on the National Market System of the Nasdaq Stock Market, Inc. under the symbol ATHM. The following table sets forth the range of the high and low sale prices by quarter as reported on the Nasdaq National Market since July 11, 1997, the date our Common Stock commenced trading.

                          QUARTER                              HIGH       LOW
                          -------                             -------    ------
1997 Third Quarter (commencing July 11, 1997)...............  25 5/16    17
1997 Fourth Quarter.........................................  29 3/8     18 7/16
1998 First Quarter..........................................  38 1/8     20 1/2
1998 Second Quarter.........................................  57 1/4     29 3/4
1998 Third Quarter..........................................  54 15/16   23 1/2
1998 Fourth Quarter.........................................  84 3/4     34 1/2

     As of February 5, 1998, the number of stockholders of record was 911. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

     Recent Sales of Unregistered Securities. On November 9, 1998, in connection with our acquisition of Full Force Systems, Inc., we issued 38,190 shares of our Series A common stock to the shareholders of Full Force in a private transaction that was exempt from registration under the Securities Act by virtue of Section 4(2) of the Securities Act.

     On December 28, 1998, we issued $437 million principal amount of Convertible Subordinated Debentures due 2018 in a transaction that was exempt under the Securities Act by virtue of Section 4(2) of the act. Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated and Goldman Sachs & Co. acted as initial purchasers and offered the debentures to qualified institutional investors in the United States in reliance on Rule 144A under the Securities Act and to institutional accredited investors, as defined in Rule 501(a)(1), (2), (3) and (7) under the Securities Act. Each $1,000 debenture is convertible into 6.55 shares of our Series A common stock.

     On December 30, 1998, in connection with our acquisition of Narrative, we issued 1,205,333 shares of our Series A common stock to the Narrative stockholders in a private transaction that was exempt from registration under the Securities Act by virtue of Section 4(2) of the Securities Act, and we will issue options to purchase 141,273 shares of our Series A common stock.

     Use of Proceeds from Sales of Registered Securities. We commenced our initial public offering on July 11, 1997 pursuant to a Registration Statement on Form S-1 (File No. 333-27323). In the offering, we sold an aggregate of 10,350,000 shares of Series A common stock (including 1,350,000 shares sold pursuant to the exercise of the Underwriters' over-allotment option) at an initial price of $10.50 per share. The offering was closed on July 16, 1997.

     Aggregate proceeds from the offering were $108,675,000, which included $14,175,000 in aggregate proceeds due to the exercise of the underwriters' option to purchase shares to cover over-allotments. The

Company paid underwriters' discounts and commissions of $7,607,250 and other expenses of approximately $1,300,000 in connection with the IPO. Our total expenses in the offering were $8,907,250, and our net proceeds were $99,767,750. Of the net proceeds, $12,345,000 has been used for purchases of property, equipment and improvements, $9,292,000 has been used for payments on capital lease obligations, $19,941,000 has been used to fund operating losses and the remainder has been allocated to general working capital requirements.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial data is qualified by reference, and should be read in conjunction with, our Consolidated Financial Statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein. The selected consolidated statement of operations data presented below for the years ended December 31 1998, 1997 and 1996, and the selected consolidated balance sheet data as of December 31, 1998, 1997 and 1996, are derived from our consolidated financial statements that have been included elsewhere in this Form 10-K.

                                                                    YEAR ENDED DECEMBER 31,
                                                            ---------------------------------------
                                                               1998           1997          1996
                                                            -----------    ----------    ----------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues(1)...............................................   $  48,045      $  7,437      $    676
Costs and expenses:
  Operating costs.........................................      46,965        22,459         6,969
  Product development and engineering.....................      17,009        11,984         6,312
  Sales and marketing.....................................      18,091        11,863         6,368
  General and administrative..............................      12,429        10,635         6,054
                                                             ---------      --------      --------
Total costs and expenses before cost and amortization of
  distribution agreements and acquisition costs(2)........      94,494        56,941        25,703
                                                             ---------      --------      --------
Loss from operations before cost and amortization of
  distribution agreements and acquisition costs...........     (46,449)      (49,504)      (25,027)
Interest income, net......................................       6,413         3,033           514
                                                             ---------      --------      --------
Loss before cost and amortization of distribution
  agreements and acquisition costs........................     (40,036)      (46,471)      (24,513)
Purchased in-process research and development.............       2,758            --            --
Cost and amortization of distribution agreements..........     101,385         9,246            --
                                                             ---------      --------      --------
Net loss..................................................   $(144,179)     $(55,717)     $(24,513)
                                                             =========      ========      ========
Pro forma basic and diluted net loss per share............   $   (1.26)     $  (0.54)     $  (0.26)
                                                             =========      ========      ========
Pro forma shares used in per share calculation............     114,240       103,543        96,120
                                                             =========      ========      ========

---------------

(1) Revenues from related parties.........................  $  10,458    $  2,948    $    634
                                                            =========    ========    ========
(2) Depreciation and amortization included in costs and
  expenses................................................  $  15,029    $  8,913    $  1,903
                                                            =========    ========    ========

                                                                    AS OF DECEMBER 31,
                                                              -------------------------------
                                                                1998        1997       1996
                                                              --------    --------    -------
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents, and short-term cash investments.....  $419,289    $120,379    $16,770
Working capital.............................................   390,324     101,390     10,573
Distribution agreements, net of accumulated amortization....   186,247     163,345         --
Total assets................................................   780,631     323,928     33,388
Convertible debentures......................................   229,344          --         --
Capital lease obligations, less current portion and other
  long-term liabilities.....................................    14,356      15,735      5,654
Stockholders' equity........................................   493,866     282,407     18,317

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     We are the leading provider of broadband Internet services over the cable television infrastructure to consumers. By virtue of our relationships with 18 cable companies in North America and Europe, we have access to approximately
58.7 million homes, which includes exclusive access to over 50% of the households in the United States and Canada. We also provide broadband Internet services to businesses over both the cable television infrastructure and digital telecommunications lines.

     Our primary offering, the @Home service, allows residential subscribers to connect their personal computers via cable modems to a high-speed Internet backbone network developed and managed by us. This service enables subscribers to receive the "@Home Experience," which includes Internet service over hybrid fiber co-axial, or HFC, cable at transmission speeds up to 100 times faster than typical dial-up connections, "always on" connection and rich multimedia programming through our broadband Internet portal. The technology foundation of the @Home Experience is our scalable, distributed, intelligent network architecture (our broadband network), a "parallel Internet" that optimizes traffic routing, improves security and consistency of service, and facilitates end-to-end network management, enhancing our ability to address performance bottlenecks before they affect the user experience.

     Our @Media group has established the @Home launch screen as the leading broadband Internet portal, providing a gateway to compelling multimedia and electronic commerce offerings on the Internet. To date, the @Home Experience has generated greater page views per subscriber than are reported by the leading narrowband Internet portal companies. Our @Media group works with content providers to facilitate the creation of rich multimedia broadband content delivered through the @Home portal and to facilitate online transactions and services for @Home subscribers. Multimedia content offerings include on-demand video clips from partners such as Bloomberg and CNN Interactive, on-demand music and CD previews provided by our Tune-In service and low-latency multiplayer gaming from SegaSoft. Electronic commerce partners include Amazon.com, the leading online bookseller, BuyDirect.com, an online software distributor, and Travelocity, a leading online travel site. Our @Media group also sells advertising on a cost per thousand impressions, or CPM, basis as well as on a sponsorship basis. We had 57 advertisers in the fourth quarter of 1998, including Ford, Godiva, Intel, Kodak, Lands' End, Lexus, Mercedes Benz and Starbucks.

     For businesses, our @Work services provide a platform for Internet, intranet and extranet connectivity solutions and networked business applications over both cable infrastructure and digital telecommunications lines. In order to accelerate deployment of the @Work connectivity and hosting solutions into major U.S. metropolitan areas, we have established strategic relationships with Teleport Communications Group, the country's largest competitive local exchange carrier and a subsidiary of AT&T, Northpoint, a provider of digital subscriber line services to businesses, and Exodus, a provider of Internet hosting and network management services. By combining our broadband distributed network architecture with cable, telephone and technology relationships, the @Work services provide a compelling platform for nationwide delivery of network-based business applications. We have developed this platform at a low incremental cost by leveraging our existing broadband network investment. We currently provide @Work services to nearly 1,700 businesses.

     We have entered into distribution arrangements for our @Home service with 16 cable companies in North America whose cable systems pass approximately 57.3 million homes -- Tele-Communications, Inc., Cablevision Systems Corp., Comcast Corporation, Cox Communications, Inc., Rogers Cablesystems Limited, Shaw Cablesystems Ltd., Bresnan Communications Company, Century Communications Corp., Cogeco Cable, Inc., Garden State Cable, Insight Communications, InterMedia Partners IV L.P., Jones Intercable, Inc., Lenfest Communications Inc., Marcus Cable Operating Company, L.P. and Midcontinent Cable Co. Some of these distribution arrangements are subject to the completion of definitive agreements. As of December 31, 1998, approximately 13.2 million of the homes served by these cable partners were passed by upgraded two-way HFC cable, and we believe that our cable partners will complete the upgrade of systems passing a majority of their homes within four years. In order to shorten time to market for cable operators, we provide a turnkey solution, which includes not only a technology platform and a national brand, but also ongoing marketing, customer service, billing and product development support. As of December 31, 1998, we had launched the @Home service through our cable partners in portions of 59 cities and communities in the United States and Canada and have approximately 331,000 subscribers.

     As part of our strategy to expand into international markets, we have entered into agreements for the distribution of our @Home service by Edon and Palet Kabelcom in the Netherlands. We have entered into an agreement with Intel to create a limited partnership whereby Intel will invest $20 million in @Home Benelux, which operates under the trade name @Home Nederland, to help speed the deployment of broadband services in the Netherlands. We have also initiated distribution programs with leading consumer electronics retailers and computer manufacturers, including CompUSA, Compaq and Dell, to facilitate the sale of the @Home service and cable modems compliant with the new DOCSIS cable modem standard. In addition, we are working with CableLabs and National Digital Television Center, a subsidiary of TCI, to develop advanced digital set-top boxes to provide broadband Internet access via television sets and to accelerate transformation of the Internet into a mass medium.

     This annual report contains forward-looking statements relating to future events or financial results, such as statements indicating that "we believe," "we expect" or "we anticipate" that certain events may occur or certain trends may continue, and similar statements relating to future events or financial results. These forward-looking statements are subject to material risks and uncertainties as indicated under the caption "Risk Factors." Actual results could vary materially as a result of a number of factors including those set forth in "Risk Factors" and elsewhere in this report.

RESULTS OF OPERATIONS

     YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

  Revenues

                                                               1998      CHANGE     1997
                                                              -------    ------    ------
                                                                (DOLLARS IN THOUSANDS)
Revenues....................................................  $48,045     546%     $7,437
                                                              =======              ======

     Our revenues increased by 546% to $48.0 million for 1998 from $7.4 million for 1997. The growth in revenues came from an increase in the number of subscribers to our services. Our revenues consist of monthly subscription fees for the @Home residential service, installation and monthly access fees for @Work services, and fees for advertising, content placement and content development from @Media services. In 1998, approximately 50% of our revenues came from @Home services, approximately 40% of our revenues came from @Work services, and approximately 10% of our revenues came from @Media services. Our @Home subscribers increased 569% to approximately 331,000 at the end of 1998 from approximately 50,000 at the end of 1997. The number of subscribers to our @Work services increased by 409% to approximately 1,700 at the end of 1998 from 331 at the end of 1997. Revenues generated from our @Media services were evenly split between advertising revenue and content revenue. Our number of advertisers at December 31, 1998, 57, was 185% higher than our number of advertisers at December 31, 1997. Content revenues increased as demand for broadband portal placement intensified. For 1998, revenues for the @Home service generated from United States subscribers and Canadian subscribers represented 78% and 22% of total revenues. We expect subscriber growth rates for the @Home service in the United States to exceed those in Canada in 1999. Therefore, we expect revenues generated from United States @Home subscribers will represent a greater portion of total revenues for the @Home service in 1999. However, subscriber growth is subject to a number of risks. See "Risk Factors -- Several factors may inhibit the growth of the @Home service." Revenues from related parties, as a percentage of total revenues, represented approximately 22% for 1998 and 40% for 1997. Related-party revenues included development fees for @Work services and set-top devices and fees for billing and support functions.

  Total Costs and Expenses

                                                                1998      CHANGE     1997
                                                              --------    ------    -------
                                                                 (DOLLARS IN THOUSANDS)
Operating costs.............................................  $ 46,965     109%     $22,459
Product development and engineering.........................    17,009      42%      11,984
Sales and marketing.........................................    18,091      52%      11,863
General and administrative..................................    12,429      17%      10,635
                                                              --------              -------
  Total costs and expenses before cost and amortization of
     distribution agreements and acquisition costs..........    94,494      66%      56,941
Purchased in-process research and development...............     2,758     N/A           --
Cost and amortization of distribution agreements............   101,385     997%       9,246
                                                              --------              -------
          Total costs and expenses..........................  $198,637     200%     $66,187
                                                              ========              =======

     Total costs and expenses before charges for purchased in-process research and development and cost and amortization of distribution agreements increased 66% to $94.5 million for 1998 from $56.9 million for 1997. Total expenses after cost and amortization of the distribution agreements and purchased in-process research and development associated with the acquisitions of Narrative and Full Force increased 200% for 1998 to $198.6 million from $66.2 million for 1997. We believe continued expansion of our operations is critical to the achievement of our goals, and we anticipate that costs and expenses will continue to increase in 1999 although at a slower rate than the expected increase in our revenues. However, our operating results may fluctuate significantly, and revenues could grow at a slower rate than costs and expenses. See "Risk Factors -- Our quarterly operating results may fluctuate significantly."

     Operating Costs. Operating costs are primarily related to providing services to customers, maintaining the @Home broadband network, generating content programming for the @Home portal and deploying the @Home service in Europe. Operating costs increased 109% to $47.0 million for fiscal 1998 from $22.5 million for 1997. This increase was primarily a result of:

     - additional telecommunications costs to connect the @Home broadband network to additional areas;

     - costs associated with the initial start-up and deployment of the @Home service in Europe;

     - maintenance and depreciation of capital equipment required for our network; and

     - expanded customer service operations to support a larger subscriber base.

Operating costs are expected to increase substantially during 1999 as we continue to make substantial investments in network infrastructure and customer service operations.

     Product Development and Engineering. Product development and engineering expenses consist primarily of salaries and related expenses for personnel, fees to outside contractors and consultants and the allocated cost of facilities. Product development and engineering increased 42% to $17.0 million for fiscal 1998 from $12.0 million for 1997. This increase is primarily due to:

     - expenditures focused on the continued development of the @Home backbone network to incorporate new telecommunications and server technologies;

     - efforts to incorporate Internet technologies into advanced digital set-top boxes; and

     - development of software tools and enabling platforms for the creation and distribution of enhanced content optimized for our broadband network.

We anticipate that product development and engineering costs will continue to increase during 1999 due in part to increased technology development efforts related to our broadband network, including initial design and deployment costs associated with our AT&T backbone capacity agreement, and advanced digital set-top boxes.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and promotional expenses. Sales and marketing expenses increased 52% to $18.1 million for 1998 from $11.9 million for 1997. This increase was principally the result of increases in sales and marketing activities to support the expansion of @Work services, the growth in advertising and content partnering arrangements and regional deployments of the @Home service. We expect that sales and marketing costs will continue to increase in 1999 primarily due to personnel and other costs related to:

     - @Home and @Work subscriber acquisition, including expanded retail initiatives;

     - our efforts to increase advertising and content partnering arrangements; and

     - expanded product offerings, including delivery of the @Home service through set-top devices.

     General and Administrative. General and administrative expenses consist primarily of administrative and executive personnel costs, fees for professional services and the costs of computer systems to support our operations. General and administrative expenses increased by 17% to $12.4 million for 1998 from $10.6 million for 1997. This increase was caused by hiring additional finance, human resource and facilities personnel. To support our expected growth, we anticipate that costs in this area will continue to grow significantly during 1999.

     Purchased in-process research and development. In the fourth quarter of 1998, we acquired Narrative for a total purchase consideration of $93.8 million, and we acquired Full Force for a total purchase consideration of $1.7 million. In connection with these acquisitions, in the fourth quarter of 1998, we recorded purchased in-process research and development charges to operations of approximately $2.7 million for Narrative and $58,000 for Full Force. These amounts represent an allocation of purchase price to development projects for the creation of new technologies that will:

     - allow our subscribers to use their existing television sets simultaneously for viewing regular television programming, viewing the Internet and making telephone calls;

     - make Internet advertising more interesting for the viewer; and

     - assist advertisers in tracking various advertising metrics.

     As of the date that we valued the Narrative technology, we estimated that 13% of the research and development effort had been completed at the date of the Narrative acquisition and expect the remaining 87% of the research and development efforts to require approximately 5 months to complete. As of the date that we valued the Full Force technology, we estimated that 33% of the research and development effort had been completed at the date of the Full Force acquisition and expect the remaining 67% of the research and development efforts to require approximately two months to complete. Although we expect that we will successfully develop technologies related to the purchased in-process research and development, substantial additional development of these technologies is required, and these technologies may not achieve commercial viability. The efforts required to develop technologies related to the purchased in-process research and development principally relate to the completion of planning, designing, prototyping, verification and testing activities required to establish that products associated with the technologies can be successfully introduced.

     The value of the purchased in-process research and development was determined by estimating the projected net cash flows related to products associated with the new technologies, including costs to complete the development of the technologies and the future revenues that may be earned upon commercialization of the products. We then discounted these cash flows back to their net present value.

     If we do not successfully deploy commercially-accepted products based on the acquired in-process technology, our operating results could be adversely affected in future periods.

     Cost and Amortization of Distribution Agreements. Cost and amortization of distribution agreements consist primarily of charges and amortization related to warrants to purchase our common stock issued in connection with distribution agreements with certain of our cable partners and their future performance in connection with distributing our services. Cost and amortization of distribution agreements increased from $9.2 million in 1997 to $101.4 million in 1998, primarily as a result of the amortization of the cost of the

Cablevision distribution agreement and charges associated with the successful achievement of certain performance milestones by other cable partners. We will incur approximately $13.6 million per quarter for amortization of the Cablevision distribution agreement through the first half of 2002, and this amount would increase if TCI transfers certain cable systems to Cablevision. In addition, total cost and amortization of distribution agreements could increase significantly if our cable partners achieve certain performance milestones.

     Interest Income, Net. Interest income, net represents interest and realized gains earned on our cash and short-term cash investments and available-for-sale investments less interest expense on debt obligations, including our convertible subordinated debentures. Interest income, net was $6.4 million for 1998 and $3.0 million for 1997. Interest income for 1998 was $8.4 million compared to $4.2 million for 1997. This increase was principally due to the increased cash balances available to invest following our Series A common stock offering in August 1998. Interest expense for 1998 was $2.0 million compared to $1.2 million for 1997. This increase was due primarily to increases in capital lease obligations associated with our leasing of capital equipment. We anticipate interest expense will increase sharply in 1999 due to the interest obligations of our convertible subordinated debentures.

     Income Taxes. Due to operating losses incurred since inception, we did not record a provision for income taxes in 1998 or 1997. At December 31, 1998, we had net deferred tax assets of $92.5 million relating principally to tax net operating loss carryforwards and the temporary difference relating to the cost and amortization of distribution agreements recorded in 1998 and 1997. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. A valuation allowance has been recorded for the net deferred tax assets as of December 31, 1998 and 1997, since we lack an earnings history. Accordingly, we have not recorded any income tax benefit for net losses incurred for any period from inception through December 31, 1998. See Note 9 of Notes to Consolidated Financial Statements.

     Net Loss. Our net loss before the costs and amortization for distribution agreements and purchased in-process research and development was $40.0 million for 1998 and $46.5 million for 1997. Our net loss for 1998 of $144.2 million includes costs and amortization of $101.4 million related to certain distribution agreements and $2.8 million related to purchased in-process research and development from our acquisitions of Narrative and Full Force. The decrease in net loss before the costs and amortization for distribution agreements and purchased in-process research and development was primarily a result of additional revenues, partially offset by the additional expenses attributable to the expansion of our @Home and @Work services. We anticipate that our net loss, excluding non-cash charges relating to amortization of the distribution agreement, performance warrants earned by cable operators and amortization of amounts related to mergers and acquisitions, will continue to decline during 1999 as revenues grow at a faster rate than expenses. However, revenues could grow at a slower rate than costs and expenses. See "Risk
Factors -- Our operating results may fluctuate significantly."

     If our merger with Excite closes, we expect to record charges for the amortization of goodwill and other intangible assets in our statement of operations estimated at approximately $1,700 million annually for four years from the date of the acquisition. This estimate is based on a preliminary valuation and is subject to change pending a final analysis of the total purchase cost and the fair value of the assets acquired and liabilities assumed. The impact of such changes could be material.

     YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

  Revenues

                                                               1997     CHANGE    1996
                                                              ------    ------    ----
                                                               (DOLLARS IN THOUSANDS)
Revenues....................................................  $7,437    1,000%    $676
                                                              ======              ====

     Revenues for 1997 equaled $7.4 million, an increase of $6.7 million over revenues of $676,000 for 1996. Revenues from related parties as a percentage of total revenues were approximately 40% for 1997 and 94% for

1996. For 1997, revenues from @Work services in the United States and from the @Home service in Canada contributed significantly to our total revenues, especially during the second half of the year.

  Total Costs and Expenses

                                                               1997      CHANGE     1996
                                                              -------    ------    -------
                                                                 (DOLLARS IN THOUSANDS)
Operating Costs.............................................  $22,459     222%     $ 6,969
Product development and engineering.........................   11,984      90%       6,312
Sales and marketing.........................................   11,863      86%       6,368
General and administrative..................................   10,635      76%       6,054
                                                              -------     ---      -------
  Total costs and expenses before cost and amortization of
     distribution agreement.................................   56,941     122%      25,703
Cost and amortization of distribution agreements............    9,246     N/A           --
                                                              -------     ---      -------
          Total costs and expenses..........................  $66,187     N/A      $25,703
                                                              =======              =======

     Total Costs and Expenses. Total costs and expenses before the cost and amortization of distribution agreements was $56.9 million for 1997 and $25.7 million for 1996. This increase was primarily a result of:

     - operating costs associated with expansion and deployment of the @Home broadband network to support the @Home service subscriber growth;
     - additional corporate infrastructure investments; and
     - the start-up of @Work services.

     Operating Costs. Operating costs were $22.5 million for 1997 and $7.0 million for 1996. This increase was primarily a result of:

     - maintenance and depreciation from capital equipment used in support of the @Home broadband network and headend architecture;
     - additional telecommunications costs to support the deployment of the @Home broadband network to additional sites;
     - customer service operations;
     - development of additional content programming resources; and
     - the launch of our @Work services.

     Product Development and Engineering. Product development and engineering expenses were $12.0 million for 1997 and $6.3 million for 1996. The higher level of expenses for product development and engineering were attributable principally to increases in personnel and related expenses incurred primarily in four areas:

     - the design, testing and deployment of the @Home broadband network;
     - the development of software tools and enabling platforms for the creation and distribution of enhanced content;
     - applications development specifically designed to take advantage of the @Home broadband network; and
     - the development of @Work services.

     Sales and Marketing. Sales and marketing expenses were $11.9 million for 1997 and $6.4 million for 1996. This increase was principally the result of:

     - continued increases in sales and marketing activities to support the expansion of regional deployments of the @Home and @Work services;
     - the expansion of our sales force and related travel and entertainment expenses;
     - expenditures for trade shows; and
     - increased marketing activities, including market development funds, to attract additional cable partners, subscribers and corporate accounts.

     General and Administrative. General and administrative expenses were $10.6 million for 1997 and $6.1 million for 1996. This increase was the result of:

     - additions of personnel to support our operations;
     - stock compensation charges resulting from stock options and stock purchase agreements;
     - additional facilities expenditures; and
     - additional expenses related to activities and requirements of becoming a publicly traded company.

     Interest Income, Net. Interest income, net represents interest earned by our cash and short-term cash investments, less interest expense on our debt obligations. Interest income, net was $3.0 million for 1997 and $514,000 for 1996. Interest income for 1997 was $4.2 million as compared to $693,000 for 1996. This increase was principally due to the increased balances available to invest resulting from our preferred stock financing in April 1997 and our initial public offering in July 1997. Interest expense for 1997 was $1.2 million as compared to $179,000 for 1996. This increase was due primarily to significant increases in capital lease obligations associated with our leasing of capital equipment.

     Income Taxes. Due to operating losses incurred since inception, we have not recorded a provision for income taxes in 1997 or 1996.

     Net Loss. The net loss before the charge for the cost and amortization of distribution agreements was $46.5 million for 1997 and $24.5 million for 1996. The net loss for 1997 of $55.7 million includes amortization of $9.2 million related to the distribution agreement with Cablevision. The increase in net loss before the amortization from the agreement with Cablevision was primarily a result of additional business activities, partially offset by the additional revenues attributable to the expansion of our @Home and @Work services.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations primarily through a combination of private and public sales of equity and convertible debt securities and capital equipment leases. At December 31, 1998, our principal source of liquidity was $419.3 million of cash, cash equivalents and short-term cash investments, as compared to $120.4 million at December 31, 1997.

     In September 1997, we entered into a term loan agreement with Silicon Valley Bank. The term loan, as amended in October 1998, provides for borrowings of up to $15.0 million to finance the acquisition of property, equipment and improvements, and to collateralize letters of credit. At our option, borrowings under this term loan bear interest either at the Bank's prime rate or at LIBOR plus 2.5%. As of December 31, 1998, there were no borrowings under this term loan although there were outstanding letters of credit in the amount of $3.5 million related to real property transactions. Under the term loan, we are required to meet certain financial covenants. The term loan expires on October 19, 2002.

     Net cash used in operating activities for 1998 was $30.2 million. This is primarily the result of a net loss of $144.2 million, which was reduced by non-cash items for:

     - charges for performance warrants charges earned under distribution agreements, $49.8 million;
     - amortization of the distribution agreements, $51.6 million; and
     - depreciation and amortization from operations of $15.0 million.

An $8.1 million increase in accounts receivable occurring in connection with our growth in revenues also impacted our cash used in operating activities.

     Net cash used in investing activities in 1998 was $54.8 million. This use of funds was the result of purchases of net short-term investments of $43.1 million and $16.8 million in cash purchases of property, equipment and improvements as part of our continued expansion in core businesses. Gross capital expenditures for equipment, software, furniture, leasehold improvements and fixtures for 1998 was $29.7 million and for 1997 was $26.5 million, of which $12.9 million in 1998 and $16.5 million in 1997 were financed through capital leases. We expect to spend approximately $100 million each year over the next two years for capital expenditures, of which we will spend approximately $50 million for additional backbone capacity and related equipment.

     Net cash provided by financing activities for 1998 was $341.5 million. Of this increase, $130.8 million resulted primarily from the sale of common stock in 1998 and $222.4 million resulted from the net proceeds from our sale of convertible debentures in December 1998.

     We believe that we have the financial resources needed to meet our presently anticipated business requirements, including capital expenditure and strategic operating programs, for at least the next 12 months. Thereafter, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. We may not be able to raise any such capital on terms acceptable to us or at all.

     We are headquartered in facilities consisting of approximately 135,000 square feet in Redwood City, California, which we occupy under a 12-year lease. In September 1997 and March 1998, we exercised build-to-suit options requiring the landlord to build additional facilities of approximately 360,000 square feet on adjacent property. All facilities constructed under our build-to-suit options will be subject to leases of up to 15 years in length, have base rent determined in relation to construction costs and will include tenant improvements paid for by us. The build-to-suit options that have been exercised to date provide for monthly rental payments beginning upon the phased completion of the buildings. Occupancy of the first phase is scheduled to occur during the second half of 1999, and occupancy of the second phase is scheduled to occur early in 2000. In addition to our build-to-suit options, in December 1998 we exercised our right to purchase one land parcel from the landlord. The purchase price of the exercised option is payable in two installments, one of $278,000, which was paid in December 1998, and a second installment of $5,288,000, which is due in the first half of 1999. We also have smaller offices in Waltham, Massachusetts and Bala Cynwyd, Pennsylvania. We believe that our existing facilities and the facilities we have the right to have built will be adequate to accommodate our growth for the foreseeable future.

DISCLOSURES ABOUT MARKET RISK

     The following discusses our exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates.

  Interest Rate Sensitivity.

     Short-Term Investments. We had short-term investments of $118.6 million at December 31, 1998. These short-term investments consist of highly liquid investments with original maturities at the date of purchase of between three and twelve months. These investments are subject to interest rate risk and will fall in value if market interest rates increase. A hypothetical increase in market interest rates by 10 percent from levels at December 31, 1998 would cause the fair value of these short-term investments to decline by an immaterial amount. Because we are not required to sell these investments before maturity, we have the ability to avoid realizing losses on these investments due to a sudden change in market interest rates. However, we could choose to sell these investments before maturity at a loss. Declines in interest rates over time will, however, reduce our interest income.

     Outstanding Convertible Debt. At December 31, 1998, we had outstanding long-term convertible debentures of approximately $229.3 million at a fixed interest rate of 4%. In certain circumstances, we may be required to redeem these debentures for our Series A common stock or cash. Because the interest rate on these debentures are fixed, a hypothetical 10 percent decrease in interest rates would not have a material impact on us. Increases in interest rates could, however, increase the interest expense associated with future borrowings by us, if any. We do not hedge against interest rate increases.

  Equity Price Risk.

     We own 86,000 shares of common stock of Exodus Communications. We purchased these shares at the time of Exodus' initial public offering in March 1998 at a price of $15.00 per share. At December 31, 1998, the closing price of Exodus' common stock was $64.25 per share. We value this investment using the closing fair market value stated in the Wall Street Journal for the last day of each month. As a result, we reflect this investment in our balance sheet at December 31, 1998 at its market value of $5.5 million, with the unrealized gains and losses excluded from earnings and reported in the "Accumulated Other Comprehensive Income" component of stockholders' equity. We do not hedge against equity price changes.

  Foreign Currency Exchange Rate Risk.

     Substantially all of our revenues are realized in U.S. dollars and most of our revenues are from customers in the United States. Therefore, we do not believe we face significant direct foreign currency exchange rate risk. We do not hedge against foreign currency exchange rate changes.

IMPACT OF ADOPTION OF NEW ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components. Additionally, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes reporting standards regarding operating segments, products and services, geographic areas and major customers. We adopted these Statements in 1998. Adoption of these Statements did not have a material impact on our consolidated financial position, results of operations or cash flows.

     In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." We expect to adopt this Statement effective January 1, 2000, which will require that we recognize all derivatives on our balance sheets at fair value. We do not anticipate that the adoption of this Statement will have a significant effect on our results of operations or financial position.

     In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which establishes guidelines for the accounting for the costs of all computer software developed or obtained for internal use. We adopted SOP 98-1 effective for the year ended December 31, 1998. The adoption of SOP 98-1 did not have a material impact on our consolidated financial statements.

     In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities," which is effective for fiscal years beginning after December 15, 1998. The statement requires costs of start-up activities and organization costs to be expensed as incurred. We are required to adopt SOP 98-5 for the year ended December 31, 1999. The adoption of SOP 98-5 is not expected to have a material impact on our consolidated financial statements.

IMPACT OF THE YEAR 2000 ISSUE

     Year 2000 computer issues create certain risks for us, although we believe that such risks are less significant than those faced by many companies due to the fact that we commenced operations in 1995. If our internal and network information systems do not correctly recognize and process date information beyond the year 1999, there could be an adverse impact on our operations. To address these Year 2000 issues with our internal and network systems, we have initiated a program to evaluate our internal and network systems. We and our majority shareholder, TCI, have initiated a comprehensive program to address Year 2000 readiness in our systems and with our customers' and suppliers' systems. The program has been designed to gather information regarding the Year 2000 compliance of products and services that we require to deploy our residential and commercial Internet services. Under the program, assessment and remediation are proceeding in tandem and are intended to have our critical systems in Year 2000 compliance by June 30, 1999. These activities are intended to encompass all major categories of systems that we use, including network management, customer service and business operations. The costs incurred to date related to the program have not been material. We currently expect that the total cost of our Year 2000 readiness program will not exceed $750,000 over the next fiscal year. The total cost estimate does not include potential costs related to any customer or other claims or the costs of internal software or hardware replaced in the normal course of business. The total cost estimate is based on the current assessment of our Year 2000 readiness needs and is subject to change as the program proceeds.

     As part of the normal course of our operations, we are currently in the process of transitioning to or implementing new computer software for our accounting, billing, network management, human resources and other management information systems. We are assessing and testing these systems for Year 2000 dependencies and will implement changes to such systems if necessary. The successful implementation of these new systems is crucial to the efficient operation of our business. We may not be successful implementing new systems in an efficient and timely manner, and the new systems may not be adequate to support our operations. Problems with installation or initial operation of the new systems could cause substantial difficulties in operations planning, business management and financial reporting, which could have a material adverse effect on our business. The cost of bringing our new systems into Year 2000 compliance, if necessary, is not expected to have a material effect on our financial condition or results of operations.

     We have also initiated formal communications with many of our significant suppliers to determine the extent to which we are vulnerable to these suppliers' failure to remedy their own Year 2000 issues. We have already received assurances of Year 2000 compliance from a number of those suppliers. Most of the suppliers have no contractual obligations under existing contracts to provide us with this information. We are taking steps with respect to new supplier agreements to seek assurance that the suppliers' products and internal systems are Year 2000 compliant. Despite these assurances, we may still experience supplier-related Year 2000 problems.

     Although we currently expect that the Year 2000 issue will not pose significant operational problems, delays in the implementation of new information systems or a failure to fully identify all Year 2000 dependencies in our existing system and in the systems of our suppliers could have material adverse consequences. Therefore, we are developing, but do not yet have, contingency plans for continuing operations in the event these problems arise.

RISK FACTORS

     An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors and the other information in this Form 10-K before investing in our common stock. Our business and results of operations could be seriously harmed by any of the following risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

     RISKS RELATED TO OUR BUSINESS

OUR BUSINESS IS UNPROVEN, AND WE MAY NOT ACHIEVE PROFITABILITY

     We were incorporated in March 1995, and we commenced operations in August 1995; we have incurred operating losses in each fiscal period since our inception. As of December 31, 1998, we had an accumulated deficit of $227.2 million. In addition, we currently intend to increase capital expenditures and operating expenses in order to expand our network and to market and provide our services to a growing number of potential subscribers. As a result, we expect to incur additional net operating losses before cost and amortization of distribution agreements and amortization of goodwill and other intangible assets for at least the next three quarters.

     The profit potential of our business model is unproven. Our @Home service was available only in portions of 59 geographic markets as of December 31, 1998 and may not achieve broad consumer or commercial acceptance. Although approximately 2,053 organizations have agreed to utilize @Work services as of December 31, 1998, our @Work services may not achieve broad commercial acceptance and the current rate of deployment for @Work services may not be sustained. We have difficulty predicting whether the pricing models for our Internet services will prove to be viable, whether demand for our Internet services will materialize at the prices our cable partners charge for the @Home service or the prices we or our cable partners charge for @Work services, or whether current or future pricing levels will be sustainable. If such pricing levels are not achieved or sustained or if our services do not achieve or sustain broad market acceptance, our business will be significantly harmed. We may never achieve favorable operating results or profitability.

SEVERAL FACTORS MAY INHIBIT THE GROWTH OF THE @HOME SERVICE

     As of December 31, 1998, we had approximately 331,000 cable modem subscribers, including recently acquired Internet subscribers that are being converted to the @Home service. Our ability to increase the number of subscribers to the @Home service to achieve our business plans and generate future revenues will be dependent on a number of factors, many of which are beyond our control. For instance, certain cable partners from time to time have not achieved subscriber levels which we had originally anticipated. These factors include, among others:

     - the rate at which our current and future cable partners upgrade their cable infrastructures

     - our ability and the ability of our cable partners to coordinate timely and effective marketing campaigns with the availability of cable infrastructure upgrades

     - the success of our cable partners in marketing and installing the @Home service in their local cable areas

     - the prices that our cable partners set for the @Home service and for its installation

     - the speed at which our cable partners can complete the installations required to initiate service for new subscribers

     - the commercial availability of DOCSIS-compliant, self-installable modems and the success of our roll-out of these products with the @Home service

     - the quality of customer and technical support provided by us and our cable partners

     - the quality of content on the @Home service

     We believe subscriber growth has been constrained, and will continue to be constrained, by the cost and the amount of time required to install the @Home service for each residential consumer. In addition, our growth has been constrained by the rate at which our cable partners have upgraded their cable systems, and most of our cable partners are not obligated to upgrade their cable infrastructures or market the @Home service. Moreover, the @Home service is currently priced at a premium to many other online services, and large numbers of subscribers may not be willing to pay a premium for the @Home service. Because of the preceding factors, among others, our actual revenues or the rate at which we will add new subscribers may differ from our forecasts. We may not be able to increase our subscriber base in accordance with our internal forecasts or the forecasts of industry analysts or to a level that meets the expectations of investors. The rate at which subscribers have increased during 1998 does not necessarily indicate the rate at which subscribers may be expected to increase in the future. In particular, while we have recently forecast that our number of subscribers could grow to over 1.1 million by December 31, 1999 from approximately 331,000 subscribers at December 31, 1998, we may not achieve this level of subscriber growth, particularly given the risks set forth here.

OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY

     Our operating results may fluctuate significantly due to a variety of factors, many of which are outside our control. Factors that may affect our operating results attributable to our @Home service include:

     - the timing of our cable partners' upgrades of their cable infrastructures and roll-outs of the @Home service

     - the rate at which customers subscribe to our Internet services and the prices subscribers pay for these services

     - changes in the revenue splits between us and our cable partners

     - the demand for electronic commerce

     - the effectiveness of our cable partners' marketing, installation and other operations

     Operating results attributable to our @Work services are dependent on:

     - the demand for, and level of acceptance of, our corporate Internet, intranet and extranet connectivity and telecommuting solutions

     - the introduction of, demand for, and level of acceptance of, our value-added business applications

     - in part, the timing of our cable partners' upgrades of their cable infrastructures

     - the effectiveness of our cable partners' marketing and other operations

     - competitive pressures, including pricing pressure and the availability of competing technologies, in the market for business Internet services

     - the creditworthiness of our @Work customers

     Following discussions with the staff of the Securities and Exchange Commission, we recently restated our financial statements for the year ended December 31, 1997 and the first three quarters of 1998 to record as intangible assets and amortize ratably over their useful lives amounts that were previously expensed in connection with our Cablevision distribution agreement. Our operating results have been and will continue to be adversely affected by significant charges associated with warrants issued to current and potential cable partners in connection with distribution agreements.

     Our quarterly revenues and operating results are difficult to forecast even in the short term. A significant portion of our expenses are fixed in advance based in large part on future revenue forecasts. If revenue is below expectations in any given quarter, the adverse impact of the shortfall on our operating results may be magnified by our inability to adjust spending to compensate for the shortfall. Moreover, our cable partners have complete discretion regarding the pricing of the @Home service in their territories, which could further impact our ability to generate revenue. A shortfall in actual compared to estimated revenue could significantly harm our business.

THE SCALABILITY, SPEED AND SECURITY OF OUR NETWORK IS UNPROVEN

     Due to the limited deployment of our services, the ability of our network to connect and manage a substantial number of online subscribers at high transmission speeds is as yet unknown, and we face risks related to our network's ability to be scaled up to its expected subscriber levels while maintaining superior performance. The network may be unable to achieve or maintain a high speed of data transmission, especially as our subscribers increase. In recent periods, the performance of the network has experienced some deterioration in certain markets as a result of subscriber abuse of the @Home service. While we seek to eliminate such abuse by limiting users' upstream bandwidth, our failure to achieve or maintain high-speed data transmission would significantly reduce consumer demand for our services. In addition, while we have taken steps to prevent users from sharing files via the @Home service and to protect against "email spamming," public concerns about security, privacy and reliability of the cable network, or actual problems with the security, privacy or reliability of our network, may inhibit the acceptance of our Internet services.

WE FACE CHALLENGES MANAGING OUR EXPANDED OPERATIONS AND WE DEPEND ON KEY
PERSONNEL

     We may not be able to successfully manage any future periods of rapid growth or expansion, which we expect to place a significant strain on our managerial, operating, financial and other resources. From time to time, we and our cable partners have had difficulty managing network operations and expansion of backbone capacity and providing adequate customer service or efficient provisioning of new subscribers. A prolonged failure to perform these functions successfully would significantly inhibit subscriber growth and retention. We are highly dependent upon the efforts of our senior management team, and our future performance will depend, in part, upon the ability of senior management to manage growth effectively. This will require us:

     - to implement additional management information systems capabilities

     - to further develop our operating, administrative, financial and accounting systems and controls

     - to maintain close coordination among engineering, accounting, finance, marketing, sales and operations

     - to hire and train additional technical and marketing personnel

There is intense competition for senior management, technical and marketing personnel in the areas of our activities. The loss of the services of any of our senior management team or the failure to attract and retain additional key employees could significantly harm our business. We maintain no key-person life insurance.

WE DEPEND ON TWO-WAY CABLE MODEMS BASED UPON A NEW INDUSTRY STANDARD

     Each of our subscribers currently must obtain a cable modem from a cable partner to access the @Home service. The North American cable industry has recently adopted a set of interface standards known as DOCSIS for hardware and software to support the delivery of data services over the cable infrastructure utilizing interoperable cable modems. We believe that these specifications, together with our distribution relationships with CompUSA, Compaq and Dell, will facilitate the growth of the cable modem industry and the availability of lower cost, interoperable cable modems through retail channels. However, certain of our cable partners have chosen to delay some deployments of the @Home service until the widespread commercial availability of DOCSIS-compliant cable modems. Our subscriber growth could be constrained and our business could be significantly harmed if our cable partners choose to slow the deployment of the @Home service further, as a result of the timing of widespread commercial availability of DOCSIS-compliant cable modems or otherwise. Cable modems that are DOCSIS-compliant are not expected to be available in significant quantities until at least the second quarter of 1999. Although multiple vendors are expected to supply DOCSIS-compliant cable modems and their constituent components, any cable partner's reliance on a single provider of these modems or components could cause that cable partner to be unable to generate expected subscriber growth for the @Home service if the supplier does not provide the cable partner with a sufficient quantity of DOCSIS-compliant modems.

OUR MARKETS ARE HIGHLY COMPETITIVE

     The markets for consumer and business Internet services and online content are extremely competitive, and we expect that competition will intensify in the future. Our most direct competitors are other providers of cable-based Internet services, unaffiliated cable companies, national long-distance and local exchange carriers, Internet and online service providers, and Internet content aggregators.

     We compete with other cable-based services. Our competitors in the cable-based services market are those companies that have developed their own cable-based services and market those services to unaffiliated cable system operators that are planning to deploy data services. In particular, Time Warner Inc. and MediaOne Group have deployed high-speed Internet access services over their existing local HFC cable networks through their cable-based Internet service, Road Runner, which features a variety of proprietary content from Time Warner Publications. Time Warner's substantial libraries of multimedia content could provide Road Runner with a significant competitive advantage. In June 1998, Microsoft and Compaq each invested $212.5 million in Road Runner and announced that Microsoft will provide software for the Road Runner service and that Compaq will produce cable-ready personal computers to be used with the service. Time Warner and MediaOne plan to market the Road Runner service through their own cable systems as well as to other cable system operators nationwide. Although we do not presently compete directly with the Road Runner service for subscribers because Road Runner is offered over different cable systems than those that carry the @Home service, we do compete with the Road Runner service in seeking to establish distribution arrangements with cable system operators. Furthermore, if and when our existing cable partners cease to be subject to their exclusivity obligations, we may compete with Road Runner and potentially other Internet service providers for distribution over the cable systems of our cable partners. In addition, other cable system operators, including Adelphia Communications Corporation, have launched their own cable-based Internet services that could compete with our services.

     We also compete with other high-speed telecommunications technologies. Long distance inter-exchange carriers, such as AT&T, MCI Worldcom and Sprint have deployed large-scale Internet access networks and sell connectivity to business and residential customers. The regional Bell operating companies and other local exchange carriers have also entered this field and are providing price competitive services. Many such carriers are offering diversified packages of telecommunications services, including Internet access, to residential customers and could bundle these services together, which could put us at a competitive disadvantage. Many of these competitors are offering or may soon offer technologies that will compete with some or all of our high-speed data service offerings. These technologies include integrated services digital network (ISDN) and asymmetric digital subscriber line (ADSL). In January 1998, technology companies including Compaq, Intel and Microsoft together with numerous telecommunications providers announced an initiative to develop a simplified version of ADSL, referred to as "ADSL Lite," which is intended to reduce the complexity and expense of installing Internet services based on ADSL. Also, in October 1998, the International Telecommunications Union adopted an ADSL standard called G Lite. Widespread commercial acceptance of ADSL technologies could significantly reduce the potential subscriber base for our Internet services, which could significantly harm our business.

     We compete with other online services. We also compete with Internet service providers that provide basic Internet access to residential consumers and businesses, generally using existing telephone network infrastructures. While not offering the advantages of broadband access, these services are widely available and inexpensive. In addition, we compete with online service providers such as America Online, Inc. that provide, over the Internet and on proprietary online services, content and applications ranging from news and sports to consumer videoconferencing. These services currently are designed for broad consumer access over telecommunications-based transmission media, which enables the provision of data services to the large group of consumers who have personal computers with modems. America Online and Bell Atlantic have recently entered into an agreement whereby America Online will offer its Internet services using Bell Atlantic's advanced digital subscriber line infrastructure. Online service providers also provide basic Internet connectivity, ease of use and consistency of environment. In addition to developing their own content or supporting proprietary third-party content developers, online services often establish relationships with traditional broadcast and print media outlets to bundle their content into the service.

     We compete with content aggregators and Internet portals. Finally, we compete with content aggregators and Internet portals that seek to capture audience flow by providing ease-of-use and offering content that appeals to a broad audience. Leading companies in this area include America Online, Yahoo! Inc. and Lycos, Inc. In this market, competition affects existing and potential relationships with both content providers and subscribers. The principal bases of competition in attracting content providers include quality of demographics, audience size, cost-effectiveness of the medium and ability to create differentiated experiences using aggregator tools. The principal bases of competition in attracting subscribers include richness and variety of content and ease of access of the desired content. Many online service providers, such as America Online, have the advantage of large customer bases, industry experience, many content partnerships and significant resources.

     Many of our competitors have more resources than we do. Many of our competitors and potential competitors have substantially greater financial, technical and marketing resources, larger subscriber bases, longer operating histories, greater name recognition and more established relationships with advertisers and content and application providers than we do. These competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and devote substantially more resources to developing Internet services or online content than we could. We may not be able to compete successfully against current or future competitors, and competitive pressures could significantly harm us. Further, as a strategic response to changes in the competitive environment, we and our cable partners may make certain pricing, service or marketing decisions or enter into acquisitions or new ventures that could significantly harm us.

WE FACE CHALLENGES ASSOCIATED WITH OUR JOINT DEVELOPMENT EFFORT WITH TCI

     We were selected by TCI to develop software and provide integration services for TCI's next generation advanced digital set-top devices. Although we believe this relationship could enable us to expand our product line and market the @Home service to a broader audience of consumers who do not regularly use a personal computer, the agreement does not require that TCI deploy the @Home service on these set-top devices, and we cannot predict when these set-top devices will become commercially available. Notwithstanding our agreement with TCI, we cannot deploy set-top device Internet services over the cable infrastructure of TCI or our cable partners without their consent.

     In addition to the technological, financial and infrastructure challenges TCI faces in deploying the new set-top devices, the success of this development effort is subject to:

     - the technological and operational challenges of providing and supporting email and other Internet services to set-top device users

     - competition from alternative Internet service providers and deployment technologies

     - the degree to which consumers desire Internet services, including email, on their televisions

In addition, our cable partners can work with third parties to develop and deploy set-top devices, and even if they do choose to work with us, our revenue split on any fees generated from services deployed on these devices may differ from our revenue split with respect to our current high-speed cable Internet services.

OUR DEPENDENCE ON OUR NETWORK EXPOSES US TO A SIGNIFICANT RISK OF SYSTEM FAILURE

     Our operations are dependent upon our ability to support our highly complex network infrastructure and avoid damage from fires, earthquakes, floods, power losses, telecommunications failures and similar events. The occurrence of a natural disaster or other unanticipated problem at our network operations center or at a number of our regional data centers could cause interruptions in our services. Additionally, failure of our cable partners or companies from which we obtain data transport services to provide the data communications capacity we require, as a result of natural disaster, operational disruption or any other reason, could cause interruptions in the services we provide. Any damage or failure that causes interruptions in our operations could significantly harm our business.

WE MUST RESPOND TO RAPID TECHNOLOGICAL CHANGE

     The markets for consumer and business Internet access services and online content are characterized by rapid technological developments, frequent new product introductions and evolving industry standards. The emerging nature of these products and services and their rapid evolution will require that we continually improve the performance, features and reliability of our network, Internet content and consumer and business services, particularly in response to competitive offerings. We may not be successful in responding quickly, cost effectively and sufficiently to these developments. There may be a time-limited market opportunity for our cable-based consumer and business Internet services, and we may not be successful in achieving widespread acceptance of our services before competitors offer products and services with speed and performance similar to or better than our current offerings. In addition, the widespread adoption of new Internet or telecommuting technologies or standards, cable-based or otherwise, could require that we make substantial expenditures to modify or adapt our network, products and services. This could fundamentally affect the character, viability and frequency of Internet-based advertising and content services. Finally, new Internet or telecommuting services or enhancements that we offer may contain design flaws or other defects.

YEAR 2000 ISSUES COULD AFFECT OUR BUSINESS

     If our internal and network information systems do not correctly recognize and process date information beyond the year 1999, we may not be able to conduct operations. To address these Year 2000 issues, we and our majority shareholder, TCI, have initiated a comprehensive program to address Year 2000 readiness in our systems and with our customers' and suppliers' systems. The program has been designed to gather information regarding the Year 2000 compliance of products and services that we require to deploy our residential and commercial Internet services. Under the program, assessment and remediation are proceeding in tandem, and we intend to have our critical systems in Year 2000 compliance by June 30, 1999. These activities encompass all major categories of systems that we use, including network management, customer service and business operations. The costs incurred to date related to the program have not been material. We currently expect that the total cost of our Year 2000 readiness program will not exceed $750,000 in 1999. The total cost estimate does not include potential costs related to any customer or other claims or the costs of internal software or hardware replaced in the normal course of business. The total cost estimate is based on the current assessment of our Year 2000 readiness needs and is subject to change as the program proceeds.

     As part of our normal course of operations, we are currently in the process of transitioning to or implementing new computer software for our accounting, billing, network management, human resources and other management information systems. We are assessing and testing these systems for Year 2000 compliance and will implement changes to these systems, if necessary. The successful implementation of these new systems is crucial to the efficient operation of our business. However, we may not implement our new systems in an efficient and timely manner, and the new systems may not be adequate to support our operations. Problems with installation or initial operation of the new systems could cause substantial difficulties in operations planning, business management and financial reporting, which could significantly harm our business, financial condition and results of operations. The cost of bringing our new systems into Year 2000 compliance, if necessary, is not expected to have a material effect on our financial condition or results of operations.

     We have also initiated formal communications with many of our significant suppliers to determine the extent to which we are vulnerable to these suppliers' failure to remedy their own Year 2000 issues. We have already received assurances of Year 2000 compliance from a number of those suppliers. Most of the suppliers have no contractual obligations under existing contracts to provide us with this information. We are taking steps with respect to new supplier agreements to seek assurance that the suppliers' products and internal systems are Year 2000 compliant. Despite these assurances, we may still experience supplier-related Year 2000 problems.

     Although we currently expect that the Year 2000 issue will not pose significant operational problems, delays in the implementation of new information systems or a failure to fully identify all Year 2000 dependencies in our existing system and in the systems of our suppliers could have material adverse consequences. Therefore, we are developing, but do not yet have, contingency plans for continuing operations in the event these problems arise.

WE FACE CHALLENGES EXPANDING INTERNATIONALLY

     A key component of our strategy is expansion into international markets. To date, we have developed distribution relationships only with United States, Canadian and Dutch cable system operators. We have extremely limited experience in developing localized versions of our products and services and in developing relationships with international cable system operators. We may not be successful in expanding our product and service offerings into foreign markets. In addition to the uncertainty regarding our ability to generate revenues from foreign operations and expand our international presence, there are certain risks inherent in doing business internationally, such as:

     - regulatory requirements (including the regulation of Internet access)

     - legal uncertainty regarding liability for information retrieved and replicated in foreign jurisdictions

     - export and import restrictions

     - tariffs and other trade barriers

     - difficulties in staffing and managing foreign operations

     - longer payment cycles

     - problems in collecting accounts receivable

     - fluctuations in currency exchange rates

     - seasonal reductions in business activity during the summer months in Europe and certain other parts of the world

     - potential inability to use European customer information due to new European governmental regulations

     - potential adverse tax consequences

     One or more of these factors could significantly harm our international operations and therefore our business.

OUR BUSINESS MAY BE IMPACTED BY CABLE UNBUNDLING PROPOSALS AND OTHER GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES

     Federal regulation could harm our business. Currently, our services are not directly subject to regulations of the Federal Communication Commission or any other federal or state communications regulatory agency. However, changes in the regulatory environment relating to the Internet market, including regulatory changes that affect telecommunications costs, limit usage of subscriber-related information or increase the likelihood or scope of competition from the regional Bell operating companies or other telecommunications companies, could affect our pricing or ability to market our services successfully. For example, regulation of cable television rates may affect the speed at which our cable partners upgrade their cable systems to carry our services. Similarly, legislation considered in the last Congress, which would have restricted the use of subscriber information by interactive computer services for marketing and other purposes, could adversely affect the marketing of our services as well as our revenue from advertising.

     Local franchise authorities could seek to regulate our services. Many of our United States cable partners' local cable affiliates have elected to classify the provision of the @Home service as additional cable services under their respective local franchise agreements, and to pay franchise fees in accordance with those agreements. Local franchise authorities may attempt to subject cable systems to higher or other franchise fees or taxes or otherwise require cable operators to obtain additional franchises in connection with their distribution of the @Home service. There are thousands of franchise authorities, and thus it will be difficult or impossible for us or our cable partners to operate under a unified set of franchise requirements.

     The FCC could require our cable partners to grant our competitors access to the cable infrastructure. America Online, MindSpring Enterprises, Inc., Consumers Union and other parties have requested the FCC to require cable operators to provide Internet and online service providers with unbundled access to the cable infrastructure. In the event that the FCC were to require third-party access to the cable infrastructure, Internet and online service providers could potentially provide services over the cable infrastructure of our cable partners that compete with our services. If the FCC or another governmental agency were to classify our cable partners as common carriers of Internet services, or if they were to seek such classification as a means of protecting themselves against liabilities, our rights as the exclusive residential high-speed Internet service provider over the systems of our United States cable partners could be lost. In addition, if we or our United States cable partners were classified as common carriers, these cable partners could be subject to government-regulated tariff schedules for the amounts they could charge for our services.

     Local agencies may require third party access. The third party access issue has also been raised in proceedings before local governments. Local governments must approve the transfer of TCI's cable systems to AT&T in connection with the AT&T's acquisition of TCI. America Online, U S West and some Internet service providers have asked local governments to impose a third-party access requirement on TCI as a condition to approving the transfer, and Portland and Multnomah County, Oregon have imposed such a condition. AT&T and TCI have challenged this action in Federal District Court. Seattle and King County, Washington, are considering a similar condition. Other local governments are considering imposing third-party access requirements on cable operators in franchise renewal proceedings and in connection with transfers of cable systems between cable operators.

     Canadian regulation could affect our business. Rogers and Shaw have informed us that, due to certain Canadian regulations, they are required to provide access to their respective networks to third-party Internet service providers. Although no third party currently uses Rogers' or Shaw's networks for the purpose of offering Internet services, these Canadian regulations preclude us from having an exclusive contractual right to access these networks.

     Deregulation of telephone companies could enhance their ability to compete against our service. The FCC also is considering whether to provide the Bell operating companies and other incumbent local exchange carriers with significant relief from existing access, resale, unbundling, pricing, and cost recovery rules and policies, without regard to local access and transport boundaries, in order to encourage the deployment and operations by these carriers of high-capacity, packet-switched networks and other advanced telecommunications facilities and related services, including Internet access services. Deregulation of telephone company advanced services could enhance the ability of these companies to compete against the delivery of @Home's services by our cable partners.

WE COULD FACE LIABILITY FOR DEFAMATORY OR INDECENT CONTENT

     It is possible that claims could be made against Internet and online service providers under both United States and foreign law for defamation, negligence, copyright or trademark infringement, or other theories based on the nature and content of the materials disseminated through their networks. Several private lawsuits seeking to impose such liability are currently pending. In addition, legislation has been proposed that imposes liability for or prohibits the transmission over the Internet of certain types of information. The imposition upon Internet and online service providers of potential liability for information carried on or disseminated through their systems could require us to implement measures to reduce our exposure to this liability. This may require that we expend substantial resources or discontinue certain service or product offerings. The increased attention focused upon liability issues as a result of these lawsuits and legislative proposals could impact the growth of Internet use. Furthermore, certain foreign governments, such as Germany, have enacted laws and regulations governing content distributed over the Internet that are more strict than those currently in place in the United States. One or more of these factors could significantly harm our business.

OUR PRO FORMA ACCOUNTING FOR THE EXCITE MERGER MAY CHANGE

     The total estimated purchase price for the Excite merger has been allocated on a preliminary basis to assets and liabilities based on our best estimates of their fair values, with the excess costs over the net assets acquired allocated to goodwill and other intangible assets. This allocation is subject to change pending a final analysis of the fair values of the assets acquired and liabilities assumed. The impact of these changes could be material to our future results of operations.

CERTAIN TRANSACTIONS MAY RESULT IN ADDITIONAL DILUTION TO OUR STOCKHOLDERS

     We have entered into agreements with Cablevision, Rogers, Shaw, certain other cable partners and other business partners pursuant to which we have issued warrants to purchase a total of 23,619,036 shares of our Series A common stock. Under these agreements, warrants to purchase 12,386,125 shares of our Series A common stock at an average price of $2.26 per share were exercisable as of December 31, 1998. To the extent that Cablevision, Rogers, Shaw, certain other cable partners or other business partners become eligible to and exercise their warrants, our stockholders would experience substantial dilution. We also may issue additional stock, or warrants to purchase stock, at prices less than fair market value in connection with efforts to expand distribution of the @Home service.

OUR STOCK PRICE IS SUBJECT TO SIGNIFICANT VOLATILITY

     The stock market has from time to time experienced significant price and volume fluctuations. In addition, the market price of the shares of our Series A common stock, like the market prices of shares of other Internet companies, has been and is likely to be highly volatile. Factors such as fluctuations in our operating results, announcements of technological innovations or new products by us or our competitors, regulatory actions, market rumors, acquisitions in the Internet, telecommunications or cable industries and general market conditions may have a significant effect on the market price of our Series A common stock and other securities, such as our outstanding debentures, that are convertible into or exercisable for our Series A common stock.

     RISKS RELATED TO OUR RELATIONSHIPS WITH OUR CABLE PARTNERS

WE DEPEND ON OUR CABLE PARTNERS TO UPGRADE TO THE TWO-WAY CABLE INFRASTRUCTURE NECESSARY TO SUPPORT OUR @HOME SERVICE; THE AVAILABILITY AND TIMING OF THESE UPGRADES ARE UNCERTAIN

     Transmission of the @Home service and certain @Work services over cable depends on the availability of high-speed two-way HFC cable infrastructure. However, only a portion of existing cable plant in the United States and in certain international markets has been upgraded to HFC cable, and even less is capable of high-speed two-way transmission. Our cable partners have announced and begun to implement major infrastructure investments in order to deploy two-way HFC cable. However, certain of our cable partners have limited experience with these upgrades, and these investments have placed a significant strain on the financial, managerial, operating and other resources of our cable partners, most of which are already highly leveraged. Therefore, these infrastructure investments have been, and we expect will continue to be, subject to change, delay or cancellation. Although our commercial success depends on the successful and timely completion of these infrastructure upgrades, most of our cable partners are under no obligation to upgrade systems or to introduce, market or promote our services. The failure of our cable partners to complete these upgrades in a timely and satisfactory manner, or at all, would prevent us from delivering high-performance Internet services and would significantly harm our business.

OUR CABLE PARTNERS ARE NOT GENERALLY OBLIGATED TO CARRY OUR SERVICES, AND THE EXCLUSIVITY OBLIGATIONS THAT PREVENT THEM FROM CARRYING COMPETING SERVICES MAY BE TERMINATED

     Our cable partners are subject to certain exclusivity obligations that prohibit them from obtaining high-speed (greater than 128 kilobits per second) residential consumer Internet services from any source other than us. However, most of our cable partners are under no affirmative obligation to carry any of our services, and the exclusivity obligations of our principal cable partners, TCI, Comcast, Cox and Cablevision, expire on June 4, 2002, and may be terminated sooner under certain circumstances. For example, our principal cable partners may terminate all their exclusivity obligations upon a change in law that materially impairs certain of their rights. Also, Comcast or Cox may terminate all exclusivity obligations of our principal cable partners at any time if there is a change of control of TCI that results, within one year, in the incumbent directors of TCI no longer constituting a majority of the TCI board of directors. AT&T has agreed with TCI not to take intentional actions that would allow termination of these exclusivity obligations. Either Comcast or Cox, based on relative subscriber criteria as of June 4, 1999 and as of each anniversary of that date, has the right to terminate the exclusivity obligations of our principal cable partners if TCI and its affiliates do not meet certain subscriber penetration levels for the @Home service. Based upon current subscriber penetration information available to us, it is uncertain whether TCI will meet these penetration levels at June 4, 1999 or in the future. If Comcast or Cox terminates the exclusivity obligations, this could significantly harm our business and cause an immediate drop in our stock price. Finally, Comcast may terminate its own exclusivity obligations upon its election after June 4, 1999 if it permits a portion of its equity in us to be repurchased by us at Comcast's original cost. Comcast has informed us that it has entered into an agreement with Microsoft Corporation under which Microsoft can require Comcast to terminate its exclusivity obligations after June 4, 1999. Although Microsoft has stated in the agreement that it has no present intention to do so, Microsoft may be more likely than Comcast to terminate Comcast's exclusivity obligations.

THE EXCLUSIVITY OBLIGATIONS OF OUR CABLE PARTNERS ARE LIMITED

     The exclusivity obligations also are subject to exceptions that would permit our principal cable partners and their affiliates to engage in certain activities which could compete, directly or indirectly, with our activities. For example, each of these cable partners and its affiliates is permitted to:

     - engage in any business other than the provision of high-speed residential consumer Internet services, including competing with our @Work operations

     - maintain voting equity interests of 10% or less in public companies that directly compete with our @Home service and related Internet backbone connectivity services

     - acquire an interest in any business that competes with our high-speed residential consumer Internet services (so long as the competitive business is not its primary business)

     - acquire equity securities of public companies that compete with us, provided that it does not control (or is not under common control with) such companies

     - operate a competing business in any cable system territory where the exclusivity obligations have been terminated

OUR CABLE PARTNERS MAY OFFER CERTAIN SERVICES DESPITE THEIR EXCLUSIVITY OBLIGATIONS

     Most of our cable partners' exclusivity obligations are limited to high-speed residential Internet services and do not extend to various excluded services that they may offer without us. These excluded services include:

     - telephony services

     - services that are primarily work-related (such as @Work services)

     - residential Internet services that do not use the cable partners' cable television infrastructures, regardless of data transmission speed

     - local Internet services that do not require use of an Internet backbone outside a single metropolitan area

     - services that are utilized primarily to connect students to schools, colleges or universities

     - Internet telephony, Internet video telephony or Internet video conferencing

     - limited Internet services primarily intended for display on a television such as some types of Internet-based digital set-top services

     - certain Internet services that are primarily downstream services where the user cannot send upstream commands in real-time

     - streaming video services that include video segments longer than 10 minutes in duration

     In addition, our cable partners can engage in limited testing, trials and similar activities with respect to businesses subject to their exclusivity obligations. By engaging in the excluded services, most cable partners can compete, directly or indirectly, with our activities, including our @Work services.

WE ARE PROHIBITED FROM OFFERING THE EXCLUDED SERVICES

     Until the later of June 4, 2002 or such time as a principal cable partner is no longer in compliance with its exclusivity obligations, we may not offer the excluded services described above using a principal cable partner's cable plant, or to residences in the geographic areas served by its cable systems, without its consent. These restrictions apply even if we have integrated an excluded service with the @Home service in another geographic area. In the case of streaming video transmissions that include video segments longer than 10 minutes in duration, we face increased obligations to our principal cable partners that remain in compliance with their exclusivity obligations. Specifically, we have agreed not to allow these video transmissions using their cable infrastructure or in the geographic areas served by their cable systems, without their consent. Therefore, we may never have access to the cable infrastructures of our principal cable partners for excluded services, and we must negotiate a separate agreement, including a new revenue split, if applicable, with each of the principal cable partners for each excluded service that we seek to provide over their cable infrastructures.

WE ARE CONTROLLED BY TCI

     TCI controls approximately 71% of our voting power and has the power to elect a majority of our board members and to control all matters requiring the approval of our stockholders. TCI's Series B common stock carries ten votes per share and gives TCI the right to elect five Series B directors, one of which is designated by Comcast and one of which is designated by Cox. Currently, four of our 11 directors are directors, officers or employees of TCI or its affiliates. As long as TCI owns at least 7,700,000 shares of our Series B common stock and holds a majority of our voting power, our Board may take action only if approved by the Board and by a majority of the Series B directors, three of five of which are designees of TCI. This allows TCI to block actions of our Board, even through the TCI directors may not then constitute a majority of the Board. In addition, TCI can expand the Board at any time and fill the vacancies with TCI designees to control a majority of the Board. Further, we may not take certain corporate actions without the approval of TCI's Series B directors and in certain cases the directors designated by Comcast and Cox. Notwithstanding these provisions, all of our directors owe fiduciary duties to our stockholders. If and when the merger of AT&T and TCI is complete, AT&T will control TCI and thus control us. Even if and when we complete the Excite merger, TCI or AT&T will continue to own more than 50% of our voting power.

WE MAY NOT REALIZE THE EXPECTED BENEFITS FROM, AND COULD BE HARMED BY, AT&T'S ACQUISITION OF TCI AND TCG

     On June 24, 1998, TCI and AT&T announced that AT&T has agreed to acquire TCI. AT&T and TCI anticipate that their merger, which is subject to regulatory approval, will be completed in the first quarter of 1999. In addition, in July 1998, AT&T acquired Teleport Communications Group, Inc. While we believe that AT&T's acquisition of TCI and TCG may benefit us by increasing the rate at which TCI's cable facilities will be upgraded to the two-way HFC cable necessary to carry our services, by allowing us to utilize the strength of AT&T's brand in marketing the @Home service to consumers and by increasing the potential for cooperation between us and TCG, these benefits may not be realized and AT&T's TCI acquisition may not be completed. Moreover upon a change of control of TCI that results within one year in the incumbent directors of TCI no longer constituting a majority of the TCI board of directors, either Cox or Comcast can terminate the exclusivity obligations that apply to our principal cable partners. While AT&T has agreed with TCI not to take intentional actions that would allow termination of these exclusivity obligations, if AT&T did take these actions, either Cox or Comcast would have the right to terminate the exclusivity obligations of all our principal cable partners. This would significantly harm our business and cause an immediate drop in our stock price.

     As discussed above, local franchise authorities could impose an obligation, in connection with AT&T's acquisition of TCI, that AT&T and TCI allow third parties to access TCI's cable infrastructure. The imposition of such an obligation could lessen the anticipated benefits of their merger, and therefore the benefits we may receive as a result of their merger.

WE MAY FACE ADDITIONAL COMPETITION FROM AT&T

     AT&T operates certain businesses that could compete with our services, notwithstanding any exclusivity obligations that may apply to it if and when its acquisition of TCI is completed. First, AT&T operates a consumer Internet service known as AT&T WorldNet. Although AT&T WorldNet is currently a dial-up service that does not utilize broadband technologies, AT&T may be able to use non-cable-based data transport mechanisms to offer high-speed residential Internet services that compete with our @Home service. Second, AT&T owns TCG, which operates an Internet service for business customers that competes with our @Work service. Our @Work business depends to a significant extent on our agreement with TCG for local access telecommunications services. If TCG ceases to cooperate with us, our @Work business would be harmed. Because our @Work business is not subject to the cable partners' exclusivity obligations, AT&T or TCG are not limited in their ability to compete with our @Work business. In addition, AT&T and Time Warner recently announced the formation of a significant strategic relationship that will include a joint venture to offer AT&T-branded cable telephony service to residential and small business customers over Time Warner's existing cable television systems in 33 states. The relationship between AT&T and Time Warner could ultimately extend to other broadband services, including cable Internet services, that compete with our @Home service. Therefore, even once it controls us, AT&T may take actions that benefit TCG, WorldNet or other services of AT&T or other parties to our detriment.

WE DEPEND ON OUR CABLE PARTNERS FOR DISTRIBUTION; THIS CREATES CONFLICTS OF INTEREST

     Through their cable systems, our cable partners provide the principal distribution network for our services, and they share the revenue from the @Home services that are derived from our subscribers. Given our contractual and business relationships with our cable partners, the interests of our cable partners may not always coincide with our interests, and conflicts of interest concerning the split of revenues and other matters exist. Because TCI, Cablevision, Comcast and Cox all operate cable systems that will be the primary distributors of the @Home service, situations may arise where their interests may diverge or appear to diverge from the interests of our other stockholders. TCI and the other principal cable partners, acting through their Board designees, have the ability to cause us to take certain actions or prohibit us from taking certain actions that may be favored by other stockholders or by the other directors who are not affiliated with our principal cable partners. Our Board, which is controlled by TCI, has the power, subject to directors' fiduciary duties, to approve transactions in which our principal cable partners have an interest, including amending or terminating their distribution agreement with us or changing the revenue splits in their favor. Under the agreements under which our U. S. cable partners distribute our services, we receive 35% of monthly fees and fees for premium services. However, most of these agreements, including the agreement with our principal cable partners, contain contractual "most favored nation" provisions, which provide that our principal cable partners are entitled to distribution arrangements and related services on terms at least as favorable as those obtained by any other cable system operator. Therefore, our principal cable partners have the power, subject to their fiduciary duties, to cause us to approve more favorable distribution arrangements, including more favorable revenue splits, for one or more unaffiliated cable operators in order to receive more favorable distribution arrangements themselves and reduce our share of subscriber fees.

WE DEPEND ON OUR CABLE PARTNERS TO MARKET, DELIVER AND SUPPORT THE @HOME SERVICE

     Because subscribers to the @Home service will subscribe through a cable partner, the cable partner will substantially control the customer relationship with the subscriber. Each cable partner has complete discretion regarding the pricing of the @Home service to subscribers in its territories (except for certain premium services for which we may contract directly with the subscriber), and a cable partner could use the @Home service as a loss leader in order to increase demand for other products or services with more attractive terms. The cable partners do not have any affirmative obligations (other than the payment of revenue splits to us) with respect to marketing, installing and maintaining infrastructure for, providing customer service for and billing for the @Home service. In limited circumstances, such as a cable partner's failure to upgrade a cable system or roll out the @Home service after it has committed to do so, we may be entitled to certain cost reimbursements and to be released from certain of our exclusivity obligations, neither of which may be an effective remedy for the failure. Our business requires a substantial rollout of the @Home service, and if a widespread rollout does not occur, our business will not be viable. Moreover, our cable partners have in the past experienced, and may in the future experience, delays in installing the @Home service in areas in which it has been introduced. Our cable partners are expected to provide general customer service to our subscribers and, under their distribution agreements, have the option to provide technical support, rather than utilizing our service and support capabilities. If a cable partner elects to provide technical support, we must reimburse them for our avoided costs, and we would have little or no control over the quality of customer service actually provided to subscribers of the @Home service. If the customer service and support provided by our cable partners are unsatisfactory to subscribers, consumer demand for the @Home service will likely diminish.

OUR CABLE PARTNERS CONTROL THE TERMS OF DISTRIBUTION OF THE @HOME SERVICE

     We and our cable partners have entered into agreements providing for the distribution of the @Home service by our cable partners and their affiliates. The economic and other terms of these agreements may be less favorable to us than those that could have been negotiated had we been independent of our principal cable partners. In addition, the agreements with our principal cable partners contain provisions that permit a cable partner to change certain aspects of the distribution of the @Home service without our approval. For example, a principal cable partner has the option to provide certain customer service functions that we currently provide and upon which our 35% revenue split was based. If a principal cable partner elects to provide these services, it is also entitled to reimbursement of our avoided costs. Similarly, the principal cable partners have certain rights to remove cable systems from the approved rollout schedule or to substitute cable systems in place of removed systems. These rights are contractual in nature and may be exercised by the principal cable partners in their sole discretion. The exercise by the principal cable partners of these contractual rights may significantly harm our business. Our cable partners also control the rollout schedule of the @Home service, and our principal cable partners hold certain priority rights with respect to this rollout schedule. This priority could harm us because we may be required to roll out our services to our principal cable partners before rolling out the services to other cable system operators, even though the other cable system operators may be ready to roll out the @Home service sooner or on terms more favorable for us.

OUR PRINCIPAL CABLE PARTNERS CAN BLOCK ACCESS TO CERTAIN CONTENT AND SERVICES

     Each principal cable partner has the right to exclude the promotion of specified national content providers from the @Home service offered through its cable systems, subject to an adjustment in the revenue split if the number of such exclusions exceeds a specified number. In addition, a principal cable partner has the right to block access to certain content, including streaming video segments of more than ten minutes in duration, and we are obligated to use reasonable best efforts to block such access. We are also obligated to use reasonable best efforts to consult with and involve each of the principal cable partners in the development of requirements for, design of and introduction of enhancements, new features and new applications of the @Home service. If principal cable partners representing a majority of the residential subscribers who subscribe to the @Home service object to any enhancement, feature or application, we have agreed not to implement that enhancement, feature or application in the territories of the objecting cable partners. If any of the cable partners exercise these rights to block access to certain content or services in certain territories, we may be required to devote substantial expenses and resources to provide different content and services in different territories and to assist them in blocking such access. This could significantly harm our business.

OUR CABLE PARTNERS MAY COMPETE WITH US FOR ADVERTISING AND PROGRAMMING REVENUE

     While we retain 100% of the revenue from our programming of the designated national area of the @Home service, our principal U.S. cable partners retain 100% of revenue generated from their programming of a designated local area of the start page of the @Home service. These revenues could include advertising fees, service fees, content provider charges, transaction fees and promotional revenue. Accordingly, in exercising their right to program the local area, our cable partners could place a significant amount of advertising or program content on the @Home service for which we receive no share of the revenues. For example, given the national or regional coverage of their operations, any of our principal cable partners and its affiliates could strike agreements with advertisers that could effectively result in broad-based advertising campaigns reaching significant regions of the United States in competition with our advertising campaigns, generating revenue only for such cable partner and its affiliates and not for us. In Canada, we share national advertising revenue with our Canadian cable partners.

WE DEPEND ON TCG FOR LOCAL TELECOMMUNICATIONS SERVICES FOR OUR @WORK SERVICES

     We depend on TCG, which is owned by AT&T, to provide local telecommunications services and co-location within TCG's facilities on favorable economic terms. This relationship enables us to provide @Work services to an entire metropolitan area in which TCG has facilities. If we were required to obtain comparable telecommunications services from local exchange carriers, we would effectively be limited to providing @Work services to commercial customers within a ten-mile radius of one of our points of presence. As a result, we would be required to build multiple points of presence to service an entire metropolitan area, which would substantially increase our capital costs to enter new markets and which could make such market entry uneconomical. If we were required to pay standard local exchange carrier rates, the ongoing operating costs for our @Work services would be substantially higher. The loss of our strategic relationship with TCG would significantly harm our ability to deploy our @Work services. In addition, TCG has acquired a provider of Internet-related services to businesses and corporate customers and will compete directly with the @Work Internet service. To the extent TCG acquires or enters into strategic relationships with other Internet service providers, TCG may reduce its support of the @Work services. Although there are alternative suppliers for TCG's services, it could take a significant period of time for us to establish similar relationships, and equivalent terms might not be available.

OUR PRINCIPAL CABLE PARTNERS MAY DISPOSE OF THEIR CABLE SYSTEMS, WHICH WOULD REDUCE OUR POTENTIAL SUBSCRIBER BASE

     Our agreements with our principal cable partners do not require that they maintain a specified number of cable systems, subscribers or homes passed in order to maintain their control over equity ownership of us. These principal cable partners may dispose of a significant amount of their cable systems without requiring that these cable systems remain subject to any exclusivity provisions. However, to the extent that any of our principal cable partners disposes of systems accounting for more than 20% of the number of homes passed in its service areas as of June 4, 1996 (subject to certain exceptions) without causing such transferred homes to remain exclusive to us, then that principal cable partner may be required to sell a proportionate amount of its equity interest in us to our other principal cable partners at fair market value. For example, TCI has completed the transfer or sale of certain cable systems and has announced the proposed sale or transfer of additional cable systems and is considering various plans and proposals that may result in the disposition of other of its cable systems. Although TCI has informed us that it is attempting to cause certain of these transferred systems to remain subject to TCI's exclusivity obligations, these efforts may not be successful. These dispositions could significantly harm us if the transferred homes do not remain exclusive.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The index to our Consolidated Financial Statements and the Report of the Independent Auditors appears in Part IV of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The information concerning our directors required by Item 10 is incorporated by reference herein to section entitled "Proposal No. 1 -- Election of Directors" of the proxy statement for our 1999 Annual Meeting of Stockholders that we will file by April 30, 1999. The information concerning our executive officers required by Item 10 is incorporated by reference to the section of our proxy statement entitled "Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated herein by reference to the sections entitled "Executive Compensation" and "Proposal No. 1 -- Election of Directors" of our proxy statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" of our proxy statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated herein by reference to the section entitled "Certain Transactions" of our proxy statement.

     With the exception of the information specifically stated as being incorporated by reference from our proxy statement in Part III of this Annual Report on Form 10-K, our proxy statement is not to be deemed as filed as part of this report. The proxy statement will be filed with the Securities and Exchange Commission by April 30 1999.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements. We have filed the following financial statements with this Form 10-K:

                                                              PAGE
                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........   47
Consolidated Balance Sheets at December 31, 1998 and
  1997......................................................   48
Consolidated Statements of Operations for the Years Ended
  December 31, 1998, 1997 and 1996..........................   49
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 1998, 1997 and 1996..............   50
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1998, 1997 and 1996..........................   51
Notes to Consolidated Financial Statements..................   52

(a)(2) Financial Statement Schedules. -- Not applicable.

(a)(3) Exhibits.

    EXHIBIT
    NUMBER                                  TITLE
    -------                                 -----
    3.01         Third Amended and Restated Certificate of Incorporation of
                 Registrant filed August 14, 1996(1)
    3.02         Certificate of Amendment of Third Amended and Restated
                 Certificate of Incorporation of Registrant filed April 11,
                 1997(1)
    3.03         Certificate of Designation of Series C Convertible
                 Participating Preferred Stock of Registrant filed April 11,
                 1997(1)
    3.04         Form of Certificate of Amendment of the Third Amended and
                 Restated Certificate of Incorporation of Registrant
                 effective July 15, 1997(1)
    3.05         Form of Second Amended and Restated Bylaws of Registrant
                 effective July 16, 1997(1)
    3.06         Form of Fourth Amended and Restated Certificate of
                 Incorporation of Registrant filed July 16, 1997(1)
    4.01         Third Amended and Restated Registration Rights Agreement,
                 dated April 11, 1997, among Registrant and the parties
                 indicated therein(1)
    4.02         Letter Agreement relating to Tag-Along/Drag-Along Rights,
                 dated April 11, 1997, among Registrant and the parties
                 indicated therein(1)
    4.03         Canadian Purchase Letter Agreement, dated April 11, 1997,
                 among Registrant and the parties indicated therein(1)
    4.04         Form of Amended and Restated Stockholders' Agreement, dated
                 August 1, 1996, among Registrant and the parties indicated
                 therein, as amended on May 15, 1997(1)
    4.05         Form of certificate of Registrant's Series A common stock(1)

    EXHIBIT
    NUMBER                                  TITLE
    -------                                 -----
    4.06         Narrative Communications Corp. 1998 Equity Incentive Plan,
                 assumed by Registrant as of December 30, 1998(*)
    4.07         Registrant's 1997 Equity Incentive Plan, as amended(*)(2)
    4.08         Registrant's 1997 Employee Stock Purchase Plan, as
                 amended(*)(2)
    9.01         Voting Agreement, dated April 11, 1997 among Registrant, TCI
                 Internet Holdings, Inc., Comcast PC Investments, Inc., Cox
                 Teleport Providence, Inc., Rogers Cablesystems Limited and
                 Shaw Cablesystems Ltd.(1)
    10.01 A      Stock Purchase Agreement, dated August 29, 1995, among
                 Registrant, TCI Internet Services, Inc., Kleiner Perkins
                 Caufield & Byers VII, KPCB VII Founders Fund and KPCB
                 Information Sciences Zaibatsu Fund II(1)
    10.01 B      Letter Agreement and Term Sheet, dated as of October 2,
                 1997, among Registrant, Cablevision Systems Corporation, CSC
                 Parent Corporation, Comcast Corporation, Cox Enterprises,
                 Inc., Kleiner Perkins Caufield & Byers and
                 Tele-Communications, Inc.(3)
    10.02 A      Letter Agreement, dated May 9, 1996, among Registrant, TCI
                 Internet Holdings, Inc., Kleiner Perkins Caufield & Byers
                 VII, KPCB VII Founders Fund and KPCB Information Sciences
                 Zaibatsu Fund II(1)
    10.02 B      Warrant Purchase Agreement, dated October 10, 1997, between
                 Registrant and Cablevision Systems Corporation(3)
    10.03 A      Stock Purchase and Exchange Agreement, dated August 1, 1996, among Registrant, TCI Internet Holdings, Inc., Kleiner
                 Perkins Caufield & Byers VII, KPCB Information Sciences
                 Zaibatsu Fund II, James Clark, Comcast PC Investments, Inc.,
                 and Cox Teleport Providence, Inc.(1)
    10.03 B      Warrant to Purchase Shares of Series A common stock of the
                 Registrant issued to CSC Parent Corporation as of October
                 10, 1997(3)
    10.04 A      Term Sheet, dated June 4, 1996, among Registrant, TCI
                 Internet Holdings, Inc., Kleiner Perkins Caufield & Byers
                 VII, KPCB Information Sciences Zaibatsu Fund II, KPCB VII
                 Founders Fund, Comcast PC Investments, Inc., and Cox
                 Teleport Providence, Inc.(1)
    10.04 B      Contingent Warrant to Purchase Shares of Series A Common
                 Stock of Registrant issued to CSC Parent Corporation as of
                 October 10, 1997(3)
    10.05        Stock Purchase Agreement, dated April 11, 1997, among
                 Registrant, Rogers Cablesystems Limited, Shaw Cablesystems
                 Ltd., Sun Microsystems, Inc., Netscape Communications
                 Corporation, James Barksdale, Motorola, Inc. and Bay
                 Networks, Inc.(1)
    10.06        Term Sheet dated March 18, 1997, among Registrant and Shaw
                 Cablesystems Ltd. and Rogers Cablesystems Limited(1)
    10.07        Master Communications Services Agreement, dated April 2,
                 1997, between Registrant and Teleport Communications Group
                 Inc.(1)
    10.08        Lease, dated October 17, 1996, between Registrant and
                 Martin/Campus Associated, L.P.(1)
    10.09        Form of Indemnification Agreement between Registrant and
                 each of its directors and executive officers(*)(1)
    10.10        Registrant's 1996 Incentive Stock Option Plan(*)(1)
    10.11        Registrant's 1996 Incentive Stock Option Plan No. 2(*)(1)
    10.12        Narrative Communications Corp. 1995 Stock Option Plan,
                 assumed by Registrant as of December 30, 1998(*)

    EXHIBIT
    NUMBER                                  TITLE
    -------                                 -----
    10.13        Description of Registrant's 1998 Executive Incentive Plan(*)
    10.14        Restricted Stock Purchase Agreement, dated July 31, 1996,
                 between Registrant and Thomas A. Jermoluk for purchase of
                 Series A common stock(*)(1)
    10.15        Restricted Stock Purchase Agreement, dated July 31, 1996,
                 between Registrant and Thomas A. Jermoluk for purchase of
                 Series K preferred stock(*)(1)
    10.16        Restricted Stock Purchase Agreement, dated July 31, 1996,
                 between Registrant and William R. Hearst III for purchase of
                 Series A common stock(*)(1)
    10.17        Restricted Stock Purchase Agreement, dated July 29, 1996,
                 between Registrant and Ken Goldman for purchase of Series A common stock(*)(1)
    10.18        Form of Restricted Stock Purchase Agreement and Promissory
                 Note between Registrant and other officers for purchase of
                 Series A common stock(*)(1)
    10.19        Employment Letter Agreement, dated July 19, 1996, between
                 Registrant and Thomas A. Jermoluk(*)(1)
    10.20        Letter of Agreement, dated May 15, 1997, among Registrant
                 and the parties indicated therein, including as exhibits the
                 Master Distribution Agreement Term Sheet and the Term Sheet
                 for Form of LCO Agreement(1)
    10.21        Build To Suit Lease, dated September 29, 1997 between
                 Registrant and Martin/Campus Associates, L.P. (425 Broadway,
                 Redwood City, California)(4)
    10.22        Build To Suit Lease, dated September 29, 1997, between
                 Registrant and Martin/ Campus Associates, L.P., (440
                 Broadway, Redwood City, California)(4)
    10.23        Loan and Security Agreement, dated September 30, 1997,
                 between Registrant and Silicon Valley Bank(4)
    10.24        Binding Warrant Term Sheet, dated February 24, 1998, among
                 Registrant, Rogers Communications, Inc. and Shaw
                 Communications, Inc.(5)
    10.25        Warrant Purchase Agreement, dated May 5, 1998, between
                 Registrant and Century Communications Corp.
    10.26        Warrant to Purchase Series A Common Stock of Registrant
                 issued to Century Communications Corp. as of May 5, 1998
    10.27        Form of Warrant to Purchase Series A Common Stock of
                 Registrant to be issued to Century Communications Corp.
    10.28        Warrant Purchase Agreement, dated June 27, 1998, between
                 Registrant and Garden State Cablevision L.P.
    10.29        Warrant to Purchase Series A Common Stock of Registrant
                 issued to Garden State Cablevision L.P. as of June 27, 1998
    10.30        Warrant Purchase Agreement, dated June 26, 1998, between
                 Registrant and Jones Intercable Inc.
    10.31        Warrant to Purchase Series A common stock of Registrant
                 issued to Jones Intercable Inc. as of June 26, 1998
    10.32        Agreement and Plan of Merger, dated December 30, 1998,
                 between Registrant and Narrative Communications Corp.
                 (incorporated by reference to Exhibit 2.1 of our Report on
                 Form 8-K filed on January 14, 1999 (File No. 000-22697))
    10.33        IRU Capacity Agreement, dated December 19, 1998, between
                 Registrant and AT&T Corp.(**)
    10.34        Form of Loan Modification Agreement between Registrant and
                 Silicon Valley Bank

    EXHIBIT
    NUMBER                                  TITLE
    -------                                 -----
    10.35        Build to Suit Option Agreement, dated October 25, 1996,
                 between Registrant and Martin/Campus Associates, L.P., and
                 First Amendment to Build to Suit Option Agreement.
    10.36        Build to Suit Lease, dated July 14, 1998, between Registrant and Martin/Campus Associates, L.P. (420 Broadway, Redwood
                 City, California)
    10.37        Form of Build to Suit Lease between Registrant and
                 Martin/Campus Associates, L.P. (430 Broadway, Redwood City,
                 California)
    21.01        Subsidiaries of Registrant(1)
    23.01        Consent of Ernst & Young LLP, Independent Auditors
    24.01        Power of Attorney executed by each officer and director (See pages 44 and 45 of this Form 10-K)
    27.01        Financial data schedule for year ended December 31, 1998

---------------
 * Management contracts or compensatory plans required to be filed as an exhibit to Form 10-K.

** Confidential treatment has been requested with respect to certain information contained in this document. Confidential portions have been omitted from this public filing and have been filed separately with the Securities and Exchange Commission.

(1) Incorporated by reference to exhibits to our Registration Statement on Form S-1 (File No. 333-27323), which became effective on July 11, 1997.

(2) Incorporated by reference to exhibits to our Registration Statement on Form S-8 filed on July 28, 1998 (File No. 333-60037).

(3) Incorporated by reference to exhibits to our Registration Statement on Form 8-K filed on October 22, 1997 (File No. 000-22697).

(4) Incorporated by reference to exhibits to our Report on Form 10-Q filed on November 14, 1997 (File No. 000-22697).

(5) Incorporated by reference to exhibits to our Report on Form 10-Q filed on May 15, 1998 (File No. 000-22697), as amended on February 8, 1999.

(b) Reports on Form 8-K.

     No such reports were filed in the fourth quarter of 1998.

(c) Exhibits. -- See (a)(3) above.

(d) Financial Statement Schedules. -- Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 19, 1999                   AT HOME CORPORATION

                                          By: /s/ THOMAS A. JERMOLUK
                                            ------------------------------------
                                            Thomas A. Jermoluk
                                            Chairman, President and
                                            Chief Executive Officer

                               POWER OF ATTORNEY

     Each individual whose signature appears below constitutes and appoints Thomas A. Jermoluk, Kenneth A. Goldman and David G. Pine, and each of them, his true and lawful attorneys-in-fact and agents, each with the power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
            PRINCIPAL EXECUTIVE OFFICER:

               /s/ THOMAS A. JERMOLUK                  President, Chief Executive     February 19, 1999
-----------------------------------------------------  Officer and Chairman of the
                 Thomas A. Jermoluk                    Board

            PRINCIPAL FINANCIAL OFFICER:

               /s/ KENNETH A. GOLDMAN                  Senior Vice President and      February 19, 1999
-----------------------------------------------------  Chief Financial Officer
                 Kenneth A. Goldman

            PRINCIPAL ACCOUNTING OFFICER:

                /s/ ROBERT A. LERNER                   Corporate Controller           February 19, 1999
-----------------------------------------------------
                  Robert A. Lerner

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                ADDITIONAL DIRECTORS:

              /s/ WILLIAM R. HEARST III                Vice Chairman                  February 19, 1999
-----------------------------------------------------
                William R. Hearst III

               /s/ JAMES L. BARKSDALE                  Director                       February 19, 1999
-----------------------------------------------------
                 James L. Barksdale

                  /s/ L. JOHN DOERR                    Director                       February 19, 1999
-----------------------------------------------------
                    L. John Doerr

               /s/ LEO J. HINDERY, JR.                 Director                       February 19, 1999
-----------------------------------------------------
                 Leo J. Hindery, Jr.

                 /s/ JOHN C. MALONE                    Director                       February 19, 1999
-----------------------------------------------------
                   John C. Malone

                /s/ BRUCE W. RAVENEL                   Director                       February 9, 1999
-----------------------------------------------------
                   John C. Malone

                /s/ BRIAN L. ROBERTS                   Director                       February 19, 1999
-----------------------------------------------------
                  Brian L. Roberts

                /s/ LARRY E. ROMRELL                   Director                       February 19, 1999
-----------------------------------------------------
                  Larry E. Romrell

               /s/ JAMES R. SHAW, JR.                  Director                       February 11, 1999
-----------------------------------------------------
                 James R. Shaw, Jr.

                /s/ DAVID M. WOODROW                   Director                       February 6, 1999
-----------------------------------------------------
                  David M. Woodrow

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
At Home Corporation

     We have audited the accompanying consolidated balance sheets of At Home Corporation as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of At Home Corporation at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                                               ERNST & YOUNG LLP

San Jose, California
January 19, 1999

                              AT HOME CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1998         1997
                                                              ---------    --------
Current assets:
  Cash and cash equivalents.................................  $ 300,702    $ 44,213
  Short-term investments....................................    118,587      76,166
                                                              ---------    --------
          Total cash, cash equivalents and short-term
            investments.....................................    419,289     120,379
  Accounts receivable, (net of allowance for doubtful
     accounts of $252 in 1998 and none in 1997).............      6,358       1,470
  Accounts receivable -- related parties....................      4,300         672
  Other current assets......................................      3,381       2,919
                                                              ---------    --------
          Total current assets..............................    433,328     125,440
Property, equipment and improvements, net...................     49,240      33,061
Distribution agreements, net................................    186,247     163,345
Intangible assets, net......................................     93,989          --
Other assets................................................     17,827       2,082
                                                              ---------    --------
          Total assets......................................  $ 780,631    $323,928
                                                              =========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   7,100    $  2,409
  Accounts payable -- related parties.......................      3,684       2,108
  Accrued compensation and related expenses.................      1,262         798
  Accrued transport costs...................................      2,444       1,179
  Deferred revenues.........................................      5,164       1,941
  Other accrued liabilities.................................     11,305       5,644
  Current portion of capital lease obligations..............     12,045       9,971
                                                              ---------    --------
          Total current liabilities.........................     43,004      24,050
Convertible debentures......................................    229,344          --
Capital lease obligations, less current portion.............     14,356      15,735
Other liabilities...........................................         61       1,736
Commitments and contingencies
Stockholders' equity:
  Common stock, $0.01 par value:
     Authorized shares -- 230,277,660 in 1998 and 1997
     Issued and outstanding shares -- 123,272,867 in 1998
      and 118,603,220
       in 1997..............................................    719,680     370,111
  Notes receivable from stockholders........................         (4)       (319)
  Deferred compensation.....................................     (2,880)     (4,399)
  Accumulated other comprehensive income....................      4,235          --
  Accumulated deficit.......................................   (227,165)    (82,986)
                                                              ---------    --------
          Total stockholders' equity........................    493,866     282,407
                                                              ---------    --------
          Total liabilities and stockholders' equity........  $ 780,631    $323,928
                                                              =========    ========

See accompanying notes.

                              AT HOME CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              1998         1997        1996
                                                            ---------    --------    --------
Revenues(1)...............................................  $  48,045    $  7,437    $    676
Costs and expenses(2):
  Operating costs.........................................     46,965      22,459       6,969
  Product development and engineering.....................     17,009      11,984       6,312
  Sales and marketing.....................................     18,091      11,863       6,368
  General and administrative..............................     12,429      10,635       6,054
  Purchased in-process research and development...........      2,758          --          --
  Cost and amortization of distribution agreements........    101,385       9,246          --
                                                            ---------    --------    --------
Total costs and expenses..................................    198,637      66,187      25,703
                                                            ---------    --------    --------
Loss from operations......................................   (150,592)    (58,750)    (25,027)
Interest income, net......................................      6,413       3,033         514
                                                            ---------    --------    --------
Net loss..................................................  $(144,179)   $(55,717)   $(24,513)
                                                            =========    ========    ========
Pro forma basic and diluted net loss per share............  $   (1.26)   $  (0.54)   $  (0.26)
                                                            =========    ========    ========
Shares used in pro forma basic and diluted per share
  calculations............................................    114,240     103,543      96,120
                                                            =========    ========    ========
---------------
(1) Revenues from related parties.........................  $  10,458    $  2,948    $    634
                                                            =========    ========    ========
(2) Depreciation and amortization included in costs and
    expenses..............................................  $  66,620    $ 18,159    $  1,903
                                                            =========    ========    ========

See accompanying notes.

                              AT HOME CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                         CONVERTIBLE                              NOTES                       ACCUMULATED
                                       PREFERRED STOCK       COMMON STOCK       RECEIVABLE                       OTHER
                                      -----------------   ------------------       FROM         DEFERRED     COMPREHENSIVE
                                      SHARES    AMOUNT    SHARES     AMOUNT    STOCKHOLDERS   COMPENSATION      INCOME
                                      ------   --------   -------   --------   ------------   ------------   -------------
Issuance of preferred stock, less
  issuance costs....................   1,000   $  9,968        --   $     --      $  --         $    --         $   --
Net loss............................      --         --        --         --         --              --             --
                                      ------   --------   -------   --------      -----         -------         ------
Balances at December 31, 1995.......   1,000      9,968        --         --         --              --             --
Issuance of preferred stock, less
  issuance costs....................   3,522     35,025        --         --         --              --             --
Series A common stock issued under
  stock option plans and restricted
  stock agreements..................      --         --    12,402        718       (170)             --             --
Repurchases of Series A common
  stock.............................      --         --      (547)       (29)        --              --             --
Deferred compensation related to
  grant of stock options............      --         --        --        346         --            (346)            --
Amortization of deferred
  compensation......................      --         --        --         --         --              74             --
Net loss............................      --         --        --         --         --              --             --
                                      ------   --------   -------   --------      -----         -------         ------
Comprehensive loss..................      --         --        --         --         --              --             --
                                      ------   --------   -------   --------      -----         -------         ------
Balances at December 31, 1996.......   4,522     44,993    11,855      1,035       (170)           (272)            --
Issuance of Series C preferred
  stock, less issuance costs........     240     46,339        --         --         --              --             --
Conversion of preferred stock to
  common stock......................  (4,762)   (91,332)   95,252     91,332         --              --             --
Series A common stock issued in the
  initial public offering, less
  issuance costs....................      --         --    10,350     99,768         --              --             --
Series A common stock issued under
  stock option plans and restricted
  stock agreements..................      --         --     2,191        527       (234)             --             --
Repurchases of Series A common
  stock.............................      --         --    (1,045)       (91)        15              --             --
Repayment of notes receivable.......      --         --        --         --         70              --             --
Warrants issued to purchase Series A
  common stock in connection with
  distribution agreements...........      --         --        --    172,283         --              --             --
Deferred compensation related to
  grant of stock options............      --         --        --      5,257         --          (5,257)            --
Amortization of deferred
  compensation......................      --         --        --         --         --           1,130             --
Net loss............................      --         --        --         --         --              --             --
                                      ------   --------   -------   --------      -----         -------         ------
Comprehensive loss..................      --         --        --         --         --              --             --
                                      ------   --------   -------   --------      -----         -------         ------
Balances at December 31, 1997.......      --         --   118,603    370,111       (319)         (4,399)            --
Series A common stock issued in the
  secondary offering, less issuance
  costs.............................      --         --     2,875    125,725         --              --             --
Series A common stock and options
  for Series A common stock issued
  in acquisitions...................      --         --     1,244     94,953         --              --             --
Series A common stock issued upon
  exercise of warrants..............      --         --        96                    --              --             --
Series A common stock issued under
  stock option plans and employee
  stock purchase plan...............      --         --       650      5,139         --              --             --
Repurchases of Series A common
  stock.............................      --         --      (195)       (36)        12              --             --
Repayment of notes receivable.......      --         --        --         --        303              --             --
Warrants issued to purchase Series A
  common stock in connection with
  distribution agreements...........      --         --        --    124,287         --              --             --
Amortization of deferred
  compensation, net of cancelled
  stock options.....................      --         --        --       (499)        --           1,519             --
Net loss............................      --         --        --         --         --              --             --
Unrealized gain on investments......      --         --        --         --         --              --          4,235
                                      ------   --------   -------   --------      -----         -------         ------
Comprehensive loss..................      --         --        --         --         --              --             --
                                      ------   --------   -------   --------      -----         -------         ------
Balances at December 31, 1998.......      --   $     --   123,273   $719,680      $  (4)        $(2,880)        $4,235
                                      ======   ========   =======   ========      =====         =======         ======


                                      ACCUMULATED   STOCKHOLDERS'
                                        DEFICIT        EQUITY
                                      -----------   -------------
Issuance of preferred stock, less
  issuance costs....................   $      --      $   9,968
Net loss............................      (2,756)        (2,756)
                                       ---------      ---------
Balances at December 31, 1995.......      (2,756)         7,212
Issuance of preferred stock, less
  issuance costs....................          --         35,025
Series A common stock issued under
  stock option plans and restricted
  stock agreements..................          --            548
Repurchases of Series A common
  stock.............................          --            (29)
Deferred compensation related to
  grant of stock options............          --             --
Amortization of deferred
  compensation......................          --             74
Net loss............................     (24,513)       (24,513)
                                       ---------      ---------
Comprehensive loss..................          --        (24,513)
                                       ---------      ---------
Balances at December 31, 1996.......     (27,269)        18,317
Issuance of Series C preferred
  stock, less issuance costs........          --         46,339
Conversion of preferred stock to
  common stock......................          --             --
Series A common stock issued in the
  initial public offering, less
  issuance costs....................          --         99,768
Series A common stock issued under
  stock option plans and restricted
  stock agreements..................          --            293
Repurchases of Series A common
  stock.............................          --            (76)
Repayment of notes receivable.......          --             70
Warrants issued to purchase Series A
  common stock in connection with
  distribution agreements...........          --        172,283
Deferred compensation related to
  grant of stock options............          --             --
Amortization of deferred
  compensation......................          --          1,130
Net loss............................     (55,717)       (55,717)
                                       ---------      ---------
Comprehensive loss..................          --        (55,717)
                                       ---------      ---------
Balances at December 31, 1997.......     (82,986)       282,407
Series A common stock issued in the
  secondary offering, less issuance
  costs.............................          --        125,725
Series A common stock and options
  for Series A common stock issued
  in acquisitions...................          --         94,953
Series A common stock issued upon
  exercise of warrants..............          --             --
Series A common stock issued under
  stock option plans and employee
  stock purchase plan...............          --          5,139
Repurchases of Series A common
  stock.............................          --            (24)
Repayment of notes receivable.......          --            303
Warrants issued to purchase Series A
  common stock in connection with
  distribution agreements...........          --        124,287
Amortization of deferred
  compensation, net of cancelled
  stock options.....................          --          1,020
Net loss............................    (144,179)      (144,179)
Unrealized gain on investments......          --          4,235
                                       ---------      ---------
Comprehensive loss..................          --       (139,944)
                                       ---------      ---------
Balances at December 31, 1998.......   $(227,165)     $ 493,866
                                       =========      =========

See accompanying notes.

                              AT HOME CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   YEARS ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                1998         1997         1996
                                                              ---------    ---------    --------
CASH (USED IN) OPERATING ACTIVITIES
Net loss....................................................  $(144,179)   $ (55,717)   $(24,513)
Adjustments to reconcile net loss to cash used in operating
  activities:
  Depreciation and amortization.............................     14,009        7,783       1,829
  Amortization of distribution agreements...................     51,591        9,246          --
  Cost of distribution agreements...........................     49,794           --          --
  Amortization of deferred compensation.....................      1,020        1,130          74
  Charge for purchased in-process research and
    development.............................................      2,758           --          --
  Changes in assets and liabilities:
    Accounts receivable.....................................     (8,099)      (1,338)       (804)
    Other assets............................................     (9,143)      (2,251)     (1,190)
    Accounts payable........................................      5,822        1,089       2,605
    Accrued compensation and related expenses...............        322          550         159
    Deferred revenues.......................................      3,126        1,853          87
    Other accrued liabilities...............................      4,503        6,026         798
    Other long-term liabilities.............................     (1,736)          61       1,675
                                                              ---------    ---------    --------
Cash (used in) operating activities.........................    (30,212)     (31,568)    (19,280)
CASH (USED IN) INVESTING ACTIVITIES
Purchase of short-term investments..........................   (135,342)    (103,030)     (8,998)
Sales and maturities of short-term investments..............     92,922       33,925       2,000
Purchase of property, equipment and improvements............    (16,793)      (9,989)     (7,320)
Increase in other assets....................................      4,291           --          --
Business combinations, net of cash acquired.................        144           --          --
                                                              ---------    ---------    --------
Cash (used in) investing activities.........................    (54,778)     (79,094)    (14,318)
CASH PROVIDED BY FINANCING ACTIVITIES
Proceeds from issuance of convertible debentures............    229,344           --          --
Issuance costs of convertible debentures....................     (6,878)          --          --
Proceeds from issuance of convertible preferred stock.......         --       46,339      35,025
Proceeds from issuance of common stock, net of
  repurchases...............................................    130,828       99,985         519
Proceeds from capital lease financing.......................         --        5,630       1,500
Payments on capital lease obligations.......................    (12,118)      (6,858)       (581)
Repayment of notes receivable from stockholders.............        303           70          --
                                                              ---------    ---------    --------
Cash provided by financing activities.......................    341,479      145,166      36,463
                                                              ---------    ---------    --------
Net increase in cash and cash equivalents...................    256,489       34,504       2,865
Cash and cash equivalents, beginning of period..............     44,213        9,709       6,844
                                                              ---------    ---------    --------
Cash and cash equivalents, end of period....................  $ 300,702    $  44,213    $  9,709
                                                              =========    =========    ========
SUPPLEMENTAL DISCLOSURES
  Interest paid.............................................  $   2,148    $   1,039    $    143
                                                              =========    =========    ========
  Acquisition of equipment under capital leases.............  $  12,872    $  16,527    $  7,916
                                                              =========    =========    ========
  Financing of other assets.................................  $      --    $   1,572    $     --
                                                              =========    =========    ========
  Notes receivable from stockholders issued in connection
    with exercise of stock options and restricted stock
    purchases...............................................  $      --    $     234    $    170
                                                              =========    =========    ========
  Issuance of warrants issued in connection with the
    distribution agreement with Cablevision.................  $  74,493    $ 172,283    $     --
                                                              =========    =========    ========
  Acquisitions of Narrative Communications Corporation and
    Full Force Systems, Inc.:
    Common stock issued and options and warrants exercisable
      for common stock assumed..............................  $  94,953    $      --    $     --
                                                              =========    =========    ========
    Liabilities assumed.....................................  $   2,589    $      --    $     --
                                                              =========    =========    ========

See accompanying notes.

                              AT HOME CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

     At Home Corporation (the "Company") was incorporated in the state of Delaware on March 28, 1995. The Company provides Internet services to consumers and businesses over the cable television infrastructure. As of December 31, 1998, the Company's services were available through cable systems in a limited number of cities in North America.

DEPENDENCE ON CABLE COMPANIES

     The Company has strategic relationships with eighteen cable companies that provide through their cable systems the principal distribution network for the Company's services to its subscribers. The Company's cable partners have granted the Company the exclusive right to offer high-speed residential consumer Internet services over their cable systems, subject to certain exceptions. However, these cable partners are under no obligation to carry the Company's services. In addition, the cable partners' exclusivity obligations in favor of the Company expire in June 2002, and may be terminated prior to that date under certain circumstances.

     Transmission of data over cable is dependent on the availability of high-speed two-way hybrid fiber coaxial cable infrastructure. Currently, significant portions of the cable infrastructure in the United States have not been upgraded from coaxial cable to hybrid fiber-coaxial cable and, in addition, are not capable of two-way transmission. Cable system operators have announced and begun to implement major infrastructure investments in order to deploy data-over-cable services. However, there can be no assurance that such infrastructure improvements will be completed.

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

BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

     Certain reclassifications have been made to prior year's financial statements to conform to current year's presentation.

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

                              AT HOME CORPORATION

CASH AND CASH EQUIVALENTS

     Cash equivalents are highly liquid investments with insignificant interest rate risk and maturities of 90 days or less and are stated at amounts that approximate fair value, based on quoted market prices. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts with financial institutions and highly liquid debt securities of corporations and the U.S. Government. The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within 90 days of their acquisition date.

PROPERTY, EQUIPMENT AND IMPROVEMENTS

     Property, equipment and improvements are stated at cost. Depreciation and amortization are computed using the straight-line method over the shorter of the estimated useful life of the asset or the lease term.

INTANGIBLE ASSETS

     Intangible assets consist of purchased technology, acquired workforce and goodwill related to the acquisitions of Narrative Communications Corp. ("Narrative") and Full Force Systems, Inc. ("Full Force") which were accounted for as purchases (Note 3). Amortization of intangible assets is provided on the straight-line basis over the estimated useful lives of the assets, which range from 3 to 3.5 years. Acquired in-process research and development without alternative future use is charged to operations when acquired.

     The Company records impairment losses on intangible assets when events and circumstances indicate that such assets might be impaired and the estimated fair value of the asset is less than its recorded amount. To date, no such impairment has occurred.

REVENUE RECOGNITION

     Monthly customer subscription revenue is recognized in the period in which subscription services are provided. The Company also earns revenue from cable system operators for providing certain support services, such as customer support, local area content development and pre-commercial deployment fees. Revenue from cable system operators is recognized as the services are performed. Through December 31, 1998, the majority of such revenue was derived from cable system operators that are also stockholders of the Company. Revenues also include the sale of online advertising based on fixed-fee charter programs, delivery of impressions on a cost per thousand basis and content partnering arrangements. Such revenues are recognized over the term of the programs.

ADVERTISING COSTS

     All advertising costs are expensed as incurred. Advertising costs, which are included in sales and marketing expenses, were $1,771,000, $626,000 and $684,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

RESEARCH AND DEVELOPMENT SOFTWARE COSTS

     Research and development costs are charged to operations as incurred. Software development and prototype costs incurred prior to the establishment of technological feasibility are included in research and development and are expensed as incurred. Software development costs incurred subsequent to the establishment of technological feasibility through the period of general market availability of the product are capitalized and amortized over their estimated useful life.

                              AT HOME CORPORATION

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

PRO FORMA NET LOSS PER SHARE

     The Company adopted Statement of Financial Accounting Standards Statement No. 128, "Earnings Per Share" ("FAS 128"), which is effective for fiscal years ending after December 15, 1997. FAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Dilutive earnings per share is very similar to the previously reported fully diluted earnings per share.

     Pro forma basic and diluted net loss per share is computed using the weighted average number of common shares outstanding, net of shares subject to repurchase, and also gives effect to the conversion of all outstanding shares of convertible preferred stock into shares of common stock for the years ended December 31, 1997 and 1996. Such information is presented in Note 2.

EFFECT OF NEW ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes new standards for reporting and displaying comprehensive income and its components. FAS 130 establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses). Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Such items may include foreign currency translation adjustments, unrealized gains/losses from investing and hedging activities, and other transactions. The Company adopted FAS 130 in 1998.

     In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131") which was adopted by the Company for the period ending December 31, 1998. FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. The Company operates in one business segment, Internet services to consumers and business over the cable television infrastructure.

     In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which establishes guidelines for the accounting for the costs of all computer software developed or obtained for internal use. The Company adopted SOP 98-1 effective for the year ended December 31, 1998. The adoption of SOP 98-1 did not have a material impact on the Company's consolidated financial statements.

     In April, 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." The statement is effective for fiscal years beginning after December 15, 1998. The statement requires costs of

                              AT HOME CORPORATION
start-up activities and organization costs to be expensed as incurred. The Company is required to adopt SOP 98-5 for the year ended December 31, 1999. The adoption of SOP 98-5 is not expected to have a material impact on the Company's consolidated financial statements.

     In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). The Company expects to adopt FAS 133 effective January 1, 2000. FAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate that the adoption of FAS 133 will have a significant effect on its results of operations or financial position.

 2. PRO FORMA NET LOSS PER SHARE

     Pro forma basic and diluted net loss per share are computed using the weighted average number of common shares outstanding. The computation for the periods ended December 31, 1997 and 1996, also gives pro forma effect to the conversion, in connection with the Company's initial public offering in July 1997, of all outstanding shares of convertible preferred stock into shares of common stock. The effect of outstanding stock options, warrants and common stock subject to repurchase is excluded from the computation as their inclusion would be anti-dilutive.

     The computation of basic and diluted net loss per share is as follows (in thousands, except per share data):

                                                         YEAR ENDED DECEMBER 31,
                                                    ---------------------------------
                                                      1998         1997        1996
                                                    ---------    --------    --------
Net loss..........................................  $(144,179)   $(55,717)   $(24,513)
                                                    =========    ========    ========
Weighted average shares of common stock
  outstanding.....................................    120,054      17,515       4,808
Less: weighted average shares of common stock
  subject to repurchase...........................     (5,814)     (9,224)     (3,940)
Pro forma common equivalent shares from
  convertible preferred stock.....................         --      95,252      95,252
                                                    ---------    --------    --------
Shares used in per share calculations.............    114,240     103,543      96,120
                                                    =========    ========    ========
Basic and diluted net loss per share..............  $   (1.26)   $  (0.54)   $  (0.26)
                                                    =========    ========    ========

 3. BUSINESS COMBINATIONS

     The Company completed acquisitions of Full Force and Narrative in November and December 1998, respectively. These acquisitions were each accounted for as a purchase.

     Narrative is a provider of advertising solutions for the Internet. The purchase consideration was approximately $93,800,000, comprising the issuance of 1,205,333 shares of the Company's Series A common stock with an aggregate fair value of approximately $84,212,000, the assumption of options to purchase 141,273 shares of the Company's Series A common stock with an aggregate fair value of approximately $9,169,000, and $419,000 of acquisition costs.

     Full Force is a developer of set-top applications for interactive television. The purchase consideration was approximately $1,672,000, comprising of the issuance of 38,190 shares of the Company's Series A common stock with an aggregate fair value of approximately $1,572,000 and $100,000 of acquisition costs.

                              AT HOME CORPORATION

     The purchase consideration was allocated to the acquired assets and assumed liabilities based on fair values as follows (in thousands):

                                                                  NARRATIVE   FULL FORCE
                                                                  ---------   ----------
Cash........................................................       $    77     $     69
Accounts receivables and other assets.......................           584           60
Property and equipment......................................           520            5
Purchased technology........................................        22,900          215
Other identified intangible assets..........................         1,050          101
Goodwill....................................................        68,404        1,318
Purchased in-process research and development...............         2,700           58
Liabilities assumed.........................................        (2,435)        (154)
                                                                   -------     --------
          Total purchase consideration......................       $93,800     $  1,672
                                                                   =======     ========

     The value assigned to purchased in-process technology in these acquisitions was determined by identifying the research projects for which technological feasibility had not been achieved and assessing the date of completion of the research and development effort. The state of completion was determined by estimating the costs and time incurred to date relative to those costs and time to be incurred to develop the in-process technology into commercially viable products. The estimated discounted net cash flows included only net cash flows resulting from the percentage of research and development efforts complete at the date of acquisition. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the in-process technology projects.

     To determine the value of purchased technology, the expected future cash flows of the existing developed technologies were discounted taking into account the characteristics and applications of the product, the size of existing markets, growth rates of existing and future markets as well as an evaluation of past and anticipated product-life cycles.

     The following unaudited pro forma summary represents the consolidated results of operations as if the acquisitions of Narrative and Full Force had occurred at the beginning of the each year presented and excludes 2,758,000 of purchased in process research and development charges related to these acquisitions (in thousands, except per share data).

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 1998         1997
                                                              ----------    ---------
Pro forma revenues..........................................  $  49,261     $  8,279
                                                              =========     ========
Pro forma net loss..........................................  $ 173,810     $(88,285)
                                                              =========     ========
Pro forma net loss basic and diluted per share..............  $   (1.51)    $  (0.76)
                                                              =========     ========
Number of shares used in pro forma basic and diluted per
  share calculation.........................................    115,483      115,483
                                                              =========     ========

     The pro forma results of operations are not necessarily indicative of the results that would have occurred if the acquisitions had occurred at the beginning of each year presented and are not intended to be indicative of future results of operations.

                              AT HOME CORPORATION

 4. CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

SHORT-TERM INVESTMENTS

     The Company has classified all short-term investments as available-for-sale. Available-for-sale securities are carried at amounts that approximate fair market value based on quoted market prices. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. Interest on securities classified as available-for-sale is also included in interest income.

     The following is a summary of available-for-sale securities (in thousands):

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
Corporate bonds and notes...................................  $280,429    $ 74,867
Market auction preferred stock..............................    98,609      21,000
U.S. government obligations.................................     8,760       5,772
Money market instruments....................................       620       2,789
Certificates of deposit.....................................     9,388      15,004
                                                              --------    --------
                                                               397,806     119,432
Less: Included in cash and cash equivalents.................   279,219      43,266
                                                              --------    --------
Included in short-term investments..........................  $118,587    $ 76,166
                                                              ========    ========

     Unrealized gains and losses at December 31, 1998 and 1997 and realized gains and losses for the years then ended were not material. Accordingly, the Company has not made a provision for such amounts in its consolidated balance sheets. The cost of securities sold is based on the specific identification method. All available-for-sale securities at December 31, 1998 have maturity dates in 1999.

 5. PROPERTY, EQUIPMENT AND IMPROVEMENTS

     The components of property, equipment and improvements are as follows (in thousands):

                                                        DECEMBER 31,
                                                     ------------------    ESTIMATED
                                                      1998       1997     USEFUL LIVES
                                                     -------    -------   ------------
Computer equipment and software....................  $56,004    $32,318     3-4 years
Furniture and fixtures.............................    7,271      5,278       5 years
Leasehold improvements.............................    9,628      5,119    Lease term
                                                     -------    -------
                                                      72,903     42,715
Less: accumulated depreciation and amortization....   23,663      9,654
                                                     -------    -------
                                                     $49,240    $33,061
                                                     =======    =======

     Equipment and improvements include amounts for assets acquired under capital leases, principally computer equipment and software and furniture and fixtures of approximately $40,023,000 and $24,443,000 at December 31, 1998 and 1997, respectively. Accumulated amortization of these assets was approximately $15,843,000 and $7,339,000 at December 31, 1998 and 1997, respectively.

 6. COMMITMENTS

     The Company leases certain office facilities under non-cancelable operating leases that expire at various dates through 2008, and which require the Company to pay operating costs, including property taxes, insurance and maintenance. These facility leases generally contain renewal options and provisions adjusting the lease payments based upon changes in the consumer price index and increases in real estate taxes and

                              AT HOME CORPORATION
operating expenses or in fixed increments. Rent expense is reflected on a straight-line basis over the terms of the leases. The Company also has obligations under a number of capital equipment leases.

     Future minimum lease payments under non-cancelable operating and capital leases having terms in excess of one year as of December 31, 1998 are as follows (in thousands):

                                                              OPERATING    CAPITAL
                                                               LEASES      LEASES
                                                              ---------    -------
Year ending December 31,
  1999......................................................  $  5,506     $14,911
  2000......................................................     7,622       9,650
  2001......................................................     7,686       3,563
  2002......................................................     7,136         275
  2003......................................................     7,317          --
  Thereafter................................................    74,284          --
                                                              --------     -------
          Total minimum lease payments......................  $109,551      28,399
                                                              ========
Less amounts representing interest..........................                 1,998
                                                                           -------
Present value of minimum capital lease obligations..........                26,401
Less current portion........................................                12,045
                                                                           -------
Noncurrent portion..........................................               $14,356
                                                                           =======

     In September 1997 and March 1998, the Company exercised build-to-suit options requiring the landlord to build additional facilities of approximately 360,000 square feet on adjacent property. All facilities constructed under the Company's build-to-suit options will be subject to leases of up to 15 years in length, have base rent determined in relation to construction costs and will include tenant improvements paid for by the Company. The build-to-suit options that have been exercised to date provide for monthly rental payments beginning upon the phased completion of the buildings. Occupancy of the first phase is scheduled to occur during the second half of 1999 and occupancy of the second phase is scheduled to occur early in the year 2000.

     In addition to our build-to-suit options, in December 1998 we exercised our right to purchase one land parcel from the landlord. The purchase price of the exercised option is payable in two installments, one of $278,000, which was paid in December 1998, and a second installment of $5,288,000, which is due in the first half of 1999.

     The Company is also committed to make expenditures for tenant improvements estimated to be approximately $9,723,000 in 1999.

     Facility rent expense amounted to approximately $3,593,000, $1,245,000, and $600,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

 7. CONVERTIBLE DEBENTURES AND TERM LOAN AGREEMENT

CONVERTIBLE DEBENTURES

     On December 28, 1998, the Company issued $437,000,000 of Convertible Subordinated Debentures in a private offering within the United States to qualified institutional investors. The issue price of each $1,000 debenture was $524.64 (52.464% of principal amount at maturity), or approximately $229,300,000. Issuance costs were approximately $6,900,000, resulting in net proceeds to the Company of approximately $222,400,000. The issuance costs were recorded as other assets and are being amortized by charges to interest expense ratably over the term of the debentures. Each debenture is convertible at the option of the holder at any time prior to maturity, unless redeemed or otherwise purchased, into 6.55 shares of the Company's Series A common stock. The debentures mature on December 28, 2018, and interest on the debentures at the

                              AT HOME CORPORATION
rate of 0.5246% per annum on the principal amount due at maturity, $437,000,000, is payable semiannually commencing June 28, 1999. The effective annual interest rate on the debentures, excluding accretion of original issuance discount and amortization of the issuance costs, is approximately 4%.

TERM LOAN AGREEMENT

     The Company has available a $15,000,000 term loan agreement with a bank to finance the acquisition of property, equipment and improvements, and to collateralize letters of credit. Borrowings under this term loan bear interest at the Company's option of the lendor's prime rate or Libor plus 2.5%. Under the terms of the term loan, the Company is required to meet certain financial covenants. The term loan expires in October 19, 2002.

     As of December 31, 1998, there were no borrowings under this term loan although there were outstanding letters of credit in the amount of $3,500,000 million issued as security deposits on real property leases.

 8. STOCKHOLDERS' EQUITY

COMMON STOCK

     On July 11, 1997, the Company completed its Initial Public Stock Offering ("Initial Public Offering") and issued 10,350,000 shares (including 1,350,000 shares issued in connection with the exercise of the underwriters' over-allotment option) of its common stock to the public at a price of $10.50 per share. The Company received net proceeds of approximately $99,800,000 in cash. Concurrent with the Initial Public Offering, each share of preferred stock converted to common stock on a 20-for-1 basis. Shares of Series AT, AX, AM, and C preferred stock converted into 64,974,600 shares of Series A common stock. Shares of Series T preferred stock converted into 15,400,000 shares of Series B common stock. Shares of Series K preferred stock converted into 14,877,660 shares of Series K common stock.

     Common stock consists of the following at:

                                                                            SHARES ISSUED
                                            SHARES AUTHORIZED              AND OUTSTANDING
                                             AT DECEMBER 31,               AT DECEMBER 31,
                                        --------------------------    --------------------------
                SERIES                     1998           1997           1998           1997
                ------                  -----------    -----------    -----------    -----------
A.....................................  200,000,000    200,000,000    105,263,160     88,325,560
B.....................................   15,400,000     15,400,000     15,400,000     15,400,000
K.....................................   14,877,660     14,877,660      2,609,707     14,877,660
                                        -----------    -----------    -----------    -----------
                                        230,277,660    230,277,660    123,272,867    118,603,220
                                        ===========    ===========    ===========    ===========

     The holders of Series A, B and K common stock have one, ten and one vote(s) per share, respectively. Each share of Series B and K common stock is convertible into one share of Series A common stock at the option of the holders.

     As of December 31, 1998, one principal cable stockholder controlled approximately 71% of the voting power of the Company as a result of its ownership in Series A and Series B common stock.

PREFERRED STOCK

     The Board of Directors is authorized, subject to any limitation prescribed by Delaware law, to issue, from time to time, in one or more series, up to 9,650,000 shares of preferred stock, with such designation, preferences and relative, participating, optional or other special rights, and qualifications, limitations or restrictions thereof, as shall be stated and expressed in a Board resolution or resolutions providing for the issue of such series without any further vote or action by the stockholders. The Board may authorize the issuance of such preferred stock with voting or conversion rights that could adversely affect the voting power or other

                              AT HOME CORPORATION
rights of the holders of common stock. Thus, the issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of the Company. No shares of preferred stock were issued or outstanding at December 31, 1998 or 1997.

STOCK PURCHASE AGREEMENTS

     During 1996, the Company entered into stock purchase agreements with certain employees, officers, directors and consultants under which the Company issued 7,527,000 shares of Series A common stock at prices ranging from $0.01 to $0.10 per share, and 50,000 shares of Series K preferred stock at $10.00 per share. Proceeds from the issuance of the restricted stock were received in the form of cash or five-year secured promissory notes bearing interest at a rate of approximately 5.9% per annum. Certain of the agreements provide that the unvested shares are subject to repurchase by the Company upon termination of employment at the original price paid for the shares. The shares generally vest at the rate of 25% after one year and ratably on a monthly basis for three years thereafter. During the year ended December 31, 1997, the Company repurchased 519,350 shares of common stock pursuant to such agreements. As of December 31, 1998, 1,947,483 shares were subject to repurchase.

     Under the terms of an employment agreement with an executive officer, so long as the officer is employed by the Company, and for 90 days thereafter if his employment is terminated without cause, to the extent the officer sells any of his vested common shares during a five-year guarantee period beginning in July 2000 at an average price less than $5.00 per share, if the Company's stock is publicly traded, the Company is obligated to pay the officer the difference between $5.00 per share and the average price for each share sold. At December 31, 1998, the officer owned 2,098,225 shares of Series A common stock. At December 31, 1998, the officer owned 1,000,000 shares of Series K common stock.

WARRANTS

     In October 1996, the Company issued a warrant to its facilities lessor that gives the lessor the right to purchase 200,000 shares of Series A common stock for $15.00 per share. The warrant is exercisable for a five-year period beginning in October 1997. The Company deemed the warrant to have insignificant fair value at the time of issuance. During the year ended December 31, 1998, the lessor acquired 158,625 shares under the terms of the warrant.

     In April 1997, the Company also issued warrants to purchase 2,000,000 shares of Series C preferred stock at a price of $10.00 per share to certain of the Series C preferred stock investors that are also cable system operators. The warrants are exercisable from June 2004 or earlier, subject to certain performance standards being met by the cable systems operators, as specified in the agreement. The Company deemed the warrants to have insignificant fair value at the time of issuance. At December 31, 1998, 1,060,351 warrants were exercisable.

     In July 1997, the Company issued a warrant to Intel Corporation in connection with a development agreement that gives Intel Corporation the right to purchase 100,000 shares of Series A common stock for $10.00 per share ("Intel Warrant 1"). The shares exercisable under Intel Warrant 1 vest 25% on the six month anniversary of the agreement and the remainder vests monthly for two years thereafter. The warrant is exercisable through September 2002. In September 1997, the Company, in an amendment to the development agreement, issued a second warrant ("Intel Warrant 2") that gives Intel Corporation the right to purchase 100,000 shares of Series A common stock for $21.00 per share. The shares exercisable under Intel Warrant 2 vest on an accelerated basis from September 2004 or earlier, subject to certain performance standards being met by Intel Corporation, as specified in the amended development agreement. In September 2004, all unvested shares will automatically vest. The Company deemed the warrants to have insignificant fair value at the time of issuance. At December 31, 1998, 133,333 warrants were exercisable.

                              AT HOME CORPORATION

     In October 1997, the Company entered into a contract with Cablevision Systems Corporation ("Cablevision"), and its parent, CSC Parent Corporation ("CSC Parent"), Comcast Corporation ("Comcast"), Cox Enterprises, Inc. ("Cox"), Kleiner, Perkins, Caufield & Byers and Tele-Communications, Inc. ("TCI") (the "Agreement"). The Agreement provides that Cablevision will enter into a Master Distribution Agreement for the distribution of the Company's @Home service on substantially the same terms and conditions as TCI, Comcast and Cox. Although Cablevision is subject to certain exclusivity obligations that prohibit it from obtaining high-speed (greater than 128 kilobits per second ) residential consumer Internet services from any source other than the Company, Cablevision is under no obligation to upgrade its cable systems to two-way cable infrastructure and is under no affirmative obligation to roll out, market, promote or carry any of the Company's services. The exclusivity obligations in favor of the Company expire in June 2002, and may be terminated sooner under certain circumstances. These exclusivity obligations also are subject to exceptions that would permit Cablevision to engage in certain activities which could compete, directly or indirectly, with the activities of the Company.

     The Agreement provides for the issuance to Cablevision and CSC Parent of a warrant to purchase up to 7,875,784 shares of the Company's Series A Common Stock at an exercise price of $0.50 per share (the "Warrant"). The Warrant was immediately exercisable, subject to the receipt of all necessary governmental consents or approvals. The Agreement provides for the issuance of an additional warrant to Cablevision and CSC Parent to purchase up to 3,071,152 shares of the Company's Series A common stock at an exercise price of $0.50 per share under certain conditions (the "Contingent Warrant"). The Contingent Warrant is not immediately exercisable and will become exercisable as and to the extent certain cable television systems are transferred from TCI and its controlled affiliates to CSC, CSC Parent or their controlled affiliates. During the year ended December 31, 1997, the Company recorded the fair value of the Warrant, $172,600,000, as an intangible asset, which is being amortized ratably over 56 months, the remaining term of the exclusivity obligations. During the year ended December 31, 1998, the Contingent Warrant became exercisable for 2,355,514 shares of common stock. The Company capitalized the fair value of the Contingent Warrant, $74,500,000, as an intangible asset, which is being amortized ratably over 51 months, the remaining term of the exclusivity obligations. As of December 31, 1998 and 1997, accumulated amortization of the cost of the distribution agreement totaled approximately $60,837,000 and $9,246,000, respectively.

     In February 1998, the Company issued performance-based warrants to Rogers Cablesystems Limited ("Rogers") and Shaw Cablesystems Ltd. ("Shaw") to purchase up to 2,900,000 and 2,100,000 shares of Series A common stock, respectively, at an exercise price of $10.50 per share. Warrants to purchase 919,768 shares of common stock became exercisable when Rogers and Shaw met certain subscriber performance milestones during the year ended December 31, 1998. The Company recorded non-cash charges to operations for the fair value of these warrants of $49,794,000.

     In February 1998, the Company issued performance based warrants to certain other cable operators to purchase an aggregate of up to 5,272,100 shares of Series A common stock, respectively, at an exercise price of $10.50 per share. As of December 31, 1998 none of these had vested as the performance milestones had not been met. In the event the performance milestones are met, the Company will incur non-cash charges to operations in future periods based on the difference between the then fair market value of the Company's Series A common stock and the exercise price of $10.50 per share.

STOCK OPTIONS

     In January 1996, the Company adopted the 1996 Incentive Stock Option Plan, and in July 1996, the Company adopted the 1996 Incentive Stock Option Plan No. 2 (collectively, the "1996 Plans"). The 1996 Plans provide for incentive stock options, as defined by the Internal Revenue Code, to be granted to employees, at an exercise price not less than 100% of the fair value at the grant date as determined by the

                              AT HOME CORPORATION

Board of Directors. The 1996 Plans also provide for nonqualified stock options to be issued to nonemployee officers, directors and consultants at an exercise price of not less than 85% of the fair value at the grant date.

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

     The Company's 1997 Equity Incentive Plan ("1997 Plan") was adopted by the Board of Directors in May 1997 and approved by the stockholders in July 1997 as the successor to the 1996 Plans. The 1997 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards and stock bonuses to employees, directors and consultants of the Company. Options under the 1997 Plan generally vest at the rate of 25% after one year and ratably on a monthly basis for three years thereafter. The total number of shares of Series A common stock reserved for issuance under the 1997 Plan is 25,775,000 less the total number of shares issued or issuable to employees, officers, directors and consultants under restricted stock purchase agreements, the 1996 Plans and shares issued under the 1997 Employee Stock Purchase Plan, discussed below.

     The Company's 1998 Equity Incentive Plan ("1998 Plan"), was adopted by the Board of Directors in December 1998. The 1998 Plan provides for the grant of 450,000 shares of the Company's common stock and 447,300 options were granted to existing Narrative employees on December 30, 1998. Options vest under the 1998 Plan vest at the rate of 25% after one year and ratably on a monthly basis for three years thereafter.

     As a result of the Narrative acquisition (Note 3), the Company assumed options outstanding under the Narrative 1995 Stock Option Plan exercisable for 141,273 shares of the Company's Series A common stock (based on the merger exchange ratio). These options are included in the following table under options granted in the year ended December 31, 1998. Options generally vest at the rate of 25% after one year and ratably on a quarterly basis for three years thereafter.

     A summary of activity under the Company's stock option plans is as follows:

                                                  YEAR ENDED DECEMBER 31,
                         --------------------------------------------------------------------------
                                  1998                      1997                      1996
                         ----------------------    ----------------------    ----------------------
                                       WEIGHTED                  WEIGHTED                  WEIGHTED
                           NUMBER      AVERAGE       NUMBER      AVERAGE       NUMBER      AVERAGE
                             OF        EXERCISE        OF        EXERCISE        OF        EXERCISE
                           SHARES       PRICE        SHARES       PRICE        SHARES       PRICE
                         ----------    --------    ----------    --------    ----------    --------
Balance at beginning
  of year............     3,058,135     $10.26        223,000     $ 0.06             --        --
Options granted......     7,647,652     $40.73      5,158,001     $ 6.30      5,296,500     $0.06
Options exercised....      (424,553)    $ 7.01     (2,170,586)    $ 0.25     (4,875,500)    $0.06
Options cancelled....      (267,939)    $18.83       (152,280)    $ 3.78       (198,000)    $0.05
                         ----------                ----------                ----------
Balance at end of
  year...............    10,013,295     $33.44      3,058,135     $10.26        223,000     $0.06
                         ==========                ==========                ==========
Options exercisable
  at year-end........     1,616,393                 1,641,885                   223,000
                         ==========                ==========                ==========

                              AT HOME CORPORATION

     The following table summarizes information about stock options outstanding at December 31, 1998:

                             OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                  -----------------------------------------   ----------------------
                                WEIGHTED-AVERAGE   WEIGHTED                 WEIGHTED
     RANGE                         REMAINING       AVERAGE                  AVERAGE
  OF EXERCISE       NUMBER        CONTRACTUAL      EXERCISE     NUMBER      EXERCISE
     PRICES       OUTSTANDING     LIFE (YEARS)      PRICE     EXERCISABLE    PRICE
----------------  -----------   ----------------   --------   -----------   --------
$ 0.05 - $ 4.00    1,164,716          8.31          $ 2.41     1,140,404     $ 2.38
$ 4.40 - $ 8.00      194,186          8.77          $ 5.79       119,335     $ 5.74
$18.44 - $33.00    2,310,880          9.10          $23.14       334,654     $19.53
$33.13 - $34.44    2,119,612          9.36          $33.91         9,750     $33.89
$37.00 - $46.34    2,663,375          9.74          $38.57        10,250     $41.84
$47.06 - $71.50    1,560,526          9.97          $65.89         2,000     $56.85
                  ----------                                   ---------
$ 0.05 - $71.50   10,013,295          9.36          $33.44     1,616,393     $ 6.69
                  ==========                                   =========

     At December 31, 1998, outstanding options to purchase 763,224 shares were vested and 2,258,953 shares of nonvested common stock issued pursuant to exercises of options were subject to repurchase at the Company's option in the event of employee terminations.

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

EMPLOYEE STOCK PURCHASE PLAN

     The 1997 Employee Stock Purchase Plan ("ESPP") was established in July of that year to provide employees with an opportunity to purchase common stock of the Company through payroll deductions. The Company initially reserved 400,000 shares of common stock for issuance to participants and an additional 600,000 shares were reserved during the year ended December 31, 1998. Under the ESPP, the Company's employees, subject to certain restrictions, may purchase shares of common stock at the lesser of 85 percent of the fair market value at either the beginning of each two-year offering period or the end of each six-month purchase period within the two-year offering period. In February and July 1998, employees purchased 117,027 and 114,918 shares, respectively.

PRO FORMA DISCLOSURES OF THE EFFECT OF STOCK-BASED COMPENSATION PLANS

     Pro forma information regarding results of operations and loss per share is required by Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") for stock-based awards to employees as if the Company had accounted for such awards using a valuation method permitted under FAS 123.

     The value of the Company's stock-based awards to employees in the years ended December 31, 1996 and 1997, prior to the Initial Public Offering, was estimated using the minimum value method. Options granted subsequent to the Initial Public Offering have been valued using the Black-Scholes option pricing model. Among other things, the Black-Scholes model considers the expected volatility of the Company's stock price, determined in accordance with FAS 123, in arriving at an option valuation. The minimum value method does not consider stock price volatility. Further, certain other assumptions necessary to apply the Black-Scholes

                              AT HOME CORPORATION
model may differ significantly from assumptions used in calculating the value of options granted in 1996 and 1997, prior to the Initial Public Offering, under the minimum value method.

     The fair value of the Company's stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

                                                 OPTIONS                             ESPP
                                      -----------------------------        ------------------------
                                         YEAR ENDED DECEMBER 31,           YEAR ENDED DECEMBER 31,
                                      -----------------------------        ------------------------
                                       1998       1997       1996             1998          1997
                                      -------    -------    -------        ----------    ----------
Expected life of options..........    4 years    4 years    4 years        6 months      7 months
Expected volatility...............     1.00       0.71        N/A            1.00          0.72
Risk free interest rate...........     4.69%      6.00%      6.50%           4.50%         5.09%

                                                         YEAR ENDED DECEMBER 31,
                                                    ---------------------------------
                                                      1998         1997        1996
                                                    ---------    --------    --------
Net loss as reported..............................  $(144,179)   $(55,717)   $(24,513)
Pro forma net loss................................  $(166,401)   $(56,746)   $(24,520)
Pro forma basic and diluted net loss per
  share -- as reported............................  $   (1.26)   $  (0.54)   $  (0.26)
Pro forma basic and diluted net loss per
  share -- as adjusted............................  $   (1.46)   $  (0.55)   $  (0.26)

     The weighted-average fair value of options granted during the years ended December 31, 1998, 1997 and 1996 was $28.01, $3.29 and $0.01, respectively. The weighted-average fair value of ESPP rights granted during the years ended December 31, 1998 and 1997 was $5.33 and $3.97, respectively.

 9. INCOME TAXES

     The Company's income tax benefit differs from the income tax benefit determined by applying the U.S. federal statutory rate to the net loss as follows (in thousands):

                                                       YEAR ENDED DECEMBER 31, 1998
                                                      -------------------------------
                                                        1998        1997       1996
                                                      --------    --------    -------
Income tax benefit at U.S. statutory rate...........  $(50,463)   $(19,501)   $(8,334)
Valuation allowance for deferred tax assets.........    50,463      19,501      8,334
                                                      --------    --------    -------
Income tax benefit..................................  $     --    $     --    $    --
                                                      ========    ========    =======

                              AT HOME CORPORATION

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes at are as follows (in thousands):

                                                               AS OF DECEMBER 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
Deferred tax assets:
  Net operating loss carryforwards..........................  $ 38,394    $ 25,484
  Cost and amortization of distribution agreements..........    45,078       3,767
  Accrued costs and expenses................................     6,054          --
  Capitalized start-up costs................................     2,462       3,357
  Other.....................................................       480       1,106
                                                              --------    --------
Total gross deferred tax assets.............................    92,468      33,714
Less valuation allowance....................................   (92,468)    (33,181)
                                                              --------    --------
          Deferred tax assets...............................        --         533
                                                              --------    --------
Deferred tax liabilities:
  Property and equipment....................................        --         533
                                                              --------    --------
Total gross deferred tax liabilities........................        --         533
                                                              --------    --------
          Net deferred tax assets...........................  $     --    $     --
                                                              ========    ========

     Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, a valuation allowance, in an amount equal to the net deferred tax assets as of December 31, 1998 and 1997 has been established to reflect these uncertainties. The valuation allowance increased by $59,287,000, $22,324,000 and $9,714,000 in 1998, 1997 and
1996, respectively.

     At December 31, 1998, the Company had net operating loss carryforwards for federal and state tax purposes of approximately $94,227,000. These carryforwards will expire beginning in 2010 and 2003 for federal and state purposes, respectively, if not utilized.

10. RELATED PARTY TRANSACTIONS

     For the years ended December 31, 1998, 1997 and 1996, the Company purchased services of approximately none, $215,000 and $2,726,000, respectively, from certain stockholders.

     The Company entered into an OEM software license agreement under which the Company paid the vendor none, $2,275,000 and $1,388,000 during the years ended December 31, 1998, 1997 and 1996, respectively, as nonrefundable license fees, prepaid support and services. A member of the Company's Board of Directors is also an executive officer of the vendor.

     Related party transactions with principal cable stockholders are described in Note 1.

11. RETIREMENT PLAN

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

                              AT HOME CORPORATION

12. FINANCIAL INSTRUMENTS

     Financial instruments which subject the Company to concentrations of credit risk consist primarily of cash and trade accounts receivable. The Company maintains its cash with three domestic financial institutions with high credit standings. The Company performs periodic evaluations of the relative credit standing of this institution. The Company conducts business with companies in various industries throughout the United States. The Company performs ongoing credit evaluations of its corporate customers and generally does not require collateral. Reserves are maintained for potential credit losses and such losses to date have been within management's expectations.

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

     Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

     Accounts receivable and accounts payable: The carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximate their fair value.

     Investment securities: The fair values for available-for-sale securities are based on quoted market prices.

     Convertible debentures: The fair values of the Company's convertible debentures are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

     The carrying amounts and fair values of the Company's financial instruments are as follows: (in thousands)

                                                  DECEMBER 31, 1998         DECEMBER 31, 1997
                                                ----------------------    ---------------------
                                                CARRYING        FAIR      CARRYING       FAIR
                                                 AMOUNT        VALUE       AMOUNT        VALUE
                                                --------      --------    --------      -------
Cash and cash equivalents.....................  $300,702      $300,702    $44,213       $44,213
Short-term cash investments...................   118,587       118,587     76,166        76,166
Accounts receivable...........................    10,658        10,658      2,142         2,142
Accounts payable..............................    10,784        10,784      4,517         4,517
Convertible debentures........................   229,344       229,344         --            --

13. SUBSEQUENT EVENTS (UNAUDITED)

MERGER AGREEMENT WITH EXCITE, INC.

     On January 19, 1999 the Company entered into a merger agreement with Excite, Inc. ("Excite"), a global Internet media company that offers consumers and advertisers comprehensive Internet navigation services with extensive personalization capabilities. Under the terms of the merger agreement, the Company will issue approximately 54.9 million shares of its Series A common stock for all of the outstanding common stock of Excite based on an exchange ratio of approximately 1.041902 shares of the Company's Series A common stock for each share of Excite's common stock. The Company may issue up to approximately 15.3 million additional shares of Series A common stock in connection with the assumption of obligations under Excite's stock option and employer stock purchase plans and outstanding warrants. The transaction will be accounted for as a purchase. The Company's preliminary unaudited estimate of the total purchase consideration is approximately $6,964 million, based on the fair value at the time of announcement of the merger, of Series A common stock to be issued and stock option, stock purchase plan and warrant obligations assumed, plus estimated transaction costs.

                              AT HOME CORPORATION

     The merger has been approved by the boards of directors of At Home and Excite, but the acquisition is subject to several conditions, including approval by both companies' stockholders and the expiration of applicable waiting periods under certain antitrust laws.

     The following unaudited pro forma condensed financial information presents the combined results of operations of the Company and Excite, including the amortization of goodwill and other intangible assets, as if the merger had occurred at the beginning of each year presented (in thousands).

                                                             YEAR ENDED DECEMBER 31,
                                                            --------------------------
                                                               1998           1997
                                                            -----------    -----------
Pro forma revenues........................................  $   202,150    $    61,551
                                                            ===========    ===========
Pro forma net loss........................................  $(1,881,073)   $(1,827,974)
                                                            ===========    ===========
Pro forma basic and diluted net loss per share............  $    (11.12)   $    (11.54)
                                                            ===========    ===========
Number of shares used in basic and diluted pro forma per
  share calculation.......................................      169,124        158,427
                                                            ===========    ===========

     The pro forma results of operations are not necessarily indicative of the results that would have occurred had the merger occurred at the beginning of each year presented, and are not intended to be indicative of future results of operations.

CHANGES IN COMMON SHARES AUTHORIZED

     On January 19, 1999, the Company's Board of Directors authorized an increase in the number of authorized shares of Series A common stock from 200,000,000 to 233,000,000 and a decrease in the number of authorized shares of Series K common stock from 14,877,660 to 2,609,707, subject to stockholder approval.

BACKBONE AGREEMENT

     The Company entered into a twenty-year agreement with a major tele-communications company to create a nationwide Internet Protocol network. This new backbone facility, which is scheduled to be deployed in mid-1999, initially will enable the Company to support up to five million broadband users. In connection with this agreement, the Company will incur expenditures of approximately $50,000,000 over each of the next two years for additional backbone capacity and related equipment. The Company will capitalize these payments and amortize the amounts by charges to operations over the term of the agreement.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                         THREE MONTHS ENDED
                                    -------------------------------------------------------------
                                        (IN THOUSANDS, EXCEPT PER SHARE AND STOCK PRICE DATA)
                                     MARCH 31,        JUNE 30,      SEPTEMBER 30,    DECEMBER 31,
                                        1998            1998            1998             1998
                                    ------------    ------------    -------------    ------------
Total revenue.....................  $      5,773    $      9,220    $     13,815     $     19,237
Costs and expenses:
  Operating costs.................         8,615          10,098          12,256           15,996
  Product development and
     engineering..................         3,573           3,891           4,588            4,957
  Sales and marketing.............         3,500           4,356           4,978            5,257
  General and administrative......         2,874           2,925           3,112            3,518
  Purchased in-process research
     and development..............            --              --              --            2,758
  Cost and amortization of
     distribution agreements......        19,534          13,628          13,628           54,595
                                    ------------    ------------    ------------     ------------
          Total costs and
            expenses..............        38,096          34,898          38,562           87,081
                                    ------------    ------------    ------------     ------------
Loss from operations..............       (32,323)        (25,678)        (24,747)         (67,844)
Interest income, net..............         1,107             906           1,460            2,940
                                    ------------    ------------    ------------     ------------
Net loss..........................  $    (31,216)   $    (24,772)   $    (23,287)    $    (64,904)
                                    ============    ============    ============     ============
Pro forma basic and diluted net
  loss per share..................  $      (0.28)   $      (0.22)   $      (0.20)    $      (0.56)
                                    ============    ============    ============     ============
Price range per share.............  $20.50-38.13    $29.75-57.25    $23.50-54.94     $34.50-84.75

                                 EXHIBIT INDEX

                                                                             SEQUENTIALLY
    EXHIBIT                                                                    NUMBERED
    NUMBER                       DESCRIPTION OF DOCUMENT                         PAGE
    -------    ------------------------------------------------------------  ------------
    4.06       Narrative Communications Corp. 1998 Equity Incentive Plan,
               assumed by Registrant as of December 30, 1998(*)
    10.12      Narrative Communications Corp. 1995 Stock Option Plan,
               assumed by Registrant as of December 30, 1998(*)
    10.13      Description of Registrant's 1998 Executive Incentive Plan(*)
    10.25      Warrant Purchase Agreement, dated May 5, 1998, between
               Registrant and Century Communications Corp.
    10.26      Warrant to Purchase Series A Common Stock of Registrant
               issued to Century Communications Corp. as of May 5, 1998
    10.27      Form of Warrant to Purchase Series A Common Stock of
               Registrant to be issued to Century Communications Corp.
    10.28      Warrant Purchase Agreement, dated June 27, 1998, between
               Registrant and Garden State Cablevision L.P.
    10.29      Warrant to Purchase Series A Common Stock of Registrant
               issued to Garden State Cablevision L.P. as of June 27, 1998
    10.30      Warrant Purchase Agreement, dated June 26, 1998, between
               Registrant and Jones Intercable Inc.
    10.31      Warrant to Purchase Series A common stock of Registrant
               issued to Jones Intercable Inc. as of June 26, 1998
    10.33      IRU Capacity Agreement, dated December 19, 1998, between
               Registrant and AT&T Corp.(**)
    10.34      Form of Loan Modification Agreement between Registrant and
               Silicon Valley Bank
    10.35      Build to Suit Option Agreement, dated October 25, 1996,
               between Registrant and Martin/Campus Associates, L.P., and
               First Amendment to Build to Suit Option Agreement.
    10.36      Build to Suit Lease, dated July 14, 1998, between Registrant and Martin/Campus Associates, L.P. (420 Broadway, Redwood
               City, California)
    10.37      Form of Build to Suit Lease between Registrant and
               Martin/Campus Associates, L.P. (430 Broadway, Redwood City,
               California)
    23.01      Consent of Ernst & Young LLP, Independent Auditors
    24.01      Power of Attorney executed by each officer and director (See pages 44 and 45 of this Form 10-K)
    27.01      Financial data schedule for year ended December 31, 1998

---------------
 * Management contracts or compensatory plans required to be filed as an exhibit to Form 10-K.

** Confidential treatment has been requested with respect to certain information contained in this document. Confidential portions have been omitted from this public filing and have been filed separately with the Securities and Exchange Commission.