Form 10-K405/A
period 1998-12-31
AT HOME CORP
filed 1999-03-31
CIK 1020620

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ___________________

                                  FORM 10-K/A
                              ___________________

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

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No []

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

                                                                                              As of January 31, 1999
                                                                                             ------------------------
Aggregate market value of the voting stock held by non-affiliates of the
  Registrant based on the closing bid price of such stock:.................................            $4,698,327,500
Number of shares of Series A Common Stock outstanding:.....................................               106,355,301
Number of shares of Series B Common Stock outstanding:.....................................                15,400,000
Number of shares of Series K Common Stock outstanding:.....................................                 2,609,707

This amended filing contains additional exhibits only. Information in the originally filed Form 10-K is presented as of the original filing date, and has not been updated in this amended filing.

================================================================================

                              AT HOME CORPORATION

                       1998 ANNUAL REPORT ON FORM 10-K/A

                                EXPLANATORY NOTE


         The sole purpose of this Form 10-K/A is to file additional exhibits to the Registrant's Form 10-K, which was originally filed with the Securities and Exchange Commission on February 19, 1999. No changes have been made to the text of the Form 10-K other than to Item 14 (Exhibits, Financial Statement Schedules and Reports on Form 8-K).

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (3) Exhibits.

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

    3.03          Certificate of Designation of Series C Convertible Participating Preferred Stock of Registrant
                  filed April 11, 1997 (1)

    3.04          Form of Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation
                  of Registrant effective July 15, 1997 (1)

    3.05          Form of Second Amended and Restated Bylaws of Registrant effective July 16, 1997 (1)

    3.06          Form of Fourth Amended and Restated Certificate of Incorporation of Registrant filed July 16,
                  1997 (1)

    3.07          Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation of
                  Registrant filed July 9, 1998

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

    4.05          Form of certificate of Registrant's Series A common stock (1)

    4.06          Narrative Communications Corp. 1998 Equity Incentive Plan, assumed by Registrant as of December
                  30, 1998 (*)(**)

    4.07          Registrant's 1997 Equity Incentive Plan, as amended (*)(2)

    4.08          Registrant's 1997 Employee Stock Purchase Plan, as amended (*)(2)

    9.01          Voting Agreement, dated April 11, 1997, among Registrant, TCI Internet Holdings, Inc., Comcast
                  PC Investments, Inc., Cox Teleport Providence, Inc., Rogers Cablesystems Limited and Shaw
                  Cablesystems Ltd. (1)

 10.01 A          Stock Purchase Agreement, dated August 29, 1995, among Registrant, TCI Internet Services, Inc.,
                  Kleiner Perkins Caufield & Byers VII, KPCB VII Founders Fund and KPCB Information Sciences
                  Zaibatsu Fund II (1)

 10.01 B          Letter Agreement and Term Sheet, dated October 2, 1997, among Registrant, Cablevision Systems
                  Corporation, CSC Parent Corporation, Comcast Corporation, Cox Enterprises, Inc., Kleiner
                  Perkins Caufield & Byers and Tele- Communications, Inc. (3)

 10.02 A          Letter Agreement, dated May 9, 1996, among Registrant, TCI Internet Holdings, Inc., Kleiner
                  Perkins Caufield & Byers VII, KPCB VII Founders Fund and KPCB Information Sciences Zaibatsu
                  Fund II (1)

  Exhibit
   Number                                                         Title
  -------                                                         -----

  10.02 B         Warrant Purchase Agreement, dated October 10, 1997, between Registrant and Cablevision Systems
                  Corporation (3)

  10.03 A         Stock Purchase and Exchange Agreement, dated August 1, 1996, among Registrant, TCI Internet
                  Holdings, Inc., Kleiner Perkins Caufield & Byers VII, KPCB Information Sciences Zaibatsu Fund
                  II, James Clark, Comcast PC Investments, Inc. and Cox Teleport Providence, Inc. (1)

  10.03 B         Warrant to purchase Series A common stock of Registrant, dated October 10, 1997, issued to CSC
                  Parent Corporation (3)

  10.04 A         Term Sheet, dated June 4, 1996, among Registrant, TCI Internet Holdings, Inc., Kleiner Perkins
                  Caufield & Byers VII, KPCB Information Sciences Zaibatsu Fund II, KPCB VII Founders Fund,
                  Comcast PC Investments, Inc. and Cox Teleport Providence, Inc. (1)

  10.04 B         Contingent warrant to purchase Series A common stock of Registrant, dated October 10, 1997, issued to CSC Parent Corporation (3)

  10.05           Stock Purchase Agreement, dated April 11, 1997, among Registrant, Rogers Cablesystems Limited,
                  Shaw Cablesystems Ltd., Sun Microsystems, Inc., Netscape Communications Corporation, James
                  Barksdale, Motorola, Inc. and Bay Networks, Inc. (1)

  10.06           Term Sheet, dated March 18, 1997, among Registrant, Shaw Cablesystems Ltd. and Rogers
                  Cablesystems Limited (1)

  10.07           Master Communications Services Agreement, dated April 2, 1997, between Registrant and Teleport
                  Communications Group Inc. (1)

  10.08           Lease, dated October 17, 1996, between Registrant and Martin/Campus Associated, L.P. (1)

  10.09           Form of Indemnification Agreement between Registrant and each of its directors and executive officers (*)(1)

  10.10           Registrant's 1996 Incentive Stock Option Plan (*)(1)

  10.11           Registrant's 1996 Incentive Stock Option Plan No. 2 (*)(1)

  10.12           Narrative Communications Corp. 1995 Stock Option Plan, assumed by Registrant as of December 30,
                  1998 (*)(**)

  10.13           Description of Registrant's 1998 Executive Incentive Plan (*)(**)

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

  10.17           Restricted Stock Purchase Agreement, dated July 29, 1996, between Registrant and Ken Goldman for purchase of Series A common stock (*)(1)

  10.18           Form of Restricted Stock Purchase Agreement and Promissory Note between Registrant and other officers for purchase of Series A common stock (*)(1)

  10.19           Employment Letter Agreement, dated July 19, 1996 between Registrant and Thomas A. Jermoluk
                  (*)(1)

  10.20           Letter of Agreement, dated May 15, 1997, among Registrant and the parties indicated therein, including as exhibits the Master Distribution Agreement Term Sheet and the Term Sheet for Form
                  of LCO Agreement (1)

  10.21           Build To Suit Lease, dated September 29, 1997, between Registrant and Martin/Campus Associates,
                  L.P. (425 Broadway, Redwood City, California) (4)


  Exhibit
   Number                                                         Title
  -------                                                         -----


    10.22         Build To Suit Lease, dated September 29, 1997, between Registrant and Martin/Campus Associates,
                  L.P. (440 Broadway, Redwood City, California) (4)

    10.23         Loan and Security Agreement, dated September 30, 1997, between Registrant and Silicon Valley
                  Bank (4)

    10.24         Binding Warrant Term Sheet, dated February 24, 1998, among Registrant, Rogers Communications,
                  Inc. and Shaw Communications, Inc. (5)

    10.25         Warrant Purchase Agreement, dated May 5, 1998, between Registrant and Century Communications
                  Corp. (**)

    10.26         Warrant to purchase Series A common stock of Registrant, dated May 5, 1998, issued to Century
                  Communications Corp. (**)

    10.27         Form of warrant to Purchase Series A common stock of Registrant to be issued to Century
                  Communications Corp. (**)

    10.28         Warrant Purchase Agreement, dated June 27, 1998, between Registrant and Garden State
                  Cablevision L.P. (**)

    10.29         Warrant to purchase Series A common stock of Registrant, dated June 27, 1998, issued to Garden
                  State Cablevision L.P. (**)

    10.30         Warrant Purchase Agreement, dated June 26, 1998, between Registrant and Jones Intercable Inc.
                  (**)

    10.31         Warrant to purchase Series A common stock of Registrant, dated June 26, 1998, issued to Jones
                  Intercable Inc. (**)

    10.32         Agreement and Plan of Merger, dated December 30, 1998, between Registrant and Narrative
                  Communications Corp. (incorporated by reference to Exhibit 2.1 of Registrant's Report on Form
                  8-K filed with the Securities and Exchange Commission on January 14, 1999 (File No. 000-22697))
                  (**)

    10.33         IRU Capacity Agreement, dated December 19, 1998, between Registrant and AT&T Corp. (**)(***)

    10.34         Form of Loan Modification Agreement between Registrant and Silicon Valley Bank (**)

    10.35         Build to Suit Option Agreement, dated October 25, 1996, between Registrant and Martin/Campus
                  Associates, L.P., together with First Amendment to Build to Suit Option Agreement (**)

    10.36         Build to Suit Lease, dated July 14, 1998, between Registrant and Martin/Campus Associates, L.P.
                  (420 Broadway, Redwood City, California) (**)

    10.37         Form of Build to Suit Lease between Registrant and Martin/Campus Associates, L.P. (430
                  Broadway, Redwood City, California) (**)

    10.38         Indenture, dated December 28, 1998, between Registrant to State Street Bank and Trust Company of California, N.A., as trustee

    10.39         Registration Rights Agreement, dated December 28, 1998, between Registrant and Merrill Lynch &
                  Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated and
                  Goldman, Sachs & Co.

    11.01         Statement regarding the computation of net loss and of pro forma net loss per share (**)

    21.01         Subsidiaries of Registrant

    23.01         Consent of Ernst & Young LLP, Independent Auditors (**)

    24.01         Power of Attorney executed by each officer and director (see page 45 of Form 10-K) (**)

    27.01         Financial data schedule for year ended December 31, 1998 (**)

__________
* Management contracts or compensatory plans required to be filed as an exhibit to Form 10-K.

 ** Previously filed as an exhibit of the same number to Registrant's annual report on Form 10-K, filed with the Securities and Exchange Commission on February 19, 1999.

*** Confidential treatment has been requested with respect to certain information contained in this document. Confidential portions have been omitted from this public filing and have been filed separately with the Securities and Exchange Commission.

(1) Incorporated by reference to exhibits of the same number to our registration statement on Form S-1 declared effective by the Securities and Exchange Commission on July 11, 1997 (File No. 333-27323).

(2) Incorporated by reference to exhibits of the same number to our registration statement on Form S-8 filed with the Securities Exchange Commission on July 28, 1998 (File No. 333-60037).

(3) Incorporated by reference to exhibits of the same number to our current report on Form 8-K filed with the Securities and Exchange Commission on October 21, 1997 (File No. 000-22697).

(4) Incorporated by reference to exhibits of the same number to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 1997 (File No. 000-22697).

(5) Incorporated by reference to exhibits of the same number to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 1998 (File No. 000-22697), as amended on February 8, 1999.


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

Date: 3/30/99                      AT HOME CORPORATION


                                   By:  /s/ Kenneth A. Goldman
                                        --------------------
                                        Kenneth A. Goldman
                                        Senior Vice President and
                                        Chief Financial Officer


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                       Name                                              Title                            Date
                       ----                                              -----                            ----

Principal Executive Officer:

/s/ Thomas A. Jermoluk*                                    President, Chief Executive Officer               3/30/99
---------------------------------------------------            and Chairman of the Board

Principal Financial Officer:

/s/ Kenneth A. Goldman                                         Senior Vice President and                     3/30/99
---------------------------------------------------             Chief Financial Officer

Chief Accounting Officer:

/s/ Robert A. Lerner*                                              Corporate Controller                      3/30/99
---------------------------------------------------

Additional Directors:

/s/ William R. Hearst III*                                            Vice Chairman                          3/30/99
---------------------------------------------------

                                                                        Director
---------------------------------------------------
C. Michael Armstrong

/s/ L. John Doerr*                                                      Director                            3/30/99
---------------------------------------------------

/s/ Leo J. Hindery, Jr.*                                                Director                            3/30/99
---------------------------------------------------

/s/ John C. Malone*                                                     Director                            3/30/99
---------------------------------------------------

                                                                        Director
---------------------------------------------------
John C. Petrillo

/s/ Brian L. Roberts*                                                   Director                            3/30/99
---------------------------------------------------

/s/ Larry E. Romrell*                                                   Director                            3/30/99
---------------------------------------------------

/s/ James R. Shaw, Jr.*                                                 Director                            3/30/99
---------------------------------------------------

/s/ David M. Woodrow*                                                   Director                            3/30/99
---------------------------------------------------

* By: /s/  Kenneth A. Goldman
      ---------------------------
           Kenneth A. Goldman
           Attorney-in-fact

                                      EXHIBIT INDEX


Exhibit
Number                                    Title
-------                                   -----

  3.07 Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation of Registrant filed July 9, 1998

 10.38 Indenture, dated December 28, 1998, between Registrant to State Street Bank and Trust Company of California, N.A., as trustee

 10.39 Registration Rights Agreement, dated December 28, 1998, between Registrant and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated and Goldman, Sachs & Co.

 21.01     Subsidiaries of Registrant