Form 10-K405/A
period 1998-12-31
AT HOME CORP
filed 1999-04-27
CIK 1020620

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A
                            ------------------------

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

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's proxy statement for the 1999 annual meeting of stockholders to be held in May 1999 are incorporated by reference into Part III of this annual report on Form 10-K/A where indicated.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              AT HOME CORPORATION

                       1998 ANNUAL REPORT ON FORM 10-K/A

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----

                           PART I
Item 1. Business............................................     3
Item 2. Properties..........................................    14
Item 3. Legal Proceedings...................................    15
Item 4. Submission of Matters to a Vote of Security
  Holders...................................................    15

                                    PART II

Item 5. Market for Registrant's Common Equity and Related
  Shareholder Matters.......................................   15
Item 6. Selected Financial Data.............................   16
Item 7. Management's Discussion and Analysis of Financial
  Condition and Results of Operations
         (restated).........................................   17
Item 8. Financial Statements and Supplementary Data.........   40
Item 9. Changes in and Disagreements With Accountants on
  Accounting and Financial Disclosure.......................   40

                                    PART III

Item 10. Directors and Executive Officers of the
  Registrant................................................   40
Item 11. Executive Compensation.............................   40
Item 12. Security Ownership of Certain Beneficial Owners and
  Management................................................   40
Item 13. Certain Relationships and Related Transactions.....   41

                                    PART IV

Item 14. Exhibits, Financial Statements, Financial Statement
  Schedule and Reports on Form 8-K..........................   41
SIGNATURES..................................................   45

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

     Offering of Convertible Subordinated Debentures. On December 28, 1998, we issued $437.0 million of Convertible Subordinated Debentures in a private offering within the United States to qualified institutional investors. The issue price of each $1,000 debenture was $524.64, or 52.464% of principal amount at maturity, and the effective annual interest rate on the debentures, excluding amortization of the issuance cost, is approximately 4%. Each debenture is convertible at the option of the holder at any time prior to maturity into 6.55 shares of our Series A common stock. The debentures mature on December 28, 2018, and interest on the debentures at the rate of 0.5246% per annum on the principal amount due at maturity is payable semiannually commencing June 28, 1999. We raised approximately $222.4 million of net proceeds from the offering. We intend to use the net proceeds of the offering for general corporate purposes, including working capital and capital expenditures, including those associated with domestic and international expansion and additional backbone capacity. A portion of the net proceeds also may be used to acquire or invest in complementary businesses or products or to obtain the right to complementary technologies.

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

     Operating Costs. Operating costs are primarily related to providing services to customers, maintaining the @Home broadband network, generating content programming for the @Home portal and deploying the @Home service in Europe. Operating costs increased 109% to $47.0 million for fiscal 1998 from $22.5 million for 1997. This increase of $24.5 million in operating costs was primarily attributable to the following factors in the following proportions:

     - approximately 25% to costs of customer service operations to support a larger subscriber base;

     - approximately 20% to telecommunications costs to connect the @Home broadband network to additional areas;

     - approximately 15% to telecommunications costs related to our @Work business; and,

     - approximately 15% to maintenance and depreciation of capital equipment required for our network.

Operating costs are expected to increase substantially during 1999 as we continue to make substantial investments in network infrastructure and customer service operations.

     Product Development and Engineering. Product development and engineering expenses consist primarily of salaries and related expenses for personnel, fees to outside contractors and consultants and the allocated cost of facilities. Product development and engineering increased 42% to $17.0 million for fiscal 1998 from $12.0 million for 1997. This increase of $5.0 million in product development and engineering expenses was primarily attributable to the following factors in the following proportions:

     - approximately 45% to expenditures focused on the continued development of the @Home backbone to incorporate new telecommunications and server technologies; and,

     - approximately 45% to efforts to incorporate Internet technologies into advanced digital set-top boxes.

We anticipate that product development and engineering costs will continue to increase during 1999 due in part to increased technology development efforts related to our broadband network, including initial design and deployment costs associated with our AT&T backbone capacity agreement, and advanced digital set-top boxes.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and promotional expenses. Sales and marketing expenses increased 52% to $18.1 million for 1998 from $11.9 million for 1997. This increase of $6.2 million in sales and marketing expenses was primarily attributable to the following factors in the following proportions:

     - approximately 40% to additional spending to support the expansion of @Work services; and,

     - approximately 25% to advertising and content partnering arrangements and regional deployments of the @Home service.

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

     Operating Costs. Operating costs were $22.5 million for 1997 and $7.0 million for 1996. This increase of $15.5 million in operating costs was primarily attributable to the following factors in the following proportions:

     - approximately 25% to ongoing expansion of customer service operations;

     - approximately 25% to maintenance and depreciation from capital equipment used in support of the @Home broadband network and headend architecture;

     - approximately 25% to telecommunications costs to support the deployment of the @Home broadband network to additional sites; and,

     - approximately 15% to launch costs for our @Work services.

     Product Development and Engineering. Product development and engineering expenses were $12.0 million for 1997 and $6.3 million for 1996. This increase of $5.7 million in product development and engineering expenses was primarily attributable to the following factors in the following proportions:

     - approximately 45% to ongoing design, testing and deployment of the @Home broadband network; and,

     - approximately 35% to the initiation of efforts to incorporate Internet technologies into advanced digital set-top boxes.

     Sales and Marketing. Sales and marketing expenses were $11.9 million for 1997 and $6.4 million for 1996. This increase of $5.5 million in sales and marketing expenses was primarily attributable to the following factors in the following proportions:

     - approximately 45% to additional spending on sales and marketing activities to support the expansion of regional deployments of the @Work services; and,

     - approximately 40% to increased spending on sales and marketing activities to support the expansion of regional deployments of the @Home services.

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

     In December 1998, we entered into an agreement with AT&T to create a nationwide network utilizing AT&T's backbone. Under this agreement, we will pay AT&T $45 million in each of 1999 and 2000, including payments of $18 million on August 30, 1999 and $27 million on September 1, 2000. We expect to make additional disbursements of approximately $5 million per year over the next few years for backbone capacity, equipment and maintenance fees.

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

     With the exception of the information specifically stated as being incorporated by reference from our proxy statement in Part III of this Annual Report on Form 10-K/A, our proxy statement is not to be deemed as filed as part of this report. The proxy statement will be filed with the Securities and Exchange Commission by April 30 1999.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements. We have filed the following financial statements with this Form 10-K/A:

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

(a)(2) Financial Statement Schedules. -- Not applicable.

(a)(3) Exhibits.

    EXHIBIT
    NUMBER                                  TITLE
    -------                                 -----
    3.01         Third Amended and Restated Certificate of Incorporation of
                 Registrant filed August 14, 1996(1)
    3.02         Certificate of Amendment of Third Amended and Restated
                 Certificate of Incorporation of Registrant filed April 11,
                 1997(1)
    3.03         Certificate of Designation of Series C Convertible
                 Participating Preferred Stock of Registrant filed April 11,
                 1997(1)
    3.04         Form of Certificate of Amendment of the Third Amended and
                 Restated Certificate of Incorporation of Registrant
                 effective July 15, 1997(1)
    3.05         Form of Second Amended and Restated Bylaws of Registrant
                 effective July 16, 1997(1)
    3.06         Form of Fourth Amended and Restated Certificate of
                 Incorporation of Registrant filed July 16, 1997(1)
    3.07         Certificate of Amendment to Fourth Amended and Restated
                 Certificate of Incorporation of Registrant filed July 9,
                 1998(**)
    4.01         Third Amended and Restated Registration Rights Agreement,
                 dated April 11, 1997, among Registrant and the parties
                 indicated therein(1)
    4.02         Letter Agreement relating to Tag-Along/Drag-Along Rights,
                 dated April 11, 1997, among Registrant and the parties
                 indicated therein(1)
    4.03         Canadian Purchase Letter Agreement, dated April 11, 1997,
                 among Registrant and the parties indicated therein(1)

    EXHIBIT
    NUMBER                                  TITLE
    -------                                 -----
    4.04         Form of Amended and Restated Stockholders' Agreement, dated
                 August 1, 1996, among Registrant and the parties indicated
                 therein, as amended on May 15, 1997(1)
    4.05         Form of certificate of Registrant's Series A common stock(1)
    4.06         Narrative Communications Corp. 1998 Equity Incentive Plan,
                 assumed by Registrant as of December 30, 1998(*)(**)
    4.07         Registrant's 1997 Equity Incentive Plan, as amended(*)(2)
    4.08         Registrant's 1997 Employee Stock Purchase Plan, as
                 amended(*)(2)
    9.01         Voting Agreement, dated April 11, 1997, among Registrant,
                 TCI Internet Holdings, Inc., Comcast PC Investments, Inc.,
                 Cox Teleport Providence, Inc., Rogers Cablesystems Limited
                 and Shaw Cablesystems Ltd.(1)
    10.01 A      Stock Purchase Agreement, dated August 29, 1995, among
                 Registrant, TCI Internet Services, Inc., Kleiner Perkins
                 Caufield & Byers VII, KPCB VII Founders Fund and KPCB
                 Information Sciences Zaibatsu Fund II(1)
    10.01 B      Letter Agreement and Term Sheet, dated as of October 2,
                 1997, among Registrant, Cablevision Systems Corporation, CSC
                 Parent Corporation, Comcast Corporation, Cox Enterprises,
                 Inc., Kleiner Perkins Caufield & Byers and
                 Tele-Communications, Inc.(3)
    10.02 A      Letter Agreement, dated May 9, 1996, among Registrant, TCI
                 Internet Holdings, Inc., Kleiner Perkins Caufield & Byers
                 VII, KPCB VII Founders Fund and KPCB Information Sciences
                 Zaibatsu Fund II(1)
    10.02 B      Warrant Purchase Agreement, dated October 10, 1997, between
                 Registrant and Cablevision Systems Corporation(3)
    10.03 A      Stock Purchase and Exchange Agreement, dated August 1, 1996, among Registrant, TCI Internet Holdings, Inc., Kleiner
                 Perkins Caufield & Byers VII, KPCB Information Sciences
                 Zaibatsu Fund II, James Clark, Comcast PC Investments, Inc.,
                 and Cox Teleport Providence, Inc.(1)
    10.03 B      Warrant to purchase shares of Series A common stock of
                 Registrant issued to CSC Parent Corporation as of October
                 10, 1997(3)
    10.04 A      Term Sheet, dated June 4, 1996, among Registrant, TCI
                 Internet Holdings, Inc., Kleiner Perkins Caufield & Byers
                 VII, KPCB Information Sciences Zaibatsu Fund II, KPCB VII
                 Founders Fund, Comcast PC Investments, Inc., and Cox
                 Teleport Providence, Inc.(1)
    10.04 B      Contingent warrant to purchase shares of Series A common
                 stock of Registrant issued to CSC Parent Corporation as of
                 October 10, 1997(3)
    10.05        Stock Purchase Agreement, dated April 11, 1997, among
                 Registrant, Rogers Cablesystems Limited, Shaw Cablesystems
                 Ltd., Sun Microsystems, Inc., Netscape Communications
                 Corporation, James Barksdale, Motorola, Inc. and Bay
                 Networks, Inc.(1)
    10.06        Term Sheet, dated March 18, 1997, among Registrant and Shaw
                 Cablesystems Ltd. and Rogers Cablesystems Limited(1)
    10.07        Master Communications Services Agreement, dated April 2,
                 1997, between Registrant and Teleport Communications Group
                 Inc.(1)
    10.08        Lease, dated October 17, 1996, between Registrant and
                 Martin/Campus Associated, L.P.(1)
    10.09        Form of Indemnification Agreement between Registrant and
                 each of its directors and executive officers(*)(1)
    10.10        Registrant's 1996 Incentive Stock Option Plan(*)(1)

    EXHIBIT
    NUMBER                                  TITLE
    -------                                 -----
    10.11        Registrant's 1996 Incentive Stock Option Plan No. 2(*)(1)
    10.12        Narrative Communications Corp. 1995 Stock Option Plan,
                 assumed by Registrant as of December 30, 1998(*)(**)
    10.13        Description of Registrant's 1998 Executive Incentive
                 Plan(*)(**)
    10.14        Restricted Stock Purchase Agreement, dated July 31, 1996,
                 between Registrant and Thomas A. Jermoluk for purchase of
                 Series A common stock(*)(1)
    10.15        Restricted Stock Purchase Agreement, dated July 31, 1996,
                 between Registrant and Thomas A. Jermoluk for purchase of
                 Series K preferred stock(*)(1)
    10.16        Restricted Stock Purchase Agreement, dated July 31, 1996,
                 between Registrant and William R. Hearst III for purchase of
                 Series A common stock(*)(1)
    10.17        Restricted Stock Purchase Agreement, dated July 29, 1996,
                 between Registrant and Ken Goldman for purchase of Series A common stock(*)(1)
    10.18        Form of Restricted Stock Purchase Agreement and Promissory
                 Note between Registrant and other officers for purchase of
                 Series A common stock(*)(1)
    10.19        Employment Letter Agreement, dated July 19, 1996, between
                 Registrant and Thomas A. Jermoluk(*)(1)
    10.20        Letter of Agreement, dated May 15, 1997, among Registrant
                 and the parties indicated therein, including as exhibits the
                 Master Distribution Agreement Term Sheet and the Term Sheet
                 for Form of LCO Agreement(1)
    10.21        Build To Suit Lease, dated September 29, 1997, between
                 Registrant and Martin/ Campus Associates, L.P. (425
                 Broadway, Redwood City, California)(4)
    10.22        Build To Suit Lease, dated September 29, 1997, between
                 Registrant and Martin/ Campus Associates, L.P., (440
                 Broadway, Redwood City, California)(4)
    10.23        Loan and Security Agreement, dated September 30, 1997,
                 between Registrant and Silicon Valley Bank(4)
    10.24        Binding Warrant Term Sheet, dated February 24, 1998, among
                 Registrant, Rogers Communications, Inc. and Shaw
                 Communications, Inc.(5)
    10.25        Warrant Purchase Agreement, dated May 5, 1998, between
                 Registrant and Century Communications Corp.(**)
    10.26        Warrant to purchase Series A common stock of Registrant
                 issued to Century Communications Corp. as of May 5, 1998(**)
    10.27        Form of warrant to purchase Series A common stock of
                 Registrant to be issued to Century Communications Corp.(**)
    10.28        Warrant Purchase Agreement, dated June 27, 1998, between
                 Registrant and Garden State Cablevision L.P.(**)
    10.29        Warrant to purchase Series A common stock of Registrant
                 issued to Garden State Cablevision L.P. as of June 27,
                 1998(**)
    10.30        Warrant Purchase Agreement, dated June 26, 1998, between
                 Registrant and Jones Intercable Inc.(**)
    10.31        Warrant to purchase Series A common stock of Registrant
                 issued to Jones Intercable Inc. as of June 26, 1998(**)
    10.32        Agreement and Plan of Merger, dated December 30, 1998,
                 between Registrant and Narrative Communications Corp.
                 (incorporated by reference to Exhibit 2.1 of Registrant's
                 current report on Form 8-K filed on January 14, 1999 (File
                 No. 000-22697))

    EXHIBIT
    NUMBER                                  TITLE
    -------                                 -----
    10.33        IRU Capacity Agreement, dated December 19, 1998, between
                 Registrant and AT&T Corp.
    10.34        Form of Loan Modification Agreement between Registrant and
                 Silicon Valley Bank(**)
    10.35        Build to Suit Option Agreement, dated October 25, 1996,
                 between Registrant and Martin/Campus Associates, L.P., and
                 First Amendment to Build to Suit Option Agreement(**)
    10.36        Build to Suit Lease, dated July 14, 1998, between Registrant and Martin/Campus Associates, L.P. (420 Broadway, Redwood
                 City, California)(**)
    10.37        Form of Build to Suit Lease between Registrant and
                 Martin/Campus Associates, L.P. (430 Broadway, Redwood City,
                 California)(**)
    10.38        Indenture, dated December 28, 1998, between Registrant and
                 State Street Bank and Trust Company of California, N.A., as
                 trustee(***)
    10.39        Registration Rights Agreement, dated December 28, 1998,
                 between Registrant and Merrill Lynch & Co., Merrill Lynch,
                 Pierce, Fenner & Smith Incorporated, Morgan St Goldman and
                 Sachs & Co.(***)
    21.01        Subsidiaries of Registrant(***)
    23.01        Consent of Ernst & Young LLP, Independent Auditors
    24.01        Power of Attorney executed by each officer and director (**)
    27.01        Financial data schedule for year ended December 31, 1998(**)

---------------
  * Management contracts or compensatory plans required to be filed as an exhibit to Form 10-K.

 ** Previously filed as an exhibit to Registrant's Form 10-K, filed with the Securities and Exchange Commission on February 19, 1999.

*** Previously filed as an exhibit to Registrant's Form 10-K/A, filed with the Securities and Exchange Commission on March 31, 1999.

(1) Incorporated by reference to exhibits of the same number to Registrant's registration statement on Form S-1 declared effective by the Securities and Exchange Commission on July 11, 1997 (File No. 333-27323).

(2) Incorporated by reference to exhibits of the same number to Registrant's registration statement on Form S-8 filed with the Securities Exchange Commission on July 28, 1998 (File No. 333-60037).

(3) Incorporated by reference to exhibits of the same number to Registrant's current report on Form 8-K filed with the Securities and Exchange Commission on October 21, 1997 (File No. 000-22697).

(4) Incorporated by reference to exhibits of the same number to Registrant's quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 1997 (File No. 000-22697).

(5) Incorporated by reference to exhibits of the same number to Registrant's quarterly report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 1998 (File No. 000-22697), as amended on February 8, 1999.

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

Date: 4/27/99                             AT HOME CORPORATION

                                          By:    /s/ KENNETH A. GOLDMAN
                                            ------------------------------------
                                                     Kenneth A. Goldman
                                                 Senior Vice President and
                                                  Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                        NAME                                           TITLE                   DATE
                        ----                                           -----                   ----
            PRINCIPAL EXECUTIVE OFFICER:

               /s/ THOMAS A. JERMOLUK*                  President, Chief Executive Officer    4/27/99
-----------------------------------------------------        and Chairman of the Board

            PRINCIPAL FINANCIAL OFFICER:

               /s/ KENNETH A. GOLDMAN                        Senior Vice President and        4/27/99
-----------------------------------------------------         Chief Financial Officer
                    Kenneth A. Goldman

              CHIEF ACCOUNTING OFFICER:

                /s/ ROBERT A. LERNER*                          Corporate Controller           4/27/99
-----------------------------------------------------

                ADDITIONAL DIRECTORS:

             /s/ WILLIAM R. HEARST III*                            Vice Chairman              4/27/99
-----------------------------------------------------

                                                                     Director
-----------------------------------------------------
                C. Michael Armstrong

                 /s/ L. JOHN DOERR*                                  Director                 4/27/99
-----------------------------------------------------

              /s/ LEO J. HINDERY, JR.*                               Director                 4/27/99
-----------------------------------------------------

                 /s/ JOHN C. MALONE*                                 Director                 4/27/99
-----------------------------------------------------

                                                                     Director
-----------------------------------------------------
                  John C. Petrillo

                /s/ BRIAN L. ROBERTS*                                Director                 4/27/99
-----------------------------------------------------

               /s/ JAMES R. SHAW, JR.*                               Director                 4/27/99
-----------------------------------------------------

                /s/ DAVID M. WOODROW*                                Director                 4/27/99
-----------------------------------------------------

            * By: /s/ KENNETH A. GOLDMAN
   -----------------------------------------------
                    Kenneth A. Goldman
                  Attorney-in-fact

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

     In May and June 1998, the Company issued performance based warrants to certain other cable operators to purchase an aggregate of up to 5,272,100 shares of Series A common stock, respectively, at an exercise price of $10.50 per share. As of December 31, 1998 none of these had vested as the performance milestones had not been met. In the event the performance milestones are met, the Company will incur non-cash charges to operations in future periods based on the difference between the then fair market value of the Company's Series A common stock and the exercise price of $10.50 per share.

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

BACKBONE AGREEMENT

     The Company entered into a twenty-year agreement with a major tele-communications company to create a nationwide Internet Protocol network. This new backbone facility, which is scheduled to be deployed in mid-1999, initially will enable the Company to support up to five million broadband users. In connection with this agreement, the Company will make disbursements of approximately $50,000,000 over each of the next two years for additional backbone capacity and related equipment. The Company will capitalize these payments and amortize the amounts by charges to operations over the term of the agreement.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                         THREE MONTHS ENDED
                                    -------------------------------------------------------------
                                        (IN THOUSANDS, EXCEPT PER SHARE AND STOCK PRICE DATA)
                                     MARCH 31,        JUNE 30,      SEPTEMBER 30,    DECEMBER 31,
                                        1998            1998            1998             1998
                                    ------------    ------------    -------------    ------------
Total revenue.....................  $      5,773    $      9,220    $     13,815     $     19,237
Costs and expenses:
  Operating costs.................         8,615          10,098          12,256           15,996
  Product development and
     engineering..................         3,573           3,891           4,588            4,957
  Sales and marketing.............         3,500           4,356           4,978            5,257
  General and administrative......         2,874           2,925           3,112            3,518
  Purchased in-process research
     and development..............            --              --              --            2,758
  Cost and amortization of
     distribution agreements......        19,534          13,628          13,628           54,595
                                    ------------    ------------    ------------     ------------
          Total costs and
            expenses..............        38,096          34,898          38,562           87,081
                                    ------------    ------------    ------------     ------------
Loss from operations..............       (32,323)        (25,678)        (24,747)         (67,844)
Interest income, net..............         1,107             906           1,460            2,940
                                    ------------    ------------    ------------     ------------
Net loss..........................  $    (31,216)   $    (24,772)   $    (23,287)    $    (64,904)
                                    ============    ============    ============     ============
Pro forma basic and diluted net
  loss per share..................  $      (0.28)   $      (0.22)   $      (0.20)    $      (0.56)
                                    ============    ============    ============     ============
Price range per share.............  $20.50-38.13    $29.75-57.25    $23.50-54.94     $34.50-84.75

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER                       DESCRIPTION OF DOCUMENT
    -------    ------------------------------------------------------------
    10.33      IRU Capacity Agreement, dated December 19, 1998, between
               Registrant and AT&T Corp.
    23.01      Consent of Ernst & Young LLP, Independent Auditors