Form 10-Q
period 1999-03-31
AT HOME CORP
filed 1999-05-17
CIK 1020620

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(MARK ONE)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999.

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

                                   ----------

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

                                                                                                AS OF
                                                                                            APRIL 30, 1999
Number of shares of Series A Common Stock outstanding:.................................      107,658,089
Number of shares of Series B Common Stock outstanding:.................................       15,400,000
Number of shares of Series K Common Stock outstanding:.................................        2,609,707



================================================================================

                               AT HOME CORPORATION


                                TABLE OF CONTENTS



                                                                                   Page
                                                                                   ----
PART I  FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements - Unaudited
        Condensed Consolidated Balance Sheets - March 31, 1999
           and December 31, 1998 .................................................  3
        Condensed Consolidated Statements of Operations - Three
           Months Ended March 31, 1999 and 1998 ..................................  4
        Condensed Consolidated Statements of Cash Flows - Three Months
           Ended March 31, 1999 and 1998 .........................................  5
        Notes to Condensed Consolidated Financial Statements .....................  6

ITEM 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations ...................................  8


ITEM 3. Quantitative and Qualitative Disclosures about Market Risk ............... 26



PART II OTHER INFORMATION

ITEM 2. Changes in Securities and Use of Proceeds................................. 27

ITEM 5. Other Information......................................................... 27

ITEM 6. Exhibits and Reports on Form 8-K ......................................... 28

        Signatures ............................................................... 29

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               AT HOME CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                      MARCH 31,       DECEMBER 31,
                                                                        1999             1998
                                                                      ---------        ---------
ASSETS                                                               (UNAUDITED)
Current assets:
    Cash and cash equivalents                                         $ 163,780        $ 300,702
    Short-term investments                                              242,110          118,587
                                                                      ---------        ---------
    Total cash, cash equivalents and short-term investments             405,890          419,289
    Accounts receivable (net of allowance for doubtful accounts
       of $430 in 1999 and $252 in 1998)                                  7,013            6,358
    Accounts receivable - related parties                                 6,826            4,300
    Other current assets                                                 17,591            3,381
                                                                      ---------        ---------
           Total current assets                                         437,320          433,328
Property, equipment and improvements, net                                56,283           49,240
Distribution agreements, net                                            249,946          186,247
Intangible assets, net                                                   87,256           93,989
Other assets                                                             62,692           17,827
                                                                      ---------        ---------
           Total assets                                               $ 893,497        $ 780,631
                                                                      =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
    Accounts payable                                                  $  10,114        $   7,100
    Accounts payable - related parties                                   21,614            3,684
    Accrued compensation and related expenses                             1,613            1,262
    Accrued transport costs                                                 447            2,444
    Deferred revenues                                                     6,225            5,164
    Other accrued liabilities                                            15,519           11,305
    Current portion of capital lease obligations                         12,188           12,045
                                                                      ---------        ---------
           Total current liabilities                                     67,720           43,004
Convertible debentures                                                  231,064          229,344
Capital lease obligations, less current portion                          16,360           14,356
Other liabilities                                                            61               61
Commitments and contingencies
Stockholders' equity:
    Common stock, $0.01 par value:
        Authorized shares - 230,277,660
        Issued and outstanding shares--
        121,808,621 in 1999 and 123,272,867 in 1998                     813,963          719,680
    Notes receivable from stockholders                                       (4)              (4)
    Deferred compensation                                                (2,625)          (2,880)
    Accumulated other comprehensive income                               12,247            4,235
    Accumulated deficit                                                (245,289)        (227,165)
                                                                      ---------        ---------
           Total stockholders' equity                                   578,292          493,866
                                                                      ---------        ---------
           Total liabilities and stockholders' equity                 $ 893,497        $ 780,631
                                                                      =========        =========



See accompanying notes.

                               AT HOME CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                             THREE MONTHS ENDED MARCH 31,
                                                1999              1998
                                              ---------        ---------
Revenues (1) ..........................       $  25,098        $   5,773
Costs and expenses (2):
  Operating costs .....................          18,600            8,615
  Product development and engineering .           6,467            3,573
  Sales and marketing .................           7,676            3,500
  General and administrative ..........           4,103            2,874
  Cost and amortization of distribution
     agreements and intangible assets .          21,753           19,534
                                              ---------        ---------
    Total costs and expenses ..........          58,599           38,096
                                              ---------        ---------
Loss from operations ..................         (33,501)         (32,323)
Interest and other income, net ........          15,377            1,107
                                              ---------        ---------
Net loss ..............................       $ (18,124)       $ (31,216)
                                              =========        =========

Basic and diluted net loss per share ..       $   (0.15)       $   (0.28)
                                              =========        =========

Shares used in per share calculations .         120,483          111,562
                                              =========        =========


(1) Revenues from related parties .....       $   5,439        $   1,371
                                              =========        =========

(2) Depreciation and amortization
        included in costs and expenses        $  28,948        $  13,552
                                              =========        =========



See accompanying notes.

                               AT HOME CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED MARCH 31,
                                                                            1999              1998
                                                                          ---------        ---------
CASH USED IN OPERATING ACTIVITIES
Net loss ..........................................................       $ (18,124)       $ (31,216)
Adjustments to reconcile net loss to cash used
    in operating activities:
      Depreciation and amortization ...............................           7,200            2,590
      Amortization of distribution agreements and intangible assets          21,493           10,707
      Cost of distribution agreements .............................             260            8,827
      Amortization of deferred compensation .......................             255              255
      Accretion on discount of convertible debentures .............           1,720               --
      Recognized gain on investment ...............................         (12,566)              --
      Changes in assets and liabilities:
        Accounts receivable .......................................          (3,181)          (1,988)
        Other assets ..............................................         (39,621)          (2,172)
        Accounts payable ..........................................          20,944            2,218
        Accrued liabilities .......................................           2,568             (538)
        Deferred revenue ..........................................           1,061            1,046
                                                                          ---------        ---------
Cash used in operating activities .................................         (17,991)         (10,271)

CASH USED IN INVESTING ACTIVITIES
Purchase of short-term cash investments ...........................        (165,139)         (20,425)
Sales and maturities of short-term cash investments ...............          41,616           13,565
Purchase of property, equipment and improvements,
    net of leases .................................................          (7,596)          (4,448)
                                                                          ---------        ---------
Cash used in investing activities .................................        (131,119)         (11,308)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
Proceeds from issuance of common stock ............................          15,564            1,149
Payments on capital lease obligations .............................          (3,376)          (2,825)
Repayment of notes receivable from stockholders ...................              --               33
                                                                          ---------        ---------
Cash provided by (used in) financing activities ...................          12,188           (1,643)
                                                                          ---------        ---------
Net increase in cash and cash equivalents .........................        (136,922)         (23,222)
Cash and cash equivalents, beginning of period ....................         300,702           44,213
                                                                          ---------        ---------
Cash and cash equivalents, end of period ..........................       $ 163,780        $  20,991
                                                                          =========        =========

SUPPLEMENTAL DISCLOSURES
Interest paid .....................................................       $     434        $     752
                                                                          =========        =========
Acquisition of equipment under capital leases .....................       $   5,522        $   2,358
                                                                          =========        =========

Notes receivable from stockholders issued in connection with
    exercise of stock options and restricted stock purchases ......       $      --        $      --
                                                                          =========        =========

Issuance of common stock warrants in connection with
    distribution agreements .......................................       $  78,459        $  83,320
                                                                          =========        =========



See accompanying notes.

                               AT HOME CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE 1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of At Home Corporation and its wholly owned subsidiaries (collectively, the "Company"). These condensed consolidated financial statements do not include all of the information and accompanying notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of financial position and results of operations have been included in the condensed financial statements. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999. The interim financial statements should be read in connection with the consolidated financial statements included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998 filed with the Securities and Exchange Commission.

NOTE 2.    BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share are computed using the weighted average number of common shares outstanding. The effect of outstanding stock options, warrants and Common Stock subject to repurchase is excluded from the computation as their inclusion would be anti-dilutive.

The computation of basic and diluted net loss per share is as follows -- in thousands, except per share data:

                                             THREE MONTHS ENDED
                                                  MARCH 31,
                                        ----------------------------
                                           1999              1998
                                        -----------        ---------
Net loss ........................       $   (18,124)       $ (31,216)
                                        ===========        =========

Weighted average shares of Common
    Stock outstanding ...........           120,483          111,562
                                        ===========        =========

Basic and diluted net
    loss per share ..............       $     (0.15)       $   (0.28)
                                        ===========        =========

NOTE 3. DEPRECIATION AND AMORTIZATION INCLUDED IN COSTS AND EXPENSES

The components of the Company's depreciation and amortization included in costs and expenses are as follows -- in thousands:

                                               THREE MONTHS ENDED
                                                    MARCH 31,
                                              ---------------------
                                               1999          1998
                                              -------       -------
Depreciation and amortization .........       $ 7,200       $ 2,590

Amortization of distribution agreements        21,493        10,707

Amortization of deferred compensation .           255           255
                                              -------       -------

                                              $28,948       $13,552
                                              =======       =======


NOTE 4.    COMPREHENSIVE INCOME (LOSS)

The components of the Company's comprehensive loss are as follows -- in thousands:

                                        THREE MONTHS ENDED
                                            MARCH 31,
                                     ------------------------
                                       1999            1998
                                     --------        --------
Net loss .....................       $(18,124)       $(31,216)

Unrealized gain on investments         12,247           1,300
                                     --------        --------

Comprehensive loss ...........       $ (5,877)       $(29,916)
                                     ========        ========

NOTE 5.    STOCKHOLDERS' EQUITY

     In connection with distribution agreements with Cablevision Systems Corporation in October 1997, the Company issued warrants to purchase up to 10,946,936 shares of the Company's Series A Common Stock at an exercise price of $0.50 per share. As of March 31, 1999, warrants to purchase 10,231,298 shares of the Company's Series A Common Stock were exercisable. In the fourth quarter of 1997 and the first quarter of 1998 the Company recorded the fair value of these warrants as distribution agreements in the amounts of $172,600,000 and $74,500,000, respectively. These amounts are being amortized over the term of the exclusivity obligation which concludes in June 2002. As of March 31, 1999, accumulated amortization of the cost of the distribution agreements totaled $74,464,000.

     In connection with distribution agreements with Rogers Cablesystems Limited ("Rogers") and Shaw Cablesystems Limited ("Shaw") in March 1998, the Company issued performance based warrants to purchase a total of 5,000,000 shares of its Series A Common Stock at an exercise price of $10.50 per share. These warrants become exercisable if and when Rogers or Shaw meet certain subscriber milestones. As of March 31, 1999, these warrants were exercisable as to 923,380 shares. For the quarter ended March 31, 1999, in connection with the distribution agreements the Company recorded non-cash charges to operations of $260,000.

     In May and June 1998, the Company issued performance based warrants, in connection with distribution agreements, to certain other cable operators to purchase up to an aggregate of 5,272,100 shares of its Series A Common Stock at an exercise price of $10.50 per share. In the event and to the extent the performance milestones are met, the Company will incur non-cash charges to operations in future periods based on the fair market value of the warrants when they become exercisable. In the quarter ended March 31, 1999, these warrants became exercisable as to 301,232 shares and the Company recorded distribution agreements of $46.7 million, which will be amortized over the remaining life of the distribution agreements, approximately five years.

     In January and March 1999, the Company issued performance based warrants, in connection with distribution agreements, to certain other cable operators to purchase up to an aggregate of 3,030,000 shares of its Series A Common Stock at an exercise price of $10.50 per share. In the event and to the extent the performance milestones are met, the Company will incur non-cash charges to operations in future periods based on the fair market value of the warrants when they become exercisable. In the quarter ended March 31, 1999, these warrants became exercisable as to 439,215 shares and the Company recorded distribution agreements of $31.8 million which will be amortized over the remaining life of the distribution agreements, approximately six years.

NOTE 6.    COMMITMENTS

     In December 1998, the Company entered into an agreement with AT&T to create a nationwide network utilizing AT&T's backbone. Under this agreement, the Company will pay AT&T $45 million in each of 1999 and 2000, including material payments of $18 million in May and August 1999 and $27 million in September 2000.

NOTE 7. ACQUISITION AGREEMENT WITH EXCITE, INC (UNAUDITED)

   On January 19, 1999 the Company entered into an acquisition agreement with Excite, Inc. ("Excite"), a global Internet media company that offers consumers and advertisers comprehensive Internet navigation services with extensive personalization capabilities. Under the terms of the acquisition agreement, the Company will issue approximately 54.9 million shares of its Series A common stock for all of the outstanding common stock of Excite based on an exchange ratio of approximately 1.041 shares of the Company's Series A common stock for each share of Excite's common stock. The Company may issue up to approximately
15.3 million additional shares of Series A common stock in connection with the assumption of obligations under Excite's stock option and employer stock purchase plans and outstanding warrants. The transaction will be accounted for as a purchase. The Company's preliminary unaudited estimate of the total purchase consideration is approximately $7.2 billion, based on the fair value at the time of announcement of the acquisition, of Series A common stock to be issued and stock option, stock purchase plan and warrant obligations assumed, plus estimated transaction costs. The acquisition has been approved by the boards of directors of At Home and Excite, but the it is subject to several conditions, including approval by both companies' stockholders on May 28, 1999.

   The following unaudited pro forma condensed financial information presents the combined results of operations of the Company and Excite, including the amortization of goodwill and other intangible assets, as if the acquisition had occurred at the beginning of each period presented (in thousands, except per share information).

                                                             THREE MONTHS
                                                            ENDED MARCH 31,
                                                       -------------------------
                                                          1999            1998
                                                       ---------       ---------
Pro forma revenues .............................       $  78,748       $  30,029
                                                       =========       =========
Pro forma net loss .............................       $ (25,699)      $ (38,760)
                                                       =========       =========
Pro forma basic and diluted net loss per share .       $   (0.15)      $   (0.23)
                                                       =========       =========

Number of shares used in basic and diluted
pro forma per share calculation ................         175,383         166,462
                                                       =========       =========

   The pro forma results of operations are not necessarily indicative of the results that would have occurred had the merger occurred at the beginning of each year presented, and are not intended to be indicative of future results of operations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This quarterly report contains forward-looking statements relating to future events or financial results, such as statements indicating that "we believe," "we expect" or "we anticipate" that events may occur or trends may continue, and similar statements relating to future events or financial results. These forward-looking statements are subject to risks and uncertainties as indicated under the caption "Risk Factors." Actual results could vary materially as a result of a number of factors including those discussed in "Risk Factors" and elsewhere in this report. The share numbers in this quarterly report do not reflect the two-for-one stock split declared by our board on April 16, 1999, which is subject to stockholder approval.

GENERAL

    We are the leading provider of broadband Internet services over the cable television infrastructure to consumers. By virtue of our relationships with 21 cable companies in North America and Europe, we have access to approximately
65.0 million homes, which includes exclusive access to over 50% of the households in the United States and Canada capable of receiving cable television. We also provide broadband Internet services to businesses over both the cable television infrastructure and digital telecommunications lines.

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

    Our @Media group has established the @Home launch screen as the leading broadband Internet portal, providing a gateway to compelling multimedia and electronic commerce offerings on the Internet. To date, the @Home Experience has generated greater page views per subscriber than are reported by the leading narrowband Internet portal companies. Our @Media group works with content providers to facilitate the creation of rich multimedia broadband content delivered through the @Home portal and to facilitate online transactions and services for @Home subscribers. Multimedia content offerings include on-demand video clips from partners such as Bloomberg and CNN Interactive, on-demand music and CD previews provided by our Tune-In service and low-latency multiplayer gaming from SegaSoft. Electronic commerce partners include Amazon.com, the leading online bookseller, BuyDirect.com, an online software distributor, and Travelocity, a leading online travel site. Our @Media group also sells advertising on a cost per thousand impressions, or CPM, basis as well as on a sponsorship basis. We had 67 advertisers in the first quarter of 1999, including Ford, Godiva, Intel, Kodak, Lands' End, Lexus, Mercedes Benz and Toyota.

    For businesses, our @Work services provide a platform for Internet, intranet and extranet connectivity solutions and networked business applications over both cable infrastructure and digital telecommunications lines. In order to accelerate deployment of the @Work connectivity and hosting solutions into major U.S. metropolitan areas, we have established strategic relationships with Teleport Communications Group, the country's largest competitive local exchange carrier and a subsidiary of AT&T, Northpoint, a provider of digital subscriber line services to businesses, and Exodus, a provider of Internet hosting and network management services. By combining our broadband distributed network architecture with cable, telephone and technology relationships, the @Work services provide a compelling platform for nationwide delivery of network-based business applications. We have developed this platform at a low incremental cost by leveraging our existing broadband network investment. We currently provide @Work services to nearly 2,200 businesses.

    We have entered into distribution arrangements for our @Home service with 18 cable companies in North America whose cable systems pass approximately 58.5 million homes -- Tele-Communications, Inc., Cablevision Systems Corp., Comcast Corporation, Cox Communications, Inc., Rogers Cablesystems Limited, Shaw Cablesystems Ltd., Bresnan Communications Company, Century Communications Corp., Cogeco Cable, Inc., Garden State Cable, Insight Communications, InterMedia Partners IV L.P., Jones Intercable, Inc., Lenfest Communications Inc., L.P. Prime Communications - Potomac and Chicago, L.L.C.s, Marcus Cable Operating Company, Midcontinent Cable Co. and Videon CableSystems, Inc. Some of these distribution arrangements are subject to the completion of definitive agreements. As of March 31, 1999, approximately 15.0 million of the homes served by these cable partners were passed by upgraded two-way HFC cable, and we believe that our cable partners will complete the upgrade of systems passing a majority of their homes within four years or less. In order to shorten time to market for cable operators, we provide a turnkey solution, which includes not only a technology platform and a national brand, but also ongoing marketing, customer service, billing and product development support. As of March 31, 1999, we had launched the @Home service through our cable partners in portions of 68 cities and communities in the United States and Canada and had more than 460,000 subscribers.

    As part of our strategy to expand into international markets, we have entered into agreements for the distribution of our @Home service by Edon and Palet Kabelcom in the Netherlands. We have entered into an agreement with Intel to create a limited partnership whereby Intel invested $20 million in @Home Benelux, which operates under the trade name @Home Nederland, to help speed the deployment of broadband services in the Netherlands. We have also initiated distribution programs with leading consumer electronics retailers and computer manufacturers, including CompUSA, Compaq and Dell, to facilitate the sale of the @Home service and cable modems compliant with the new DOCSIS cable modem standard. In addition, we are working with CableLabs and National Digital Television Center, a subsidiary of TCI, to develop advanced digital set-top boxes to provide broadband Internet access via television sets and to accelerate transformation of the Internet into a mass medium.

RECENT EVENTS

    Acquisition of Excite, Inc. On January 19, 1999, we agreed to acquire Excite, Inc. and to issue shares of our Series A common stock, including shares issuable upon the exercise of Excite options and warrants, valued at approximately $7.2 billion at the time of the announcement of the acquisition. Excite is a global Internet media company that attracts approximately 17 million visitors monthly to its www.excite.com and www.webcrawler.com portal Web sites. Excite is based in Redwood City, California. Under the merger agreement, we will issue approximately 1.0419 shares of our Series A common stock in exchange for each outstanding share of Excite common stock. As a result, assuming no exercise of Excite or our outstanding options and warrants, former shareholders of Excite will own approximately 30% of the outstanding shares of our Series A common stock. The acquisition will be accounted for as a purchase and is expected to close in the second quarter of 1999. Although our board and Excite's board have approved the transaction, the acquisition is subject to several conditions, including approval by both companies' stockholders on May 28, 1999.

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

RESULTS OF OPERATIONS

REVENUES

                        THREE MONTHS ENDED MARCH 31,
                        ----------------------------
                          1999     CHANGE      1998
                          ----     ------      ----
                           (DOLLARS IN THOUSANDS)
Revenues.............    $25,098    335%      $5,773
                         =======              ======

    Our revenues increased by 335% to $25.1 million for March 31, 1999 from $5.8 million for March 31, 1998. The growth in revenues was the result of an increase in the number of subscribers to our services. Our revenues consist of:

    -   monthly subscription fees for the @Home residential service

    -   installation and monthly access fees for @Work services and

    - fees for advertising, content placement and content development from @Media services.

    In the first quarter of 1999, approximately 55% of our revenues came from @Home services, approximately 30% of our revenues came from @Work services, and approximately 15% of our revenues came from @Media services. Our @Home subscribers increased 411% to approximately 460,000 at the end of the first quarter of 1999 from approximately 90,000 at the end of the first quarter of 1998. The number of subscribers to our @Work services increased by 270% to approximately 2,200 at the end of the first quarter of 1999 from 595 at the end of the first quarter of 1998. Revenues generated from our @Media services were evenly split between advertising revenue and content revenue. Our number of advertisers at March 31, 1999, 67, was 235% higher than our number of advertisers at March 31, 1998. Content revenues increased as demand for broadband portal placement intensified. For the quarter ended March 31, 1999, subscriber revenues for the @Home service generated from United States subscribers and Canadian subscribers represented 78% and 22% of total revenues.

    We expect subscriber growth rates for the @Home service in the United States to exceed those in Canada in 1999. Therefore, we expect revenues generated from United States @Home subscribers will represent a greater portion of total revenues for the @Home service in 1999. However, subscriber growth is subject to a number of risks. See "Risk Factors -- Growth of the @Home service may be inhibited by factors beyond our control."

    Revenues from related parties, as a percentage of total revenues, represented approximately 22% for the quarter ended March 31, 1999 and 24% for the quarter ended March 31, 1998. Related-party revenues included development fees for @Work services and set-top devices and fees for billing and support functions.

TOTAL COSTS AND EXPENSES

                                                           THREE MONTHS ENDED MARCH 31,
                                                           ----------------------------
                                                         1999          CHANGE          1998
                                                         ----          ------          ----
                                                              (DOLLARS IN THOUSANDS)
Operating costs ................................       $18,600           116%       $ 8,615
Product development and engineering ............         6,467            81%         3,573
Sales and marketing ............................         7,676           119%         3,500
General and administrative .....................         4,103            43%         2,874
Cost and amortization of distribution agreements
   and intangible assets .......................        21,753            11%        19,534
                                                       -------                      -------
          Total costs and expenses .............       $58,599            54%       $38,096
                                                       =======                      =======

    Total costs and expenses before charges for cost and amortization of distribution agreements and intangible assets increased 99% to $36.8 million for the quarter ended March 31, 1999 from $18.6 million for the same period in 1998. Total costs and expenses after cost and amortization of the distribution agreements increased 54% for the quarter ended March 31, 1999 to $58.6 million from $38.1 million for the same period in 1998. We believe continued expansion of our operations is critical to the achievement of our goals, and we anticipate that costs and expenses will continue to increase throughout the remainder of 1999, although at a slower rate than the expected increases in our revenues. However, our operating results are subject to several risks, including those discussed in "Risk Factors," and may fluctuate significantly.

    Operating costs. Operating costs are primarily related to providing services to customers, maintaining the @Home broadband network, generating content programming for the @Home portal and deploying the @Home service in Europe. Operating costs increased 116% to $18.6 million for the quarter ended March 31, 1999 from $8.6 million for the same period in 1998. This increase of $10.0 million in operating costs was primarily attributable to the following factors in the following proportions:

    - approximately 20% to costs of customer service operations to support a larger subscriber base;

    - approximately 20% to maintenance and depreciation of capital equipment required for our network;

    -   approximately 15% to the initiation of our international operations; and

    - approximately 10% to telecommunications costs related to our @Work business.

Operating costs are expected to increase substantially during the remainder of 1999 as we continue to make substantial investments in network infrastructure and customer service operations.

    Product development and engineering. Product development and engineering expenses consist primarily of salaries and related expenses for personnel, fees to outside contractors and consultants and the allocated cost of facilities. Product development and engineering increased 81% to $6.5 million for the quarter ended March 31, 1999 from $3.6 million for the same period in 1998. This increase of $2.9 million in product development and engineering expenses was primarily attributable to the following factors in the following proportions:

    - approximately 55% to efforts to incorporate Internet technologies into advanced digital set-top boxes; and

    - approximately 35% to expenditures focused on the continued development of the @Home backbone to incorporate new telecommunications and server technologies.

    We anticipate that product development and engineering costs will continue to increase during the remainder of 1999 due in part to increased technology development efforts related to our broadband network, including initial design and deployment costs associated with our AT&T backbone capacity agreement, and advanced digital set-top boxes.

    Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions and promotional expenses. Sales and marketing expenses increased 119% to $7.7 million for the quarter ended March 31, 1999 from $3.5 million for the same period in 1998. This increase of $4.2 million in sales and marketing expenses was primarily attributable to the following factors in the following proportions:

    - approximately 30% for the inclusion and continued expansion of our Enliven services;

    - approximately 30% from the continued expansion of our @Media portal service; and

    - approximately 25% to advertising and content partnering arrangements and regional deployments of the @Home service.

We expect that sales and marketing costs will continue to increase throughout the remainder of 1999 primarily due to personnel and other costs related to:

    - @Home and @Work subscriber acquisition, including expanded retail initiatives;

    -   our efforts to increase advertising and content partnering arrangements;
        and

    - expanded product offerings, including delivery of the @Home service through set-top devices.

   General and administrative. General and administrative expenses consist primarily of administrative and executive personnel costs, fees for professional services and the costs of computer systems to support our operations. General and administrative expenses increased by 11% to $4.1 million for the quarter ended March 31, 1999 from $2.9 million for the same period in 1998. This increase was the result of hiring additional finance, human resource and facilities personnel. To support our expected growth, we anticipate that costs in this area will continue to grow significantly during the remainder of 1999.

   Cost and amortization of distribution agreements and intangible assets. Cost and amortization of distribution agreements consist primarily of charges and amortization related to warrants to purchase our common stock issued in connection with distribution agreements with some of our cable partners, a portion of which vest based on their future performance in connection with distributing our services. Cost and amortization of distribution agreements and intangible assets increased from $19.5 million in the first quarter of 1998 to $21.8 million in for the quarter ended March 31, 1999. This increase was primarily the result of the amortization of intangible assets acquired in the Narrative and Full Force acquisitions and amortization of the cost of the Cablevision distribution agreement, offset by a decrease in charges associated with the achievement of performance milestones by some of our cable partners. We will incur approximately $17.3 million per quarter for amortization of the cost of these distribution agreements through the first half of 2002. This amount would increase if TCI transfers certain cable systems to Cablevision. In addition, total cost and amortization of distribution agreements could fluctuate significantly each quarter if our cable partners achieve certain performance milestones.

   Interest and other income, net. Interest income, net represents interest and realized gains earned on our cash and short-term cash investments and available-for-sale investments less interest expense on debt obligations, including our convertible subordinated debentures. Interest income, net was $15.4 million for quarter ended March 31, 1999 and $1.1 million for the same period in 1998. Interest income for the quarter ended March 31, 1999 was $5.1 million compared to $1.6 million for the same period in 1998. This increase was principally due to the increased cash balances available to invest following our public offering of Series A common stock in August 1998 and our private offering of convertible subordinated debentures in December 1998. We recognized a $12.6 million one-time gain on one of our private company investments in the period ended March 31, 1999 as a result of the investee being acquired for common stock by a publicly traded company. Interest expense for the first quarter of 1999 was $2.3 million compared to $0.5 million for same period in 1998. This increase was due primarily to the interest obligations of our convertible subordinated debentures.

   Income taxes. Because we had net losses for the quarter ended March 31, 1999 and for the same period in 1998, we did not record a provision for income taxes for these periods.

   Net loss. Our net income before the costs and amortization for distribution agreements and intangible assets was $3.7 million for the quarter ended March 31, 1999 and our net loss before the costs and amortization for distribution agreements was $11.7 million for the same period in 1998. Our net loss for the quarter ended March 31, 1999 of $18.1 million includes costs and amortization of $21.8 million related to distribution agreements. The decrease in net loss before the costs and amortization for distribution agreements and intangible assets was primarily a result of additional revenues, partially offset by the additional expenses attributable to the expansion of our @Home and @Work services, and further offset by the one-time gain recognized from one of our private company investments. We anticipate that our net loss, excluding non-cash charges relating to amortization of the distribution agreement, performance warrants earned by cable operators and amortization of amounts related to mergers and acquisitions, will continue to decline during 1999 as revenues grow at a faster rate than expenses. However, our operating results are subject to several risks, including those discussed in "Risk Factors", and may fluctuate significantly.

   If our merger with Excite closes, we expect to record charges for the amortization of goodwill and other intangible assets in our statement of operations estimated at approximately $1.7 billion annually for four years from the date of the acquisition. This estimate is based on a preliminary valuation and is subject to change pending a final analysis of the total purchase cost and the fair value of the assets acquired and liabilities assumed. The impact of these changes could be material.

LIQUIDITY AND CAPITAL RESOURCES

CASH INFLOWS AND OUTFLOWS

    Operating activities. Net cash used in operating activities in the quarter ended March 31, 1999 was $18.0 million. This is primarily the result of a net loss of $18.1 million. Increased spending in other assets of $39.6 million was primarily offset by a $20.9 million increase in accounts payable and non-cash charges of $21.5 million for amortization of distribution agreements and intangible assets. An $8.1 million increase in accounts receivable occurring in connection with our growth in revenues also impacted our cash used in operating activities.

    Investing activities. Net cash used in investing activities in the quarter ended March 31, 1999 was $131.1 million. This use of funds was the result of purchases of net short-term investments of $165.1 million and $41.6 million sales and maturities of short-term cash investments. Gross capital expenditures for equipment, software, furniture, leasehold improvements and fixtures in the first quarter of 1999 was $13.1 million and for the same period in 1998 was $6.8 million, of which $5.5 million in the quarter ended March 31, 1999 and $2.4 million for the same period in 1998 was financed through capital leases.

    Financing activities. Since our inception, we have financed our operations primarily through a combination of private and public sales of equity and convertible debt securities and capital equipment leases. Net cash provided by financing activities in the quarter ended March 31, 1999 was $12.2 million. This is primarily the result of $15.6 million from the sale of common stock offset by $3.4 million in payments on capital lease obligations.

    In September 1997, we entered into a term loan agreement with Silicon Valley Bank. The term loan, as amended in October 1998, allows us to borrow up to $15.0 million to finance the acquisition of property, equipment and improvements and to collateralize letters of credit. At our option, borrowings under this term loan bear interest either at the bank's prime rate or at LIBOR plus 2.5%. As of March 31, 1999, there were no borrowings under this term loan, although there were outstanding letters of credit in the amount of $3.5 million related to real property transactions. Under the term loan agreement, we are required to meet certain financial covenants. The term loan expires on October 19, 2002.

CASH, CASH EQUIVALENTS AND COMMITMENTS

    Cash and cash equivalents. At March 31, 1999, our principal source of liquidity was approximately $406 million of cash, cash equivalents and short-term cash investments, compared with $419 million at December 31, 1998.

    Commitments. In December 1998, we entered into an agreement with AT&T to create a nationwide network utilizing AT&T's backbone. Under this agreement, we will pay AT&T $45 million in each of 1999 and 2000, including material payments of $18 million in May and August 1999 and $27 million in September 2000. We expect to make additional disbursements of approximately $5 million per year over the next few years for backbone capacity, equipment and maintenance fees.

    Our corporate headquarters consist of facilities of approximately 135,000 square feet in Redwood City, California, which we occupy under a 12-year lease, with new facilities under construction of approximately 360,000 square feet on adjacent property. We have leases on these new facilities of up to 15 years in length. Rent under these leases is based on construction costs, and we will pay for some tenant improvements. We will begin occupying the first phase of these newly constructed facilities during the third quarter of 1999. We estimate that, once we fully occupy this first phase, our rental payments for this first phase will be approximately $412,0000 per month. Occupancy of the second phase is scheduled to occur early in the year 2000 and will result in estimated additional rental payments of approximately $412,000 per month.

    We believe that we have the financial resources needed to meet our presently anticipated business requirements, including capital expenditure and strategic operating programs, for at least the next 12 months. Thereafter, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to seek alternative financing, such as selling additional equity or debt securities or obtaining additional credit facilities. However, depending on market conditions, we may consider alternative financing even if our financial resources are adequate to meet presently anticipated business requirements. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. Financing may not be available on terms acceptable to us or at all.

IMPACT OF THE YEAR 2000 ISSUE

   Year 2000 computer issues create certain risks for us, although we believe that such risks are less significant than those faced by many companies due to the fact that we commenced operations in 1995. If our internal and network information systems do not correctly recognize and process date information beyond the year 1999, there could be an adverse impact on our operations. To address these Year 2000 issues with our internal and network systems, we initiated a program to evaluate our internal and network systems. We initiated a comprehensive program to address Year 2000 readiness in our systems and with our customers' and suppliers' systems. The program has been designed to gather information regarding the Year 2000 compliance of products and services that we require for deployment of our residential and commercial Internet services. Under the program, assessment and remediation proceeded in tandem with the intention that our critical systems are in Year 2000 compliance by June 30, 1999. We have completed our assessment and remediation phases. These activities encompassed all major categories of systems that we use, including network management, customer service and business operations. The costs incurred to date related to the program have not been material. We currently expect that the total cost of our Year 2000 readiness program will not exceed $750,000. The total cost estimate does not include potential costs related to any customer or other claims or the costs of internal software or hardware replaced in the normal course of business. The total cost estimate is based on the current assessment of our Year 2000 readiness needs and is subject to change as the program proceeds.

   As part of the normal course of our operations, we are currently in the process of transitioning to or implementing new computer software for our billing and network management systems. We are assessing and testing these systems for Year 2000 dependencies and will implement changes to such systems if necessary. The successful implementation of these systems is crucial to the efficient operation of our business. We may not be successful implementing new systems in an efficient and timely manner and the new systems may not be adequate to support our operations. Problems with installation or initial operation of the new systems could cause substantial difficulties in operations planning, business management and financial reporting, which could have a material adverse effect on our business. The cost of bringing our new systems into Year 2000 compliance, if necessary, is not expected to have a material effect on our financial condition or results of operations.

   We have also initiated formal communications with many of our significant suppliers to determine the extent to which we are vulnerable to these suppliers' failure to remedy their own Year 2000 issues. We received assurances of Year 2000 compliance from our suppliers. We are taking steps with respect to new supplier agreements to seek assurance that the suppliers' products and internal systems are Year 2000 compliant. Despite these assurances, we may still experience supplier-related Year 2000 problems.

   Although we currently expect that the Year 2000 issue will not pose significant operational problems, delays in the implementation of new information systems or a failure to fully identify all Year 2000 dependencies in our existing systems and in the systems of our suppliers could have material adverse consequences. Therefore, we developed contingency plans for continuing operations in the event these problems arise.


                                  RISK FACTORS

    An investment in our common stock involves a high degree of risk. You should consider the following risk factors and the other information in this Form 10-Q carefully. The risks described below are not the only ones we face. Additional risks that we are aware of or that we currently believe are immaterial may become important factors that affect our business. If any of the following risks or others occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

    RISKS RELATED TO OUR BUSINESS

WE HAVE INCURRED AND EXPECT TO INCUR SUBSTANTIAL LOSSES

    We were incorporated in March 1995, commenced operations in August 1995, and have incurred net losses from operations in each fiscal period since our inception. As of March 31, 1999, we had an accumulated deficit of $245.3 million. In addition, we currently intend to increase capital expenditures and operating expenses in order to expand our network and to market and provide our services to a growing number of potential subscribers. As a result, we expect to incur additional net losses before cost and amortization of distribution agreements and amortization of goodwill and other intangible assets for at least the next two quarters.

OUR BUSINESS IS UNPROVEN, AND WE MAY NOT ACHIEVE PROFITABILITY

    The profit potential of our business model is unproven. Our @Home service was available only in portions of 68 geographic markets as of March 31, 1999 and may not achieve broad consumer or commercial acceptance. Although approximately 2,200 primarily small- and medium-sized business organizations have agreed to utilize @Work services as of March 31, 1999, our @Work services may not achieve broad commercial acceptance and the current rate of deployment for @Work services may not be sustained. We have difficulty predicting whether the pricing models for our Internet services will prove to be viable, whether demand for our Internet services will materialize at the prices our cable partners charge for the @Home service or the prices we or our cable partners charge for @Work services, or whether current or future pricing levels will be sustainable. If these pricing levels are not achieved or sustained or if our services do not achieve or sustain broad market acceptance, our business, operating results and financial condition will be significantly harmed. We may never achieve favorable operating results or profitability.

GROWTH OF THE @HOME SERVICE MAY BE INHIBITED BY FACTORS BEYOND OUR CONTROL

    As of March 31, 1999, we had in excess of 460,000 cable modem subscribers, including recently acquired Internet subscribers that are being converted to the @Home service. Our ability to increase the number of subscribers to the @Home service to achieve our business plans and generate future revenues will depend on many factors which are beyond our control. For instance, some of our cable partners have not achieved the subscriber levels that we had originally anticipated. Other factors include:

    - the rate at which our current and future cable partners upgrade their cable infrastructures for two-way data services

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

    - the prices that our cable partners set for the @Home service and for its installation

    - the speed at which our cable partners can complete the installations required to initiate service for new subscribers

    - the commercial availability of self-installable, two-way modems that comply with the recently adopted interface standards known as DOCSIS, and the success of our roll-out of these products with the @Home service

    - the quality of customer and technical support provided by us and our cable partners and

    -   the quality of content on the @Home service.

WE NEED TO ADD SUBSCRIBERS AT A RAPID RATE FOR OUR BUSINESS TO SUCCEED, BUT WE MAY NOT ACHIEVE OUR SUBSCRIBER GROWTH GOALS

    Our actual revenues or the rate at which we will add new subscribers may differ from our forecasts. We may not be able to increase our subscriber base enough to meet our internal forecasts or the forecasts of industry analysts or to a level that meets the expectations of investors. The rate at which subscribers have increased in the past does not necessarily indicate the rate at which subscribers may be expected to grow in the future. In particular, while we have forecast that our number of subscribers could grow to over 1.0 million by December 31, 1999 from in excess of 460,000 subscribers at March 31, 1999, we may not achieve this level of subscriber growth.

OUR SUBSCRIBER GROWTH DEPENDS ON THE ACTIONS OF OUR CABLE PARTNERS, AND IS LIMITED BY PRICE AND INSTALLATION CONSTRAINTS

    We believe subscriber growth has been constrained, and will continue to be constrained, by the cost and time required to install the @Home service for each residential consumer. In addition, our growth has been constrained by the rate at which our cable partners have upgraded their systems, and most of our cable partners are not obligated to upgrade their cable infrastructures or market the @Home service. Moreover, the @Home service is currently priced at a premium to many other online services, and large numbers of subscribers may not be willing to pay a premium for the @Home service.

IF WE CANNOT MAINTAIN THE SCALABILITY, SPEED AND SECURITY OF OUR NETWORK, CUSTOMERS WILL NOT ACCEPT OUR SERVICES

    Due to the limited deployment of our services, the ability of our network to connect and manage a substantial number of online subscribers at high transmission speeds is unknown. Therefore, we face risks related to our network's ability to be scaled up to its expected subscriber levels while maintaining superior performance. Our network may be unable to achieve or maintain a high speed of data transmission, especially as our subscribers increase. In recent periods, the performance of our network has experienced some deterioration in some markets as a result of subscriber abuse of the @Home service. While we seek to eliminate this abuse by limiting users' upstream bandwidth, our failure to achieve or maintain high-speed data transmission would significantly reduce consumer demand for our services. In addition, while we have taken steps to prevent users from sharing files via the @Home service and to protect against bulk unsolicited e-mail, public concerns about security, privacy and reliability of the cable network, or actual problems with the security, privacy or reliability of our network, may inhibit the acceptance of our Internet services.

IF NEW TWO-WAY CABLE MODEMS ARE NOT DEPLOYED TIMELY AND SUCCESSFULLY, WE MAY NOT BE ABLE TO GROW OUR SUBSCRIBER BASE AS QUICKLY

    Each of our subscribers currently must obtain a cable modem from a cable partner to access the @Home service. The North American cable industry has recently adopted interface standards known as DOCSIS for hardware and software to support the delivery of data services over the cable infrastructure utilizing compatible cable modems. Some of our cable partners have chosen to delay some deployments of the @Home service until the widespread commercial availability of DOCSIS-compliant cable modems. Our subscriber growth could be constrained and our business could be significantly harmed if our cable partners choose to slow the deployment of the @Home service further. Cable modems that are DOCSIS-compliant are not expected to be available in significant quantities until at least the second quarter of 1999. If our cable partners are not able to obtain a sufficient quantity of DOCSIS-compliant modems, our growth will be limited.

WE COULD LOSE SUBSCRIBERS, DISTRIBUTION RELATIONSHIPS AND REVENUES TO OUR COMPETITORS

     The markets for consumer and business Internet services and online content are extremely competitive, and we expect that competition will intensify in the future. Our most direct competitors in these markets include the following:

     - Providers of cable-based Internet services. For example, Time Warner Inc. and Media One Group have deployed high-speed Internet access services over their local cable networks through their own cable-based Internet service, Road Runner. We currently compete with Road Runner to establish distribution arrangements with cable system operators, but we may compete for subscribers in the future if and when our cable partners cease to be subject to their exclusivity obligations.

     - Telecommunications providers. We compete with national long-distance and local exchange carriers that offer high-speed, Internet access services such as integrated services digital network and asymmetric digital subscriber line. If the advanced services offered by these companies are deregulated, this would further enhance the ability of these companies to compete against our services.

     - Internet and online service providers. We compete with Internet service providers that provide basic Internet access services and with online service providers such as America Online.

     - Internet content aggregators. We compete with content aggregators and Internet portals that seek to capture audience flow by providing ease-of-use and offering content that appeals to a broad audience, including America Online, Yahoo! Inc. and Lycos, Inc.

     Many of our competitors and potential competitors have substantially greater financial, technical and marketing resources, larger subscriber bases, longer operating histories, greater name recognition and more established relationships with advertisers and content and application providers than we do. These competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and devote more resources to developing Internet services or online content than we could. We may not be able to compete successfully against current or future competitors, and competitive pressures could significantly harm our subscriber base, our ability to renew and enter into new distribution agreements and our revenues.

OUR DEPENDENCE ON OUR NETWORK EXPOSES US TO A SIGNIFICANT RISK OF SYSTEM FAILURE

    Our operations are dependent upon our ability to support our highly complex network infrastructure and avoid damage from fires, earthquakes, floods, power losses, telecommunications failures and similar events. The occurrence of a natural disaster or other unanticipated problem at our network operations center or at a number of our regional data centers could cause interruptions in our services. Additionally, failure of our cable partners or companies from which we obtain data transport services to provide the data communications capacity that we require, for example as a result of natural disaster, or operational disruption, could cause interruptions in the services we provide. Any damage or failure that causes interruptions in our operations could harm our business.

OUR LIMITED EXPERIENCE WITH INTERNATIONAL EXPANSION MAY PREVENT US FROM GROWING OUR BUSINESS OUTSIDE THE UNITED STATES

A key component of our strategy is expansion into international markets. To date, we have developed distribution relationships only with United States, Canadian and Dutch cable system operators. We have extremely limited experience in developing localized versions of our products and services and in developing relationships with international cable system operators. We may not be successful in expanding our product and service offerings into foreign markets. In addition to the uncertainty regarding our ability to generate revenues from foreign operations and expand our international presence, we face specific risks related to providing Internet services in foreign jurisdictions, including:

    -   regulatory requirements, including the regulation of Internet access

    - legal uncertainty regarding liability for information retrieved and replicated in foreign jurisdictions and

    - potential inability to use European customer information due to new European governmental regulations.

OUR BUSINESS MAY BE IMPACTED BY CABLE UNBUNDLING PROPOSALS AND OTHER GOVERNMENT REGULATION

     Currently, our services are not directly subject to regulations of the Federal Communication Commission or any other federal, state or local communications regulatory agency. However, changes could develop in the regulatory environment relating to the Internet, cable or telecommunications markets which could require regulatory compliance by us or which could impact our exclusivity arrangements, subscribers and revenues, including:

     - Federal regulation. Regulatory changes that affect telecommunications costs, limit usage of subscriber-related information or increase competition from telecommunications companies could affect our pricing or ability to market our services successfully. For example, regulation of cable television rates may affect the speed at which our cable partners upgrade their cable systems to carry our services.

     - Regulation by local franchise authorities. Many of our United States cable partners' local cable affiliates have elected to classify the provision of the @Home service as additional cable services under their local franchise agreements, and to pay franchise fees under those agreements. Local franchise authorities may attempt to subject cable systems to higher or different franchise fees, taxes or requirements in connection with their distribution of the @Home service. There are thousands of franchise authorities, and it would be difficult or impossible for us or our cable partners to operate under a unified set of franchise requirements.

     - The FCC or local agencies could require our cable partners to grant our competitors access to their cable systems. America Online, MindSpring Enterprises, Inc., Consumers Union and other parties have requested the FCC to require cable operators to provide Internet and online service providers with unbundled access to their cable systems. If we or our cable partners are classified as common carriers of Internet services, or if the FCC otherwise requires third-party access to their cable infrastructures, Internet and online service providers could provide services over our cable partners' systems that compete with our services. Our cable partners could also be subject to tariffs for the amounts they could charge for our services. Also, in local government proceedings, Portland and Multnomah County, Oregon have imposed third-party access requirements on TCI as a condition of its merger with AT&T, and other municipalities such as Los Angeles are considering imposing similar requirements.

WE COULD FACE LIABILITY FOR DEFAMATORY OR INDECENT CONTENT

    Claims could be made against Internet and online service providers under both United States and foreign law for defamation, negligence, copyright or trademark infringement, or other theories based on the nature and content of the materials disseminated through their networks. Several private lawsuits seeking to impose this liability are currently pending. In addition, legislation has been proposed that imposes liability for or prohibits the transmission over the Internet of indecent content. The imposition upon Internet and online service providers of potential liability for information carried on or disseminated through their systems could require us to implement measures to reduce our exposure to this liability. This may require that we expend substantial resources or discontinue service or product offerings. The increased attention focused upon liability issues as a result of these lawsuits and legislative proposals could impact the growth of Internet use. Furthermore, some foreign governments, such as Germany, have enacted laws and regulations governing content distributed over the Internet that are more strict than those currently in place in the United States. One or more of these factors could significantly harm our business.

    RISKS RELATED TO OUR RELATIONSHIPS WITH OUR CABLE PARTNERS

WE DEPEND ON OUR CABLE PARTNERS TO UPGRADE TO THE TWO-WAY CABLE INFRASTRUCTURE NECESSARY TO SUPPORT THE @HOME SERVICE; THE AVAILABILITY AND TIMING OF THESE UPGRADES ARE UNCERTAIN

    Transmission of the @Home service and cable-based @Work services depends on the availability of high-speed two-way hybrid fiber coaxial cable infrastructure. However, only a portion of existing cable plant in the United States and in some international markets has been upgraded to two-way hybrid fiber coaxial cable, and even less is capable of high-speed two-way transmission. As of March 31, 1999, approximately 25% of our North American cable partners' cable infrastructure is capable of delivering the @Home service. Our cable partners have announced and begun to implement major infrastructure investments in order to deploy two-way hybrid fiber coaxial cable. However, these investments have placed a significant strain on the financial, managerial, operating and other resources of our cable partners, most of which are already highly leveraged. Therefore, these infrastructure investments have been, and we expect will continue to be, subject to change, delay or cancellation. Although our commercial success depends on the successful and timely completion of these infrastructure upgrades, most of our cable partners are under no obligation to upgrade systems or to introduce, market or promote our services. The failure of our cable partners to complete these upgrades in a timely and satisfactory manner, or at all, would prevent us from delivering high-performance Internet services and would significantly harm our business.

OUR CABLE PARTNERS ARE NOT GENERALLY OBLIGATED TO CARRY OUR SERVICES, AND THE EXCLUSIVITY OBLIGATIONS THAT PREVENT THEM FROM CARRYING COMPETING SERVICES MAY BE TERMINATED

     Our cable partners are subject to exclusivity obligations that prohibit them from obtaining high-speed, greater than 128 kilobits per second, residential consumer Internet services from any source other than us. However, most of our cable partners are under no affirmative obligation to carry any of our services. Also, the exclusivity obligations of our principal cable partners, TCI, Comcast, Cox and Cablevision, expire on June 4, 2002, and may be terminated sooner under some circumstances, including:

     - Our principal cable partners may terminate all their exclusivity obligations upon a change in law that materially impairs some of their rights.

     - Comcast or Cox may terminate all exclusivity obligations of our principal cable partners at any time if there is a change of control of TCI that results within 12 months in the incumbent TCI directors no longer constituting a majority of TCI's board. AT&T, TCI, Comcast and Cox have agreed, however, that AT&T's acquisition of TCI did not constitute a change of control under the terms of the original agreement.

     - Cox or Comcast may terminate the exclusivity provisions of our principal cable partners if AT&T and its affiliates do not meet @Home subscriber penetration levels. On June 4, 1999, we expect that Cox will have this right, but Cox has agreed to waive this right for 1999 so long as our stockholders approve proposed governance changes prior to July 22, 1999.

     - Comcast may terminate its own exclusivity obligations after June 4, 1999 if it allows us to repurchase a portion of Comcast's equity interest in us. Comcast has informed us that it has entered into an agreement with Microsoft Corporation under which Microsoft can require Comcast to terminate its exclusivity obligations after June 4, 1999.

     Our board approved the proposed governance changes on April 16, 1999. We are submitting the proposed changes to a vote by our stockholders at our 1999 annual stockholders meeting on May 28, 1999. Our stockholders agreement requires AT&T, Comcast and Cox to vote their shares in favor of the changes. These governance changes will generally require board action to be approved by a majority of our board, including the board representatives of AT&T and either Cox or Comcast. In addition, as further consideration for Cox's waiver of its right to terminate exclusivity as of June 4, 1999, AT&T has agreed to increase its subscriber acquisition goal for the next twelve months above its current goal for that period.

     If the exclusivity obligations of our cable partners are terminated, this could significantly harm our business and cause an immediate drop in our stock price.

WE ARE CONTROLLED BY TCI AND AT&T

    TCI, which recently merged with AT&T, controls approximately 71% of our voting power and currently has the power to elect a majority of our board members and to control all matters requiring the approval of our stockholders. TCI's Series B common stock carries ten votes per share and gives TCI the right to elect five Series B directors, one of which is designated by Comcast and one of which is designated by Cox. Currently, four of our ten directors are directors, officers or employees of TCI or its affiliates, including AT&T. Under our current corporate governance structure, as long as TCI owns at least 7,700,000 shares of our Series B common stock and holds a majority of our voting power, our board may take action only if approved by the board and by a majority of the Series B directors, three of the five of which are designees of TCI. This allows TCI to block actions of our board, even through the TCI directors may not then constitute a majority of the board. In addition, TCI can expand the board at any time and fill the vacancies with TCI designees to control a majority of the board. After our 1999 annual stockholders meeting on May 28, 1999, if the proposed governance changes are adopted, TCI will no longer have the ability to expand the board and fill vacancies, and approval of at least 75%, or four of the five, of our Series B directors will be required for most board actions. As a result of the proposed governing changes we will not be able to take any corporate actions without the approval of TCI's Series B directors and one, or in some cases both, of the directors designated by Comcast and Cox. Notwithstanding these provisions, all of our directors owe fiduciary duties to our stockholders. AT&T now owns TCI and therefore controls us. Even if and when we complete the Excite merger, TCI or AT&T will continue to own more than 50% of our voting power.

WE DEPEND ON TCG FOR LOCAL TELECOMMUNICATIONS SERVICES FOR OUR @WORK SERVICES

    We depend on TCG, which is owned by AT&T, to provide local telecommunications services and co-location within TCG's facilities on favorable economic terms. This relationship enables us to provide @Work services to an entire metropolitan area in which TCG has facilities. If we were required to obtain comparable telecommunications services from local exchange carriers, we would effectively be limited to providing @Work services to commercial customers within a ten-mile radius of one of our points of presence. As a result, we would be required to build multiple points of presence to service an entire metropolitan area, which would substantially increase our capital costs to enter new markets and which could make market entry uneconomical. If we were required to pay standard local exchange carrier rates, the ongoing operating costs for our @Work services would be substantially higher. The loss of our strategic relationship with TCG would significantly harm our ability to deploy our @Work services. In addition, TCG has acquired a provider of Internet-related services to businesses and corporate customers and will compete directly with the @Work Internet service. To the extent TCG acquires or enters into strategic relationships with other Internet service providers, TCG may reduce its support of the @Work services. Although there are alternative suppliers for TCG's services, it could take a significant period of time for us to establish similar relationships, and equivalent terms might not be available.

WE MAY FACE ADDITIONAL COMPETITION FROM AT&T

     AT&T operates businesses that could compete with our services, notwithstanding any exclusivity obligations that may apply to it due to its ownership of TCI. First, AT&T operates a consumer Internet service known as AT&T WorldNet. Although AT&T WorldNet is currently a telephone dial-up service that does not utilize broadband technologies, AT&T may be able to use non-cable-based data transport mechanisms to offer high-speed residential Internet services that compete with our @Home service. Second, AT&T owns TCG, which operates an Internet service for business customers that competes with our @Work service. Our @Work business depends to a significant extent on our agreement with TCG for local access telecommunications services. If TCG ceases to cooperate with us, our @Work business would be harmed. Because our @Work business is not subject to the cable partners' exclusivity obligations, AT&T or TCG are not limited in their ability to compete with our @Work business. In addition, AT&T and Time Warner recently announced the formation of a significant strategic relationship that will include a joint venture to offer AT&T-branded cable telephony service to residential and small business customers over Time Warner's existing cable television systems in 33 states. The relationship between AT&T and Time Warner could ultimately extend to other broadband services, including cable Internet services, that compete with our @Home service. AT&T may take actions that benefit TCG, WorldNet or other services of AT&T or other parties to our detriment.

OUR DEPENDENCE ON OUR CABLE PARTNERS FOR DISTRIBUTION CREATES CONFLICTS OF INTEREST

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

    Because TCI, Cablevision, Comcast and Cox all operate cable systems that are the primary distributors of the @Home service, situations may arise where their interests may diverge or appear to diverge from the interests of our other stockholders. TCI and the other principal cable partners, acting through their board designees, have the ability to cause us to take some actions or prohibit us from taking some actions that may be favored by other stockholders or by the other directors who are not affiliated with our principal cable partners. Our board, which is controlled by TCI, has the power, subject to directors' fiduciary duties, to approve transactions in which our principal cable partners have an interest, including amending or terminating their distribution agreement with us or changing the revenue splits in their favor.

    Under the agreements under which our U.S. cable partners distribute our services, we receive 35% of monthly fees and fees for premium services. However, most of these agreements, including the agreement with our principal cable partners, contain contractual most favored nation provisions, which provide that our principal cable partners are entitled to distribution arrangements and related services on terms at least as favorable as those obtained by any other cable system operator. Therefore, our principal cable partners have the power, subject to their fiduciary duties, to cause us to approve more favorable distribution arrangements, including more favorable revenue splits, for one or more unaffiliated cable operators in order to receive more favorable distribution arrangements themselves and reduce our share of subscriber fees.

WE DEPEND ON OUR CABLE PARTNERS TO MARKET, DELIVER AND SUPPORT THE @HOME SERVICE

    Because subscribers to the @Home service will subscribe through a cable partner, the cable partner will substantially control the customer relationship with the subscriber. Each cable partner has complete discretion regarding the pricing of the @Home service to subscribers in its territories, except for some premium services for which we may contract directly with the subscriber, and a cable partner could use the @Home service as a loss leader in order to increase demand for other products or services with more attractive terms.

    The cable partners do not have any affirmative obligations, other than the payment of revenue splits to us, with respect to marketing, installing and maintaining infrastructure for, providing customer service for and billing for the @Home service. In limited circumstances, such as a cable partner's failure to upgrade a cable system or roll out the @Home service after it has committed to do so, we may be entitled to cost reimbursements and to be released from some of our exclusivity obligations, neither of which may be an effective remedy for the failure. Our business requires a substantial rollout of the @Home service, and if a widespread rollout does not occur, our business will not be viable. Moreover, our cable partners have in the past experienced, and may in the future experience, delays in installing the @Home service in areas in which it has been introduced.

    Our cable partners are expected to provide general customer service to our subscribers and, under their distribution agreements, have the option to provide technical support, rather than utilizing our service and support capabilities. If a cable partner elects to provide technical support, we must reimburse it for our avoided costs, and we would have little or no control over the quality of customer service actually provided to subscribers of the @Home service. If the customer service and support provided by our cable partners are unsatisfactory to subscribers, consumer demand for the @Home service will likely diminish.

OUR CABLE PARTNERS CONTROL THE TERMS OF DISTRIBUTION OF THE @HOME SERVICE

    We and our cable partners have entered into agreements providing for the distribution of the @Home service by our cable partners and their affiliates. The economic and other terms of these agreements may be less favorable to us than those that could have been negotiated had we been independent of our principal cable partners. In addition, the agreements with our principal cable partners contain provisions that permit a cable partner to change aspects of the distribution of the @Home service without our approval. For example, a principal cable partner has the option to provide customer service functions that we currently provide and upon which our 35% revenue split was based. If a principal cable partner elects to provide these services, it is also entitled to reimbursement of costs.

    Similarly, the principal cable partners have rights to remove cable systems from the approved rollout schedule or to substitute cable systems in place of removed systems. These rights are contractual in nature and may be exercised by the principal cable partners in their sole discretion. The exercise by the principal cable partners of these contractual rights may significantly harm our business. Our cable partners also control the rollout schedule of the @Home service, and our principal cable partners hold priority rights with respect to this rollout schedule. This priority could harm us because we may be required to roll out our services to our principal cable partners before rolling out the services to other cable system operators, even though the other cable system operators may be ready to roll out the @Home service sooner or on terms more favorable for us.

OUR CABLE PARTNERS MAY COMPETE WITH US FOR ADVERTISING AND PROGRAMMING REVENUE

    While we retain 100% of the revenue from our programming of the designated national area of the @Home service, our principal U.S. cable partners retain 100% of revenue generated from their programming of a designated local area of the start page of the @Home service. These revenues could include advertising fees, service fees, content provider charges, transaction fees and promotional revenue. Accordingly, in exercising their right to program the local area, our cable partners could place a significant amount of advertising or program content on the @Home service for which we receive no revenues. For example, given the national or regional coverage of their operations, any of our principal cable partners and their affiliates could strike agreements with advertisers that could effectively result in broad-based advertising campaigns reaching significant regions of the United States in competition with our advertising campaigns, generating revenue only for the cable partner and its affiliates and not for us. In Canada, we share national advertising revenue with our Canadian cable partners.

OUR PRINCIPAL CABLE PARTNERS MAY DISPOSE OF THEIR CABLE SYSTEMS, WHICH WOULD REDUCE OUR POTENTIAL SUBSCRIBER BASE

    Our agreements with our principal cable partners do not require that they maintain a specified number of cable systems, subscribers or homes passed in order to maintain their control over equity ownership of us. These principal cable partners may dispose of a significant amount of their cable systems without requiring that these cable systems remain subject to any exclusivity provisions. However, to the extent that any of our principal cable partners dispose of systems accounting for more than 20% of the number of homes passed in its service areas as of June 4, 1996, subject to exceptions, without causing transferred homes to remain exclusive to us, then that principal cable partner may be required to sell a proportionate amount of its equity interest in us to our other principal cable partners at fair market value. For example, TCI has completed the transfer or sale of some cable systems and has announced the proposed sale or transfer of additional cable systems and is considering various plans and proposals that may result in the disposition of other of its cable systems. Although TCI has informed us that it is attempting to cause some of these transferred systems to remain subject to TCI's exclusivity obligations, these efforts may not be successful. These dispositions could significantly harm us if the transferred homes do not remain exclusive.

WARRANTS ISSUED TO OUR CABLE PARTNERS MAY RESULT IN ADDITIONAL DILUTION TO OUR STOCKHOLDERS

    We have entered into agreements with Cablevision Systems Corporation, Rogers, Shaw and other cable partners under which warrants to purchase 23,106,722 shares of our Series A common stock were outstanding as of March 31, 1999. Under these agreements, warrants to purchase 10,431,590 shares of our Series A common stock at an average exercise price of $0.76 per share were exercisable as of March 31, 1999. To the extent that these cable partners become eligible to and choose to exercise their warrants, our stockholders would experience substantial dilution. We also may issue additional stock, or warrants to purchase stock, at prices less than fair market value in connection with efforts to expand distribution of the @Home service.

    RISKS RELATING TO THE PROPOSED MERGER WITH EXCITE, INC.

OUR PRO FORMA ACCOUNTING FOR THE EXCITE MERGER MAY CHANGE

    We have allocated the total estimated purchase price for the Excite merger on a preliminary basis to assets and liabilities based on our best estimates of the fair values of these assets and liabilities, with the excess costs over the net assets acquired allocated to goodwill and other intangible assets. This allocation is subject to change pending a final analysis of the fair values of the assets acquired and liabilities assumed. The impact of these changes could be material to our future results of operations.

WE WILL FACE TECHNICAL, OPERATIONAL AND STRATEGIC CHALLENGES THAT MAY PREVENT US FROM SUCCESSFULLY INTEGRATING EXCITE WITH US

    The merger involves risks related to the integration and management of acquired technology, operations and personnel. Our integration of Excite will be a complex, time consuming and expensive process and may disrupt our business if not completed in a timely and efficient manner. Following the merger, we must operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices. We and Excite may encounter substantial difficulties, costs and delays involved in integrating the operations of our companies, including:

    -   potential incompatibility of business cultures

    -   perceived adverse changes in business focus

    -   potential conflicts in sponsor, advertising or content relationships and

    - the loss of key employees and diversion of the attention of management from other ongoing business concerns.

THE MERGER COULD HARM KEY THIRD PARTY RELATIONSHIPS

    The present and potential relationships of us and Excite with sponsors, content providers, advertisers, users and subscribers may be harmed by the proposed merger. Uncertainties regarding sponsorship, joint venture overlap and new service development following the merger may cause these parties to delay decisions regarding these relationships. Any changes in these relationships could harm our business.

WE AND EXCITE MAY LOSE CONTRACTUAL RIGHTS DUE TO THE MERGER

    We and Excite have contracts with many suppliers, customers and other business partners. Some of these contracts require us and Excite to obtain the consent, waiver or approval of these other parties in connection with the proposed merger. If consent, waiver or approval cannot be obtained, we or Excite may lose the right to use intellectual property or other rights that are necessary for smooth operation of the @Home or Excite services. We and Excite have agreed to seek to secure the necessary consents, waivers and approvals. However, we and Excite may not be able to obtain all of the necessary consents, waivers and approvals. Failure to do so could harm our business. In addition, both we and Excite have granted exclusive rights to third parties with regard to content, sponsorship or other strategic relationships. Some of these rights conflict with rights granted by the other party. We may not successfully resolve these conflicts and failure to do so could harm our business.


    ADDITIONAL RISKS RELATING TO EXCITE'S BUSINESS

EXCITE HAS NOT BEEN AND MAY NEVER BE PROFITABLE

    Excite has incurred significant operating expenses since it was formed. As of December 31, 1998, Excite had an accumulated deficit of $135.6 million. Although Excite has had significant revenue growth in recent periods, it may not be able to sustain this growth in future periods. Excite may never achieve profitability.

EXCITE MAY NO LONGER RECEIVE REVENUES AND USERS FROM NETCENTER

    In April 1998, Excite entered into a two-year agreement with Netscape to provide, host and sell advertising for co-branded content channels, a co-branded Web search service and a co-branded Web directory service to be offered on Netscape's Netcenter online service. In April 1999, Excite announced that it had notified Netscape that it intends to terminate the agreement due to the acquisition of Netscape by American Online, a competitor of Excite. As a result, unless the parties renegotiate this agreement or enter into a new agreement, this agreement will terminate during the second quarter of 1999. If this agreement is terminated, Excite's revenues could be harmed if it does not successfully generate new revenues to replace the revenues it was receiving under this agreement.

EXCITE COULD LOSE USERS, ADVERTISERS AND REVENUES TO ITS COMPETITORS

     Excite competes with a number of companies both for users and advertisers, and therefore for revenues. Excite expects this competition will intensify, particularly because there are few barriers to entry in Excite's market. Excite's competitors include:

     - Web portal companies such as Infoseek's Go Network, Lycos, Netscape's Netcenter and Yahoo!

     - online service providers such as America Online and Microsoft's MSN service

     - large media companies such as CBS, NBC, Time-Warner and USA Networks, Inc., who have announced initiatives to develop Web services or partner with Web companies and

     - providers of Web-based advertising solutions, including AdForce, advertising management software, including NetGravity, Inc., advertising supported content and traditional advertising media.

EXCITE DEPENDS ON SPONSORSHIP AGREEMENTS FOR REVENUES

    Excite derived approximately 25% of its 1998 advertising revenues from third parties to provide sponsored services and placements on Excite's Web sites. These sponsorships typically last for a longer period of time than traditional banner advertisement purchases. If these sponsorship arrangements do not meet the advertisers' expectations as to new customers or increased sales or brand awareness, the sponsors may not renew their arrangements with Excite. It may also be difficult for Excite to obtain additional sponsors if potential new sponsors compete with existing sponsors. If Excite does not renew its existing sponsorships or obtain new sponsors, its business would be harmed.

EXCITE DEPENDS ON SEVERAL THIRD PARTY RELATIONSHIPS FOR USERS, ADVERTISERS AND REVENUES

     Excite depends on a number of third party relationships to provide users and content for its services, including agreements for links to Excite's services to be placed on high-traffic Web sites and agreements for third parties to provide content, games and e-mail for Excite's Web sites. If these relationships terminate and Excite is not able to replace them, it could lose users or advertisers, and this could harm Excite's revenues.

PRIVACY CONCERNS REGARDING THE USAGE OF DEMOGRAPHIC INFORMATION COULD PREVENT US AND EXCITE FROM BENEFITING FROM SELLING TARGETED ADVERTISING

    Excite's and some of our services, as well as those of Excite's subsidiary MatchLogic, use cookies to help deliver targeted advertising and help compile demographic information about users. Cookies are bits of information on a user's drive and are passed between a Web server and the user's Web browser. These cookies can be placed on a user's hard drive without the user's consent or knowledge. Due to privacy concerns, some commentators and governmental bodies have suggested that the use of cookies be limited. In addition, many versions of Web browsers permit users to block or delete cookies. Any reduction or limitation in the use of cookies could prevent Excite or MatchLogic from utilizing their ad targeting capabilities, which could result in lower advertising rates.

POTENTIAL LITIGATION WITH RESPECT TO INTELLECTUAL PROPERTY RIGHTS COULD HARM EXCITE'S BUSINESS

    Many parties, including competitors of Excite, are actively developing search, indexing and related Internet technologies. Some of these parties have taken steps to protect these technologies, and Excite believes that others will follow. Therefore, Excite believes that disputes regarding the ownership of these technologies are likely to arise in the future. Excite may not be able to defend any litigation successfully. Even if successful, defending litigation can be costly and divert management resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The following discusses our exposure to market risk related to changes in interest rates and equity prices.

Interest rate sensitivity

   Short-term investments. We had short-term investments of $242.1 million at March 31, 1999. These short-term investments consist of highly liquid investments with original maturities at the date of purchase of between three and twelve months. These investments are subject to interest rate risk and will fall in value if market interest rates increase. A hypothetical increase in market interest rates by 10 percent from levels at March 31, 1999 would cause the fair value of these short-term investments to decline by an immaterial amount. Because we are not required to sell these investments before maturity, we have the ability to avoid realizing losses on these investments due to a sudden change in market interest rates. However, we could choose to sell these investments before maturity at a loss. Declines in interest rates over time will, however, reduce our interest income.

Equity price risk

   As of March 31, 1999, we owned 77,500 shares of common stock of Exodus Communications. We purchased these shares at the time of Exodus' initial public offering in March 1998 at a price of $15.00 per share. At March 31, 1999, the closing price of Exodus' common stock was $134.50 per share. We value this investment using the closing fair market value stated in the Wall Street Journal for the last day of each month. As a result, we reflect this investment in our balance sheet at March 31, 1999 at its market value of $10.4 million, with the unrealized gains and losses excluded from earnings and reported in the "Accumulated Other Comprehensive Income" component of stockholders' equity. The above information does not reflect a two-for-one split of Exodus common stock on April 12, 1999. We do not hedge against equity price changes.

   We also own 746,654 shares of common stock of Beyond.com Corporation. We purchased these shares in a private placement through BuyDirect.com Corporation in February, 1999. BuyDirect.com Corporation was acquired by Beyond.com Corporation on March 29, 1999 in a stock-for-stock transaction. Our post acquisition basis in each share of Beyond.com is $5.36. At March 31, 1999, the closing price of Beyond.com's common stock was $26.19 per share. We value this investment using the closing fair market value stated in the Wall Street Journal for the last day of each month. As a result, we reflect this investment in our balance sheet at March 31, 1999 at its market value of $19.6 million, with the unrealized gains and losses excluded from earnings and reported in the "Accumulated Other Comprehensive Income" component of stockholders' equity. We do not hedge against equity price changes.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

        Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    Recent sales of unregistered securities. In January and March 1999, we issued performance based warrants to some of our cable partners to purchase up to an aggregate of 3,030,000 shares of our Series A common stock at an exercise price of $10.50 per share in connection with new distribution agreements entered into in January and March 1999. These warrants were exercisable as to 439,215 as of March 31, 1999 and will continue to vest and become exercisable based generally on: (1) the number of eligible homes that a cable partner upgrades to two-way HFC cable and that are capable of accessing the @Home service; and (2) the number of @Home subscribers residing in any commercially deployed homes of that cable partner. These warrants were issued in private transactions that were exempt from registration under the Securities Act by virtue of Section 4(2) of the Securities Act.

    Use of proceeds from sales of registered securities. We commenced our initial public offering on July 11, 1997 pursuant to a Registration Statement on Form S-1 (File No. 333-27323). In the offering, we sold an aggregate of 10,350,000 shares of our Series A common stock (including 1,350,000 shares sold pursuant to the exercise of the underwriters' over-allotment option) at an initial price of $10.50 per share. The offering was closed on July 16, 1997.

    Aggregate proceeds from the offering were $108,675,000, which included $14,175,000 in aggregate proceeds due to the exercise of the underwriters' option to purchase shares to cover over-allotments. We paid underwriters' discounts and commissions of $7,607,250 and other expenses of approximately $1,300,000 in connection with the offering. Our total expenses in the offering were $8,907,250, and our net proceeds were $99,767,750. Of the net proceeds, $19,941,000 has been used for purchases of property, equipment and improvements, $12,668,000 has been used for payments on capital lease obligations, $37,752,000 has been used to fund operating losses and the remainder has been allocated to general working capital requirements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 5. OTHER INFORMATION

        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits. The exhibits listed in the accompanying exhibit index are filed as part of this report.

        (b) Reports on Form 8-K.

            On January 14, 1999, we filed a current report on Form 8-K under
            Item 2 announcing that we had acquired Narrative Communications Corp., a provider of rich media advertising and direct marketing solutions for the World Wide Web.

            On January 21, 1999, we filed a current report on Form 8-K under
            Item 5 announcing that we had raised approximately $222.0 million through a private offering of $437,000,000 principal amount at maturity of convertible subordinated debentures to qualified institutional buyers.

            On January 21, 1999, we filed a current report on Form 8-K under
            Item 5 announcing that, following discussions with the staff of the Securities and Exchange Commission, we determined to record as intangible assets and amortize ratably over their remaining lives amounts which were previously expensed in connection with our issuance of warrants to Cablevision under our Cablevision distribution agreement.

            On February 19, 1999, we filed a current report on Form 8-K under
            Item 5 announcing that we had signed a definitive agreement to acquire Excite, Inc., a global Internet media company. This report also included Excite financial statements and pro forma combined financial statements.

            On February 19, 1999, we amended our current report on Form 8-K filed on January 14, 1999 to include Narrative financial statements and pro forma combined financial statements.

            On April 8, 1999, we filed a current report on Form 8-K under Item 5 announcing that Cox Communications had waived its right to terminate its exclusivity obligations if governance changes that generally require board actions to be approved by a majority of our board of directors, including either Cox or Comcast, were approved by our stockholders and in exchange for AT&T agreeing to increase its subscriber penetration goal for the next twelve months.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               AT HOME CORPORATION
                                  (Registrant)

                             /s/ KENNETH A. GOLDMAN
                       ---------------------------------
                            Senior Vice President and
                             Chief Financial Officer
                          (Principal Financial Officer)
                            (Duly Authorized Officer)


                              /s/ ROBERT A. LERNER
                       ---------------------------------
                       Corporate Controller and Treasurer
                         (Principal Accounting Officer)
                            (Duly Authorized Officer)


                                  MAY 14, 1999

                                  EXHIBIT INDEX



   EXHIBIT
   NUMBER        EXHIBIT TITLE
   ------        -------------
    27.1         Financial Data Schedule