Form 10-Q
period 1999-06-30
AT HOME CORP
filed 1999-08-16
CIK 1020620

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999.

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

                               450 BROADWAY STREET
                             REDWOOD CITY, CA 94063
          (Address of principal executive offices, including zip code)

                                 (650) 569-5000
              (Registrant's telephone number, including area code)

   FORMER NAME, FORMER ADDRESS, AND FORMER YEAR, IF CHANGED SINCE LAST REPORT:

                               425 BROADWAY STREET
                             REDWOOD CITY, CA 94063

                                ----------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]


                                                               AS OF
                                                            JULY 31, 1999
Number of shares of Series A Common Stock outstanding:       333,494,328
Number of shares of Series B Common Stock outstanding:        30,800,000
Number of shares of Series K Common Stock outstanding:         3,609,707


================================================================================

                                                                            Page
                                                                            ----
PART I     FINANCIAL INFORMATION

ITEM 1.    Condensed Consolidated Financial Statements - Unaudited

           Condensed Consolidated Balance Sheets - June 30, 1999 and
              December 31, 1998                                               3

           Condensed Consolidated Statements of Operations - Three and
              Six Months Ended June 30, 1999 and 1998                         4

           Condensed Consolidated Statements of Cash Flows -
              Six Months Ended June 30, 1999 and 1998                         5

           Notes to Condensed Consolidated Financial Statements               6

ITEM 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      12

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk        31

PART II    OTHER INFORMATION

ITEM 1.    Legal Proceedings                                                 32

ITEM 2.    Changes in Securities and Use of Proceeds                         32

ITEM 3.    Defaults Upon Senior Securities                                   32

ITEM 4.    Submission of Matters to a Vote of Security Holders               32

ITEM 5.    Other Information                                                 33

ITEM 6.    Exhibits and Reports on Form 8-K                                  33

           Signatures                                                        34

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                               AT HOME CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (in thousands, expect share and per share data)



                                                                            JUNE 30,         DECEMBER 31,
                                                                             1999               1998
                                                                          -----------        ------------
                                                                          (unaudited)
                                     ASSETS
Current assets:
     Cash and cash equivalents                                            $   117,247        $   300,702
     Short-term investments                                                   316,586            118,587
           Total cash, cash equivalents and short-term investments            433,833            419,289
     Accounts receivable, net                                                  39,389              6,358
     Related party receivables                                                 12,735              4,300
     Other receivable                                                          32,929                 --
     Other prepaid and current assets                                          19,965              3,381
                                                                          -----------        -----------
        Total current assets                                                  538,851            433,328
Property and equipment, net                                                   124,317             49,240
Investments in affiliated companies                                            20,042                 --
Other investments                                                             177,602              8,527
Distribution agreements, net                                                  235,803            186,247
Goodwill and other intangibles assets, net                                  6,920,249             93,989
Other assets                                                                   38,683              9,300
                                                                          -----------        -----------
        Total assets                                                      $ 8,055,547        $   780,631
                                                                          ===========        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                     $    29,320        $     7,100
     Related party liabilities                                                 13,182              3,684
     Accrued compensation and related expenses                                 14,625              2,505
     Customer deposits                                                         21,743              5,164
     Accrued merger costs                                                      26,797                 --
     Other accrued liabilities                                                 23,697             12,506
     Capital lease and other financing obligations, current portion            29,459             12,045
                                                                          -----------        -----------
        Total current liabilities                                             158,823             43,004

Convertible debentures                                                        232,765            229,344
Capital lease and other financing obligations, less current portion            47,827             14,356
Other liabilities                                                               6,080                 61

Commitments and contingencies

Stockholders' equity:
     Common stock, $0.005 par value
        Authorized shares - 719,719,414
        Issued and outstanding shares - 367,538,425 in 1999
           and 246,545,734 shares in 1998                                   8,001,005            719,676
     Deferred compensation                                                     (2,343)            (2,880)
     Accumulated other comprehensive income                                    74,623              4,235
     Accumulated deficit                                                     (463,233)          (227,165)
                                                                          -----------        -----------
        Total stockholders' equity                                          7,610,052            493,866
                                                                          -----------        -----------
Total liabilities and stockholders' equity                                $ 8,055,547        $   780,631
                                                                          ===========        ===========

                             See accompanying notes.

                               AT HOME CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except per share data; unaudited)



                                                                   THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                        JUNE 30,                           JUNE 30,
                                                               --------------------------        --------------------------
                                                                 1999              1998            1999              1998
                                                               ---------        ---------        ---------        ---------
Revenues (1)                                                   $  70,542        $   9,220        $  95,640        $  14,993

Cost and expenses (2):
    Operating costs                                               29,084           10,098           47,684           18,713
    Product development and engineering                           11,281            3,891           17,748            7,464
    Sales and marketing                                           25,274            4,356           32,950            7,856
    General and administrative                                     6,423            2,925           10,526            5,799
    Costs and amortization of distribution agreements             18,703           13,628           33,723           33,162
    Amortization of goodwill and other intangible assets         153,371               --          160,104               --
    Purchased in-process research and development                 34,400               --           34,400               --
    Costs of business combination                                 11,680               --           11,680               --
                                                               ---------        ---------        ---------        ---------
       Total costs and expenses                                  290,216           34,898          348,815           72,994
                                                               ---------        ---------        ---------        ---------

Loss from operations                                            (219,674)         (25,678)        (253,175)         (58,001)
Interest and other income, net                                     2,472              906           17,849            2,013
Equity in losses of affiliated companies                            (742)              --             (742)              --
                                                               ---------        ---------        ---------        ---------

Net loss                                                       $(217,944)       $ (24,772)       $(236,068)       $ (55,988)
                                                               =========        =========        =========        =========

Basic and diluted net loss per share                           $   (0.76)       $   (0.11)       $   (0.89)       $   (0.25)
                                                               =========        =========        =========        =========

Shares used in net loss per share calculations                   287,155          225,268          264,060          224,196
                                                               =========        =========        =========        =========


(1) Revenues from related parties                              $   6,966        $   1,801        $  12,405        $   3,172
                                                               =========        =========        =========        =========

(2) Depreciation and amortization
     included in costs and expenses                            $   8,815        $   3,493        $  16,270        $   6,338
                                                               =========        =========        =========        =========

                             See accompanying notes.

                               AT HOME CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands; unaudited)



                                                                                                   SIX MONTHS ENDED
                                                                                                        JUNE 30,
                                                                                              --------------------------
                                                                                                 1999             1998
                                                                                              ---------        ---------
CASH USED IN OPERATING ACTIVITIES:
Net loss                                                                                      $(236,068)       $ (55,988)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Amortization of deferred compensation                                                          537              510
     Depreciation and amortization                                                               15,733            5,828
     Costs and amortization of distribution agreements                                           33,723           33,162
     Amortization of goodwill and other intangible assets                                       160,104               --
     Compensation expense from accelerated stock option vesting                                   7,900               --
     Accretion on discount of convertible debentures                                              3,421               --
     Recognized non-cash gain on investment                                                     (12,558)              --
     Purchased in-process research and development                                               34,400               --
     Equity in losses of affiliated companies                                                       742               --
   Changes in assets and liabilities:
       Accounts receivable                                                                      (20,387)          (3,446)
       Other assets                                                                             (27,069)          (3,058)
       Accounts payable                                                                          12,978            1,892
       Other liabilities                                                                         13,536            1,279
       Customer deposits                                                                          8,319            2,239
                                                                                              ---------        ---------
         Net cash used in operating activities                                                   (4,689)         (17,582)

CASH USED IN INVESTING ACTIVITIES:
   Purchases of investments                                                                    (298,562)         (34,720)
   Sales and maturities of investments                                                           93,248           33,440
   Purchases of property, equipment and improvements                                            (25,483)          (7,672)
   Acquisition of Excite, net of cash received                                                   34,341               --
                                                                                              ---------        ---------
         Net cash used in investing activities                                                 (196,456)          (8,952)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                                        25,918            1,412
   Payments on capital lease and other financing obligations                                     (8,228)          (5,640)
   Repayment of notes receivable from stockholders                                                   --              294
                                                                                              ---------        ---------
         Net cash provided by (used in) financing activities                                     17,690           (3,934)
                                                                                              ---------        ---------

Net decrease in cash and cash equivalents                                                      (183,455)         (30,468)
Cash and cash equivalents at beginning of period                                                300,702           44,213
                                                                                              ---------        ---------
Cash and cash equivalents at end of period                                                    $ 117,247        $  13,745
                                                                                              =========        =========

NON-CASH FINANCING ACTIVITIES:
   Issuance of common stock warrants in connection with distribution agreements               $  81,589        $  83,320
                                                                                              =========        =========
   Property and equipment acquired under capital leases and other financing obligations       $  14,701        $   6,418
                                                                                              =========        =========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
   Cash paid for interest                                                                     $   5,795        $   1,197
                                                                                              =========        =========

                             See accompanying notes.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   Summary of Significant Accounting Policies

     The Business

     At Home Corporation ("Excite@Home" or the "Company") was incorporated in the state of Delaware on March 28, 1995. The Company is a global media company based in Redwood City, California. Through the Company's Internet portal, Excite (www.excite.com), and broadband services, @Home and @Work, we offer consumers content and interactive services and we offer advertisers ad serving and targeted marketing solutions across both broadband and narrowband Internet service platforms.

     Basis of Presentation

     The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim periods presented. All significant intercompany transactions and balances have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 1999. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company's audited consolidated financial statements and notes as included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998 as filed with the Securities and Exchange Commission on April 27, 1999. Information regarding Excite, Inc., which was acquired on May 28, 1999, can be found in Excite, Inc.'s Form 10-K/A for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on April 26, 1999.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates.

     Revenue Recognition

     Monthly customer subscription revenue for the @Home and @Work services is recognized in the period in which subscription services are provided. The Company also earns revenue from cable system operators for providing certain support services, such as customer support, local area content development and pre-commercial deployment fees. Revenue from cable system operators is recognized as the services are performed. The Company has also entered into agreements with U.S. cable stockholders for the development, deployment and marketing of additional services. Revenues for these development agreements are recognized on the percentage of completion basis.

     Revenues also include on-line advertising revenues which are derived principally from short-term advertising contracts in which the Company guarantees a minimum number of impressions (a view of an advertisement by a consumer) for a fixed fee. The Company also enters into a number of longer-term advertising and e-commerce sponsorship agreements. Under these agreements, the Company earns fees for initial programming, initiation of service and for generating impressions, which in some instances are guaranteed. These revenues, as well as contract and other revenues, which include ad serving and targeting revenues, are generally recognized ratably over the term of the agreements, provided that the Company does not have any significant remaining obligations and collection of the resulting receivable is probable. To the extent that impression deliveries do not meet the guarantees, the Company defers recognition of the corresponding revenues.

     Segment Reporting

     The Company operates in two significant business segments, which are advertising and ad targeting, and subscription and other. For internal reporting purposes the Company separately reports revenues for these two segments as presented in Note 8. Costs and expenses, loss from operations and net loss and assets and liabilities are not reported by business segment.

     Stock Split

     In May 1999, the Company's stockholders approved a two for one split of the Company's common stock, which occurred on June 16, 1999 to stockholders of record on June 2, 1999. All of the common stock share and per share data have been adjusted to retroactively reflect this stock split.

     Per Share Data

     Basic and diluted net loss per share is computed using the weighted average number of common shares outstanding during the period. The Company has also excluded all convertible debt, warrants and employee stock options from the computation of diluted loss per share because all such securities are anti-dilutive for all periods presented. The following table sets forth the computation of basic and diluted loss per share:

                                                         Three Months Ended            Six Months Ended
(in thousands, except per share data)                          June 30,                     June 30,
                                                       -----------------------      -----------------------
                                                          1999         1998            1999         1998
                                                       ----------    ---------      ----------    ---------
Net loss                                               $ (217,944)   $ (24,772)     $ (236,068)   $ (55,988)
                                                       ==========    =========      ==========    =========
   Weighted average shares outstanding                    293,248      237,577         270,970      236,501
   Weighted average shares issued and outstanding
     subject to repurchase agreements                      (6,093)     (12,309)         (6,910)     (12,305)
                                                       ----------    ---------      ----------    ---------
Shares used in net loss per share calculations            287,155      225,268         264,060      224,196
                                                       ==========    =========      ==========    =========
Basic and diluted net loss per share                   $    (0.76)   $   (0.11)     $    (0.89)   $   (0.25)
                                                       ==========    =========      ==========    =========

     Reclassifications

     Certain previously reported amounts have been reclassified to conform to the current year's presentation.

2.   Business Combination - Excite, Inc.

     On May 28, 1999, the Company completed its acquisition of Excite, Inc. ("Excite") a publicly-held global Internet media company that offers consumers and advertisers comprehensive Internet navigation services with personalization capabilities and specializes in the delivery of targeted marketing solutions through its subsidiary MatchLogic, Inc. ("Matchlogic"). The acquisition was accomplished through a merger of Excite with and into a wholly-owned subsidiary of the Company. The total purchase consideration of approximately $7,231 million was based on: the fair value of the Company's Series A common stock issued; stock option, stock purchase plan and warrant obligations assumed; and merger-related costs. At the closing, the Company issued approximately 116 million shares of its Series A common stock valued at approximately $6,051 million as of the announcement date, based on an exchange ratio of 2.083804 shares of the Company's Series A common stock for each outstanding share of Excite common stock, adjusted to reflect the two for one split of the Company's common stock on June 16, 1999. The Company assumed outstanding options to purchase Excite common stock and converted these into options to acquire approximately 46 million shares of the Company's Series A common stock, valued at approximately $1,105 million, based on the same exchange ratio, subject to the terms and conditions, including exercisability and vesting schedules, of the original options. The Company also assumed outstanding warrants and debt instruments convertible into Excite common stock, valued at approximately $10 million and converted these into warrants and debt instruments that may be converted into the Company's Series A common stock according to the same exchange ratio. In addition, the Company incurred merger-related costs of approximately $65 million, which were included in the purchase consideration.

     This transaction was accounted for as a purchase. Accordingly, the total purchase consideration of $7,231 million was allocated to the estimated fair value of the assets acquired and liabilities assumed based on their estimated fair values as of the date of the acquisition. Intangibles assets are being amortized on a straight-line basis over approximately four years. Goodwill and other intangible asset amortization related to the merger of Excite that was charged to operations for the three and six months ended June 30, 1999 was approximately $147 million.

     Purchase Price Allocation

     The purchase consideration was allocated to the assets acquired and liabilities assumed based on fair values as follows (in millions):

     Cash and short-term investments                      $     57
     Accounts receivables and other current assets              90
     Other receivable                                           33
     Property and equipment                                     48
     Investment in affiliated companies                         21
     Other investments                                          60
     Other assets                                               10
     Goodwill                                                6,727
     Other intangibles assets                                  257
     Purchased in-process research and development              34
     Liabilities assumed                                      (106)
                                                          --------
             Total purchase consideration                 $  7,231
                                                          ========


     Purchased In-Process Research and Development

     Approximately $34.4 million was allocated to in-process research and development and charged to operations at the time of acquisition. The in-process research and development value was determined by identifying the research projects for which technological feasibility had not been achieved and assessing the date of completion of the research and development effort. The state of completion was determined by estimating the costs and time incurred to date relative to those costs and time to be incurred to develop the in-process technology into commercially viable products. The estimated discounted net cash flows included only net cash flows resulting from the percentage of research and development efforts complete at the end of the date of acquisition. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the in-process technology projects.

     To determine the value of purchased technology, the expected future cash flows of the existing developed technologies were discounted taking into account the characteristics and applications of the product, the size of existing markets, growth rates of existing and future markets as well as an evaluation of past and anticipated product-life cycles. In addition, other intangible assets were valued which includes agreements, trademarks, workforce and data.

     Pro Forma Results of Operations

     The following unaudited pro forma condensed financial information presents the combined results of operations of the Company and Excite, including the amortization of goodwill and other intangible assets, as if the acquisition had occurred at the beginning of each period presented.

                                                        Three Months Ended               Six Months Ended
                                                             June 30,                        June 30,
                                                     ------------------------      ----------------------------
(in thousands, except per share information)            1999          1998             1999            1998
                                                     ----------    ----------      ------------    ------------
Pro forma revenues                                   $  100,109    $   42,225      $    178,557    $     72,254
                                                     ==========    ==========      ============    ============
Pro form net loss                                    $ (542,682)   $ (527,382)     $ (1,008,596)   $ (1,006,055)
                                                     ==========    ==========      ============    ============
Pro forma basic and diluted net loss per share       $    (1.50)   $   (1.55)      $      (2.81)   $     (2.96)
                                                     ==========    =========       ============    ===========
Shares used in pro forma per share calculations         360,983       340,707           358,694         339,635
                                                     ==========    ==========      ============    ============


     The pro forma results of operations are not necessarily indicative of the results that would have occurred had the merger occurred at the beginning of each year presented, and are not intended to be indicative of future results of operations.

3.   Other receivable

     In April 1998, Excite and Netscape Communications Corporation ("Netscape") entered into a two-year agreement (the "Netcenter Agreement") with respect to Netscape's Netcenter online service, under which Excite was, among other things, to provide, host and sell advertising for certain co-branded services under Netscape's Netcenter service.

     During the second quarter of 1999, Excite terminated its agreement with respect to Netcenter as a result of the acquisition of Netscape by America Online, Inc. ("AOL"). Pursuant to the terms of the Netcenter Agreement, AOL is required to refund Excite a portion of the initial prepayment and specific costs associated with its obligations under the Netcenter Agreement. As a result, during the second quarter of 1999 the refund amount of $32.9 million was recorded as a receivable due from AOL. This amount was outstanding as of June 30, 1999.

4.   Investments in Affiliated Companies

     In May 1999, in connection with the acquisition of Excite, approximately $21 million was allocated to investments of Excite's affiliated companies based on the fair value of these investments at the date of acquisition. These investments in affiliated companies represent investments in joint ventures and privately held companies, including a joint venture with Rogers Media, Inc., a related party, which are accounted for under the equity method. The Company's equity interest in these affiliated companies ranges from 22% and 50%. The equity in losses of affiliated companies for the period ended June 30, 1999 was $742,000, which represents the Company's share of the entities' losses for June 1999.

     In June 1999, the Company and Optus Vision Pty Ltd. ("Optus") entered into a joint venture agreement to form At Home Network Australia Pty Ltd. ("At Home Australia"). At Home Australia, which is owned 50% by the Company and 50% by Optus, will conduct a business consisting of the production, packaging, marketing, distribution and support of the Company's broadband Internet service for delivery to residential, small office and home office customers in Australia. The Company and Optus have committed to provide initial start-up capital for the venture, and the Company will also provide the core technology, related services and brand name. The Company and Optus will each initially contribute a total of approximately $2.6 million (or 4 million Australian Dollars) to At Home Australia and each may be additionally required to contribute approximately $21.2 million (or 32 million Australian Dollars). The Company may elect to bring additional partners into the joint venture to fund the commitments to At Home Australia. The Company will account for its interest in the joint venture under the equity method.

5.   Other Investments

     During the six months ended June 30, 1999, the Company invested approximately $28.0 million in equity instruments of privately and publicly held information technology companies for business and strategic purposes. In addition, in May 1999 the Company completed its acquisition of Excite and approximately $60 million of the purchase price was allocated to other investments based on the fair value of these investments at the date of acquisition.

     At June 30, 1999, the total recorded amount of these investments was $177.6 million. See Note 9 "Comprehensive Loss" for the total unrealized gains recorded on Company's other investments for the three and six months ended June 30, 1999 and 1998. In February 1999, the Company recorded a $12.6 million one-time gain on an investment in a privately held company due to the investee being acquired for common stock by a publicly traded company.

6.   Commitments

     In December 1998, the Company entered into an agreement with AT&T to create a nationwide network utilizing AT&T's backbone. Under this agreement, the Company will pay AT&T $45 million in each of 1999 and 2000. At June 30, 1999, the Company had payments remaining of $22 million in 1999 and $45 million in 2000.

7.   Stockholders' Equity

     In October 1997, the Company entered into a distribution agreement with Cablevision Systems Corporation ("Cablevision"), and certain related entities. Although Cablevision is subject to certain exclusivity obligations that prohibit it from obtaining high-speed residential consumer Internet services from any source other than the Company, Cablevision is under no obligation to upgrade its cable systems to two-way cable infrastructure and is under no affirmative obligation to roll out, market, promote or carry any of the Company's services. The exclusivity obligations in favor of the Company expire in June 2002, and may be terminated sooner under certain circumstances. These exclusivity obligations also are subject to exceptions that would permit Cablevision to engage in certain activities which may compete, directly or indirectly, with the activities of the Company.

     The agreement provided for the issuance to Cablevision and certain related entities of a warrant to purchase up to 15,751,568 shares of the Company's Series A common stock at an exercise price of $0.25 per share (the "Warrant"). The Warrant was immediately exercisable, subject to the receipt of all necessary governmental consents or approvals. The Agreement provided for the issuance of an additional warrant to Cablevision and CSC Parent to purchase up to 6,142,304 shares of the Company's Series A common stock at an exercise price of $0.25 per share under certain conditions (the "Contingent Warrant"). The Contingent Warrant is exercisable and becomes exercisable as and to the extent certain cable television systems are transferred from AT&T and its controlled affiliates to Cablevision and certain related entities. During the year ended December 31, 1997, the Company recorded the fair value of the Warrant, $172.6 million, as the cost of distribution agreements intangible asset, which is being amortized ratably over 56 months, the remaining term of the exclusivity obligations. During the year ended December 31, 1998, the Contingent Warrant became exercisable for 4,711,028 shares of Series A common stock. The Company capitalized the fair value of the Contingent Warrant, $74.5 million, as distribution agreements, which is being amortized ratably over 51 months, the remaining term of the exclusivity obligations. As of June 30, 1999 and December 31, 1998, accumulated amortization of the cost of the distribution agreement totaled approximately $88.1 million and $60.8 million, respectively.

     In connection with distribution agreements with Rogers Cablesystems Limited ("Rogers") and Shaw Cablesystems Limited ("Shaw") in March 1998, the Company issued performance based warrants to purchase a total of 10,000,000 shares of its Series A common stock at an exercise price of $5.25 per share. These warrants become exercisable if and when Rogers or Shaw meet certain subscriber milestones. As of June 30, 1999, these warrants were exercisable as to 923,380 shares. In connection with these distribution agreements the Company recorded non-cash charges to operations of $46.7 million for the three and six months ended June 30, 1999.

     In connection with distribution agreements with certain other cable operations, the Company issued performance based warrants, in May and June 1998 and January and March 1999 to purchase a total of 10,544,200 and 6,060,000 shares, respectively, of its Series A common stock at an exercise price of $5.25 to $23.13 per share. In the event and to the extent the performance milestones are met, the Company will incur non-cash charges to operations in future periods based on the fair market value of the warrants when they become exercisable. During the three and six months ended June 30, 1999, these warrants became exercisable as to 52,248 and 1,533,142 shares and the Company recorded the fair value of these warrants as distribution agreements of $81.6 million, which is being amortized over the remaining life of the distribution agreements, approximately five years.

8.   Revenues

     The Company's revenues for the three and six months ended June 30, 1999 and 1998 is comprised of the following:

                                      Three Months Ended         Six Months Ended
                                            June 30,                 June 30,
                                      -------------------      --------------------
(in thousands)                          1999       1998          1999        1998
                                      --------    -------      --------    --------
Revenues:
    Advertising and ad targeting      $ 42,442    $   966      $ 45,770    $  1,525
    Subscription and other              28,100      8,254        49,870      13,468
                                      --------    -------      --------    --------
       Total revenues                 $ 70,542    $ 9,220      $ 95,640    $ 14,993
                                      ========    =======      ========    ========


     The Company has invested in several companies from which we expect to receive revenues equal to or in excess of our cash investment. Revenues from these companies were $7.0 million and $8.0 million for the three and six months ended June 30, 1999, respectively.

     Revenues from the exchange of advertising services for advertising in other media were less than 10% of total revenues for the three and six months ended June 30, 1999 and 1998. Revenues from these exchanges are recorded at the fair market value of the services provided.

9.   Comprehensive Loss

     The components of the Company's comprehensive loss for each period presented are as follows:

                                        Three Months Ended            Six Months Ended
                                              June 30,                    June 30,
                                      -----------------------      -----------------------
(in thousands)                           1999         1998            1999         1998
                                      ----------    ---------      ----------    ---------
Net loss                              $ (217,944)   $ (24,772)     $ (236,068)   $ (55,988)

Unrealized gain on investments            62,375        1,300          70,388        2,975
                                      ----------    ---------      ----------    ---------

Comprehensive loss                    $ (155,569)   $ (23,472)     $ (165,680)   $ (53,013)
                                      ==========    =========      ==========    =========


10.  Subsequent Events

     Proposed Acquisition of iMALL, Inc.

     In July 1999, the Company entered into an agreement and plan of merger with iMALL, Inc. ("iMALL"), a publicly traded company that provides integrated e-commerce solutions for businesses. If the acquisition is accomplished in accordance with the agreement, each outstanding share of iMALL's common stock will be converted into the right to receive 0.46 shares of the Company's Series A common stock. The Company will issue approximately 8.3 million shares of Series A common stock and will also assume iMALL's outstanding options and warrants, for a total value of approximately $425 million valued as of July 12, 1999. The warrant issuable to First Data Merchant Services Corporation ("First Data") for shares of iMALL common stock pursuant to an investment agreement dated October 30, 1998 will be canceled at the effective time of the merger and the Company will issue to First Data a warrant to purchase 2,300,000 shares of the Company's Series A common stock at an exercise price of $36.96 per share. The transaction is subject to the satisfaction or waiver by the parties of several conditions, including the receipt of regulatory approvals and approvals by the stockholders of iMALL. The transaction will be accounted for as a purchase.

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

Overview

     At Home Corporation, or "Excite@Home," is a global media company based in Redwood City, California. Through our Internet portal, Excite (www.excite.com), and broadband services, @Home and @Work, we offer consumers content and interactive services and we offer advertisers ad serving and targeted marketing solutions across both broadband and narrowband Internet service platforms.

     Media Services

     Through our Media services, we provide consumers content and interactive services via broadband and narrowband Internet service platforms. These platforms include the broadband Internet portal of the @Home service launch screen and our Internet portal site, www.excite.com, through which we offer consumers and advertisers comprehensive Internet navigation services with personalization capabilities via our Internet portal site, www.excite.com. We work with content providers to facilitate the creation of rich multimedia broadband and narrowband content delivered through our Internet portals and to facilitate online transactions and services for @Home subscribers. We also provide advertisers with ad serving and targeted marketing solutions through our MatchLogic and Enliven business units. As of June 30, 1999, the number of advertisers on our services, both broadband and narrowband, exceeded 1,700.

     @Home Service

     We are a provider of broadband Internet services over the cable television infrastructure to consumers. By virtue of our relationships with 22 cable companies in North America, Europe, Japan and Australia, we have access to approximately 67 million homes, which includes exclusive access to over 55% of the households in the North America capable of receiving cable television. The @Home service allows residential subscribers to connect their personal computers via cable modems and hybrid fiber co-axial, or "HFC", cable wires to a high-speed Internet backbone network developed and managed by us. This service enables subscribers to access all Internet content and services at transmission speeds up to 100 times faster than typical dial-up connections, provides an "always on" connection and offers rich multimedia programming through our broadband Internet portal. The technology foundation of the @Home service is our scalable, distributed, intelligent network architecture (our broadband network), a "parallel Internet" that is designed to optimize traffic routing, improve security and consistency of service, and facilitates end-to-end network management, enhancing our ability to address performance bottlenecks before they affect the user experience.

     @Work Services

     For businesses, our @Work services provide a platform for Internet, intranet and extranet connectivity solutions and networked business applications over both cable infrastructure and digital telecommunications lines. In order to accelerate deployment of the @Work connectivity and hosting solutions into major U.S. metropolitan areas, we have established strategic relationships with Teleport Communications Group, or "TCG," the country's largest competitive local exchange carrier and a subsidiary of AT&T, NorthPoint, a provider of digital subscriber line services to businesses, and Exodus, a provider of Internet hosting and network management services. By combining our broadband distributed network architecture with cable, telephone and technology relationships, the @Work services provide a platform for nationwide delivery of network-based business applications. We have developed this platform at a low incremental cost by leveraging our existing broadband network investment. As of June 30, 1999, we provided @Work services to nearly 3,300 businesses.

     Distribution

     We have entered into distribution arrangements with cable companies in North America for our @Home service. Some of these distribution arrangements are subject to the completion of definitive agreements. As of June 30, 1999, approximately 17.0 million of the homes served by these cable partners were passed by upgraded two-way HFC cable, and we believe that our cable partners will complete the upgrade of systems passing a majority of their homes within four years or less. In order to shorten time to market for cable operators, we provide a turnkey solution, which includes not only a technology platform and a national brand, but also ongoing marketing, customer service, billing and product development support. As of June 30, 1999, we had launched the @Home service through our cable partners in portions of 89 cities and communities in the United States, Canada and the Netherlands and had more than 620,000 subscribers.

Recent Events

     Acquisition of Excite, Inc.

     On May 28, 1999, we completed our acquisition of Excite, Inc., or " Excite," Excite is a global Internet media company that operates an Internet portal web site, www.excite.com, and specializes in the delivery of highly targeted marketing solutions through its MatchLogic subsidiary. The acquisition was accomplished by way of a merger of Excite with and into a wholly-owned subsidiary of At Home Corporation. The aggregate purchase price was approximately $7,231 million, which was based on the closing market price of our Series A common stock on the day the merger was announced, the value of the assumed Excite stock options and the merger related costs. At the closing, we issued approximately 116 million shares of our Series A common stock valued at approximately $6,051 million, based on an exchange ratio of 2.083804 shares of our Series A common stock for each outstanding share of Excite common stock adjusted to reflect the two for one split of our common stock on June 16, 1999. We assumed outstanding options to purchase Excite common stock and converted these into options to acquire approximately 46 million shares of our Series A common stock valued at approximately $1,105 million, based on the same exchange ratio, subject to the terms and conditions, including exercisability and vesting schedules, of the original options. We also assumed outstanding warrants to purchase Excite common stock and outstanding debt instruments convertible into Excite common stock valued at approximately $10 million and converted these into warrants and debt instruments convertible into our Series A common stock based on the same exchange ratio. In addition, we incurred merger-related costs of approximately $65 million.

     Proposed Acquisition of iMALL, Inc.

     On July 12, 1999, we entered into an agreement and plan of merger with iMALL, Inc., or "iMALL," a publicly traded company that provides integrated e-commerce solutions for businesses. If the acquisition is accomplished in accordance with the agreement, each outstanding share of iMALL's common stock will be converted into the right to receive 0.46 shares of our Series A common stock. We will issue approximately 8.3 million shares of Series A common stock and will also assume iMALL's outstanding options and warrants, for a total value of approximately $425 million valued as of July 12, 1999. The warrant issuable to First Data Merchant Services Corporation ("First Data") for shares of iMALL common stock pursuant to an investment agreement dated October 30, 1998 will be canceled at the effective time of the merger and we will issue to First Data a warrant to purchase 2,300,000 shares of our Series A common stock at an exercise price of $36.96 per share. The transaction is subject to the satisfaction or waiver by the parties of several conditions, including the receipt of regulatory approvals and approvals by the stockholders of iMALL. The transaction will be accounted for as a purchase. We expect to complete this transaction in the fourth quarter of 1999.

Results of Operations

     Revenues

                                      Three Months Ended         Six Months Ended
                                            June 30,                 June 30,
                                      -------------------      --------------------
(in thousands)                          1999       1998          1999        1998
                                      --------    -------      --------    --------
Revenues:
  Advertising and ad targeting        $ 42,442    $   966      $ 45,770    $  1,525
  Subscription and other                28,100      8,254        49,870      13,468
                                      --------    -------      --------    --------
       Total revenues                 $ 70,542    $ 9,220      $ 95,640    $ 14,993
                                      ========    =======      ========    ========


     Revenues consist of advertising and ad targeting revenues and subscription and other revenues. Advertising and ad targeting revenues are primarily made up of revenues from our Media services which includes advertising, sponsorship commerce agreements and ad serving and targeting revenues. Subscription and other revenues are primarily made up of monthly customer subscription revenue from the @Home and @Work services and revenue from cable system operators for providing support services, such as customer support, local area content development and pre-commercial deployment fees.

     Advertising and ad targeting revenues

     Advertising and ad targeting revenues increased to $42.4 million, or 60% of total revenues, in the second quarter of 1999, from $1.0 million, or 10% of total revenues, for the comparable period of the prior year. Current year to date advertising and ad targeting revenues increased to $45.8 million, or 48% of total revenues, from $1.5 million, or 10% of total revenues, for the comparable period of the prior year. The increase in 1999 was attributable to an increase in advertising and ad targeting revenues from Media services primarily due to the acquisition of Excite on May 28, 1999. The advertising and ad targeting revenues from Excite since the date of acquisition have been included in our total revenues. Our advertising and ad targeting revenues increased substantially from prior periods because the advertising and ad targeting revenues from Excite after the acquisition are substantially higher than our revenues from these sources before the acquisition. Therefore, we do not believe that it is appropriate to compare our advertising and targeting revenues from periods subsequent to May 1999 with periods ending prior to that time.

     Subscription and other revenues

     Subscription and other revenues increased to $28.1 million, or 40% of total revenues, in the second quarter of 1999, from $8.3 million, or 90% of total revenues, for the comparable period of the prior year. Current year to date subscription revenues increased to $49.9 million, or 52% of total revenues, from $13.5 million, or 90% of total revenues, for the comparable period of the prior year. The increase in 1999 was primarily attributable to an increase in revenues from the broadband Internet services of @Home and @Work. Excite does not generate any subscription and other revenues.

     Subscription and other revenues from the @Home service during the second quarter and first half of 1999 increased from the comparable periods of the prior year as our @Home subscriber base increased 322% to 620,000 at June 30, 1999 from 147,000 at June 30, 1998, including recently acquired Internet subscribers that are being converted into the @Home service. The @Home service represented approximately 62% and 44% of subscription and other revenues for the second quarter of 1999 and 1998, respectively. Revenues from the @Home service represented approximately 60% and 42% of subscription and other revenues for the first half of 1999 and 1998, respectively. Revenues from United States subscribers and Canadian subscribers represented 78% and 22% of our @Home service revenues for each of the second quarter and first half of 1999 and the second quarter and first half of 1998. We also had a small number of subscribers through our joint venture in the Netherlands. However, revenues from these subscribers were not significant for the first half of 1999.

     Subscription and other revenues from our @Work service during the second quarter and first half of 1999 increased from the comparable periods of the prior year as our @Work subscriber base increased 230% to 3,300 at June 30, 1999 to 1,000 at June 30, 1998. Revenues from our @Work services represented approximately 28% and 51% of subscription and other revenues for the second quarter of 1999 and 1998, respectively. Revenues from our @Work services represented approximately 30% and 51% of subscription and other revenues for current year to date 1999 and 1998, respectively.

     Revenues from related parties

     Revenues from related parties were $7.0 million, or 10% of total revenues, for the second quarter of 1999, compared to $1.8 million, or 20% of total revenues, for comparable period of the prior year. Current year to date revenues from related parties were $12.4 million, or 13% of total revenues, compared to $3.2 million, or 21% of total revenues, for the comparable period of the prior year. Related party revenues for the periods in 1999 and 1998 included development fees for @Work services and set-top devices and fees for billing and support functions.

     We have invested in several companies from which we expect to receive revenues equal to or in excess of our cash investment. Revenues from these companies were $7.0 million and $8.0 million for the three and six months ended June 30, 1999, respectively. Substantially all of these revenues are attributable to the Excite acquisition.

     Revenues from the exchange of advertising services for advertising in other media were less than 10% of total revenues for the three and six months ended June 30, 1999 and 1998. Revenues from these exchanges are recorded at the fair market value of the services provided.

     Costs and Expenses

     We accounted for the Excite acquisition as a purchase. The revenues and expenses from Excite have been included in our results of operations commencing on May 28, 1999. Therefore, we believe that period to period comparisons of our historical results of operations in term of both absolute dollars and as a percentage of revenues are not meaningful and should not be relied upon as an indication of our future performance.

                                                               Three Months Ended          Six Months Ended
                                                                     June 30,                  June 30,
                                                              ---------------------      ---------------------
(in thousands)                                                  1999         1998          1999         1998
                                                              ---------    --------      ---------    --------
Cost and expenses:
  Operating costs                                             $  29,084    $ 10,098      $  47,684    $ 18,713
  Product development and engineering                            11,281       3,891         17,748       7,464
  Sales and marketing                                            25,274       4,356         32,950       7,856
  General and administrative                                      6,423       2,925         10,526       5,799
  Costs and amortization of distribution agreements              18,703      13,628         33,723      33,162
  Amortization of goodwill and other intangible assets          153,371           -        160,104           -
  Purchased in-process research and development                  34,400           -         34,400           -
  Costs of business combination                                  11,680           -         11,680           -
                                                              ---------    --------      ---------    --------
     Total costs and expenses                                 $ 290,216    $ 34,898      $ 348,815    $ 72,994
                                                              =========    ========      =========    ========


     Operating costs

     Operating costs are primarily related to providing services to customers, maintaining the @Home broadband network, royalties, license agreements and revenue sharing arrangements for content and other services. In addition, operating costs include hosting costs related to the maintenance and technical support of our Internet portals, including Excite, and are comprised principally of personnel costs, telecommunications costs and equipment depreciation. These hosting costs are typically lower than the operating costs related to the @Home broadband network.

     Operating costs increased to $29.1 million, or 41% of revenues, for the second quarter ended of 1999, from $10.1 million, or 110% of revenues, for the comparable period of the prior year. Current year to date operating costs increased to $47.7 million, or 50% of revenues, from $18.7 million, or 125% of revenues, for the comparable period of the prior year. The increase in 1999 was partially attributable to the acquisition of Excite on May 28, 1999. The operating costs incurred by Excite since the date of acquisition have been included in our results of operations. The increase in operating costs in 1999, including Excite, were attributable to activities in the following proportions for the second quarter and first half of 1999, respectively:

     o approximately 28% and 29% to maintenance and depreciation of capital equipment required for our broadband network;

     o approximately 18% and 16% to royalties, license agreements and revenue sharing arrangements for content and other services for our Internet portals, including Excite;

     o approximately 14% and 13% to costs of customer service operations to support a larger subscriber base;

     o approximately 14% and 9% to hosting costs for our Internet portals, ad serving and target marketing services which increased with the acquisition of Excite; and

     o approximately 13% and 16% to telecommunications costs related to our @Work business.

     We expect operating costs to increase substantially in the next quarter over the second quarter of 1999 because the next quarter will be the first quarter reflecting Excite operations. We also expect operating costs to increase substantially during the remainder of 1999 as we continue to make substantial investments in network infrastructure and customer service operations. In addition, due to the acquisition of Excite in May 1999 and the potential acquisition of iMALL, we anticipate that operating costs will increase due to additional personnel, equipment depreciation, royalties and revenue sharing arrangements.

     Product development and engineering

     Product development and engineering expenses consist primarily of salaries and related expenses for engineering and editorial personnel, consulting fees, equipment depreciation, supplies and the allocated cost of facilities.

     Product development and engineering expenses increased to $11.3 million, or 16% of revenues, for the second quarter of 1999, from $3.9 million, or 42% of revenues, for the comparable period of the prior year. Current year to date product and development and engineering expenses increased to $17.7 million, or 19% of revenues, from $7.5 million, or 50% of revenues, for the comparable period of the prior year. The increase in 1999 was partially attributable to the Excite acquisition on May 28, 1999, as Excite had a number of product development personnel and engineers. The product development and engineering expenses incurred by Excite since the date of acquisition have been included in our results of operations. The increase in product development and engineering expenses in 1999, including Excite, were attributable to activities in the following proportions for the second quarter and first half of 1999, respectively:

     o approximately 36% and 26% to the development and introduction of new services on our Internet portals including Excite;

     o approximately 17% and 20% to the continued development of the @Home backbone to incorporate new telecommunications and server technologies;

     o approximately 14% and 21% to efforts to incorporate Internet technologies into advanced digital set-top boxes; and

     o approximately 14% and 15% to the development of ad serving and target marketing technologies for advertisers on the Internet.

     We expect product development and engineering expenses to increase substantially in the next quarter over the second quarter of 1999 because the next quarter will be the first quarter reflecting Excite operations. We anticipate that product development and engineering expenses will continue to increase during the remainder of 1999 due in part to:

     o increased technology development efforts related to our broadband network, including initial design and deployment costs;

     o development and introduction of new content and services on our Internet portals, including Excite, in order to create and maintain brand loyalty among customers and users on our narrowband and broadband Internet services; and

     o additional technology development efforts in the integration of acquired technologies from Excite and other companies acquired in the future.

     Sales and marketing

     Sales and marketing expenses consist primarily of personnel costs, commissions, promotional and advertising expenses and agency and consulting fees.

 Sales and marketing expenses increased to $25.3 million, or 36% of revenues, for the second quarter of 1999, from $4.4 million, or 47% of revenues, for the comparable period of the prior year. Current year to date sales and marketing expenses increased to $33.0 million, or 34% of revenues, from $7.9 million or 52% of revenues, for the comparable period of the prior year. The increase in 1999 was primarily attributable to the Excite acquisition on May 28, 1999, as Excite maintains a direct sales force and engages in a number of marketing activities to promote its brands. The sales and marketing expenses incurred by Excite since the acquisition have been included in our results of operations. The increase in sales and marketing expenses in 1999, including Excite, were attributable to activities in the following proportions for the second quarter and first half of 1999, respectively:

     o approximately 35% and 29% to promotional and advertising expense to promote brand awareness of the Excite Internet service;

     o approximately 29% and 34% to advertising sales for the @Home, @Work and Media services, which increased with the acquisition of Excite;

     o approximately 19% and 16% to sponsorship and content arrangements for our continued expansion of our Internet portals' market reach and number of users; and

     o approximately 7% and 12% to obtaining @Home and @Work service subscribers.

     We expect sales and marketing expenses to increase substantially in the next quarter over the second quarter of 1999 because the next quarter will be the first full quarter reflecting Excite operations. We also expect that sales and marketing expenses will continue to increase throughout the remainder of 1999 primarily due to personnel and other costs related to:

     o @Home and @Work subscriber acquisition, including expanded retail initiatives;

     o our efforts to increase advertising, sponsorship and content arrangements for our Internet portals;

     o expanded product offerings, including planned delivery of the @Home service through set-top devices and a broadband version of Excite's Internet portal; and

     o promotional and advertising expenses as we promote our brands and introduce new services in order to create and maintain brand loyalty among customers, expand market reach and increase the number of users on our Internet portals as well as the amount of time they spend on the web sites and the number of web pages they view.

     General and administrative

     General and administrative expenses consist primarily of administrative and executive personnel costs, fees for professional services and the costs of computer systems to support our operations.

     General and administrative expenses increased to $6.4 million, or 9% of revenues, for the second quarter of 1999, from $2.9 million or 32% of revenues, for the comparable period of 1998. Current year to date general and administrative expenses increased to $10.5 million, or 11% of revenues, from $5.8 million or 39% of revenues, for the comparable period of the prior year. The increase in 1999 was partially attributable to the Excite acquisition on May 28, 1999 as Excite had a number of administrative personnel who continue to work for us. The general and administrative expenses incurred by Excite since the date of acquisition have been included in our results of operations. The increase in 1999, including Excite, was attributable to the addition of personnel, expenditures related to facilities and information technology to support the expansion and infrastructure of our operations and business strategy.

     We expect general and administrative expenses to increase substantially in the next quarter over the second quarter of 1999 because the next quarter will be the first full quarter reflecting Excite operations. We also anticipate that general and administrative expenses will continue to increase as we expand our administrative and executive staff, add infrastructure and assimilate acquisitions of acquired technologies and businesses.

     Cost and amortization of distribution agreements

     Cost and amortization of distribution agreements consist primarily of charges and amortization related to warrants to purchase our common stock issued in connection with distribution agreements with some of our cable partners, a portion of which vest based on their future performance in connection with distributing our broadband Internet services. Cost and amortization of distribution agreements increased in the second quarter of 1999 to $18.7 million, from $13.6 million for the comparable period of the prior year. Current year to date amortization and distribution agreements increased slightly to $33.7 million, from $33.2 million for the comparable period of the prior year. The increased cost and amortization of distribution agreements for 1999 was primarily attributable to the amortization of cable partner distribution agreements and charges associated with the achievement of performance milestones by some of our cable partners.

     We will incur a minimum of approximately $17.3 million per quarter for amortization of the cost of these distribution agreements through the first half of 2002. This amount may increase if AT&T transfers cable systems to Cablevision. In addition, total cost and amortization of distribution agreements may fluctuate significantly each quarter depending upon our cable partners achieving performance milestones.

     Amortization of goodwill and other intangible assets

     During the second quarter and first half of 1999, the amortization of goodwill and other intangible assets was $153.4 million and $160.1 million, respectively. During the second quarter of 1999, we incurred charges of $146.6 million relating to the amortization of goodwill and other purchased intangible assets resulting for the Excite acquisition on May 28, 1999. The remaining charges for the second quarter and first half of 1999 of $6.8 million and $13.5 million, respectively, were attributable to the amortization of goodwill and other purchased intangible assets resulting from the acquisition of Full Force in November 1998 and Narrative in December 1998.

     We expect to incur quarterly charges to amortization of goodwill and other intangible assets of approximately $440.0 million related to the acquisition of Excite through the second quarter of 2003 and approximately $6.8 million per quarter related to the acquisitions of Full Force and Narrative through the second quarter of 2002.

     Purchased in-process research and development

     During the second quarter and first half of 1999, we incurred charges for purchased in-process research and development of $34.4 million. We accounted for the Excite acquisition as a purchase. Of the total purchase price of $7,231 million for Excite, $34.4 million was allocated to in-process technology and charged to operations in the second quarter of 1999. The in-process research and development value was determined by identifying the research projects for which technological feasibility had not been achieved and assessing the date of completion of the research and development effort. The state of completion was determined by estimating the costs and time incurred to date relative to those costs and time to be incurred to develop the in-process technology into commercially viable products. The estimated discounted net cash flows included only net cash flows resulting from the percentage of research and development efforts complete at the end of the date of acquisition. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the in-process technology projects.

     Costs of business combination

     During the second quarter and first half of 1999, we incurred business combination costs of $11.7 million, which were not included in the purchase consideration of Excite. The charges consist primarily of severance and personnel costs of some At Home employees, corporate communication costs and other professional fees.

     Interest and other income, net

                                      Three Months Ended        Six Months Ended
                                            June 30,                June 30,
                                      -------------------      -------------------
(in thousands)                          1999       1998          1999       1998
                                      --------    -------      --------    -------
Interest and other income             $  5,682    $ 1,388      $ 23,355    $ 2,970
Interest and other expense              (3,210)      (482)       (5,506)      (957)
                                      --------    -------      --------    -------
    Interest and other income, net    $  2,472    $   906      $ 17,849    $ 2,013
                                      ========    =======      ========    =======


     Interest and other income, net increased to $2.5 million for the second quarter of 1999, from $900,000 for the comparable period of the prior year. Current year to date interest and other income, net increased to $17.8 million, from $2.0 million for the comparable period of the prior year. The increase in 1999 was due primarily to an increase in interest income earned on higher cash and investment balances as a result of the funds received from our secondary offering in July 1998 and private offering of convertible subordinated debentures in December 1998. In addition, this increase is also attributable to the recognition of a $12.6 million one-time gain in February on an investment in a privately held company due to the investee being acquired for common stock by a publicly traded company. The increase in interest and other income was partially offset by interest expense on debt and capital lease obligations, including convertible subordinated debentures.

    Investment Portfolio

     Cash equivalents are highly liquid investments with insignificant interest rate risk and maturities of 90 days or less and are stated at amounts that approximate fair value based on quoted market prices. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts with financial institutions and highly liquid debt securities of corporations and the U.S. Government. We include in cash and cash equivalents all short-term, highly liquid investments that mature within 90 days of their acquisition date. We do not expect any material loss with respect to our investment portfolio. In addition, we do not use derivative financial instruments in our investment portfolio.

     We invest in equity instruments of information technology companies for business and strategic purposes, which are included as other investments and are accounted for under the cost method. For these investments in privately held companies, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses on the other investments when events and circumstances indicate that such assets might be impaired. To date, no such impairment has been recorded. Some of these investments in publicly held companies are considered marketable equity securities which are subject to significant fluctuations in fair market value due to the volatility of the stock market, and are recorded as other investments and are held as available-for-sale.

     The table below provides information about our investment portfolio. For investment securities, the table presents principal cash flows for the remainder of 1999 and the related average interest rates.

     Principal (Notional) Amounts by Expected Maturity in U.S. Dollars:

                                                                   Fair Value at
(in thousands, except interest rates)                  1999        June 30, 1999
                                                    ----------     -------------
Cash equivalents                                    $  86,966        $  86,966
    Average interest rate                                4.70%
Short-term Investments                              $  314,014       $ 316,586
    Average interest rate                                5.20%
Total portfolio, excluding other investments        $  400,980       $ 403,552
    Average interest rate                                5.10%

Other investments                                                    $ 177,602


     Equity in losses of affiliated companies

                                               Three Months Ended     Six Months Ended
                                                    June 30,              June 30,
                                               -----------------      -----------------
(in thousands)                                  1999       1998        1999       1998
                                               ------     ------      ------     ------
Equity in losses of affiliated companies       $ (742)    $   --      $ (742)    $   --
                                               ======     ======      ======     ======


     We accounted for our acquisition of Excite in May 1999 as a purchase. Of the total purchase price of $7,231 million for Excite, approximately $21 million was allocated to investments of Excite's affiliated companies based on the fair value of these investments at the date of acquisition. These investments in affiliated companies represent investments in joint ventures and privately held companies, including a joint venture with Rogers Media, Inc., a related party, which we account for under the equity method. Our equity interest in these affiliated companies ranges from 22% and 50%. The equity in losses of affiliated companies for the three and six months ended June 30, 1999 was $742,000 which represents our share of the entities' losses for June 1999. At June 30, 1999, our investment in affiliated companies was $20.0 million. We expect to record increased losses from these affiliated companies during the remainder of 1999.

Liquidity and Capital Resources

                                                                Six Months Ended June 30,
                                                           ----------------------------------
(in thousands)                                                1999         1998        Change
                                                           ----------    ---------     ------
Cash and cash equivalents                                  $  117,247    $  13,745      753%
Net cash used in operating activities                      $   (4,689)   $ (17,582)     (73)%
Net cash used in investing activities                      $ (196,456)   $  (8,952)     209%
Net cash provided by (used for) financing activities       $   17,690    $  (3,934)     550%


     Operating activities

     Net cash used in operating activities during the first half of 1999 was $4.7 million compared to $17.6 million for the comparable period of 1998. Net cash used in operating activities during 1999 reflects a net loss of $236.1 million compared to $56 million for the comparable period of the prior year. Non-cash charges, which were charged to operations and included in net loss, but do not require the use of cash, amounted to $244 million compared to $39.5 million in the comparable period of the prior year. This increase in non-cash charges during 1999 included: amortization of goodwill and other intangible assets of $146.6 million related to the Excite acquisition in May 1999 and $13.5 million related to the acquisitions of Full Force in November 1998 and Narrative in December 1998; purchased in-process research and development of $34.4 million related to the Excite acquisition; and various depreciation and amortization charges of $16.3 million. Net cash used in operating activities after non-cash charges in the six months ended June 30, 1999 compared to the comparable period of the prior year reflects decreases in accounts receivable and other assets, partially offset by decreases in accounts payable, other accrued liabilities and customer deposits.

     Investing activities

     Net cash used in investing activities for the first half of 1999 was $196.5 million compared to $9.0 million for the comparable period of the prior year. The increased use of cash in investing activities during 1999 was attributable to the net purchases of short and long-term investments and the purchases of property, equipment and improvements, partially offset by the cash portion of the purchase consideration for the Excite acquisition in May 1999. Capital expenditures have been, and future expenditures are anticipated to be, primarily for facilities and equipment to support expansion of our operations. We expect that our capital expenditures will increase as our business and employee base grows.

     Financing activities

     Net cash from financing activities for the first half of 1999 was $17.7 million compared to net cash used in financing activities of $3.9 million for the comparable period of the prior year. Financing activities for the first half of 1999 included $25.9 million from the issuance of common stock primarily under our equity incentive plans, partially offset by $8.2 million in payments on capital lease and other financing obligations. Financing activities for the first half of 1998, included $5.6 million in payments on capital lease obligations, partially offset by $1.4 million from the issuance of common stock primarily under our equity incentive plans and $294,000 from the repayment of notes receivable from stockholders.

     Cash and cash equivalents

     At June 30, 1999, our principal source of liquidity was approximately $433.8 million of cash, cash equivalents and short-term cash investments, compared with $419.3 million at December 31, 1998.

     Commitments

     In September 1997, we entered into a term loan agreement with Silicon Valley Bank. The term loan, as amended in October 1998, allows us to borrow up to $15.0 million to finance the acquisition of property, equipment and improvements and to collateralize letters of credit. At our option, borrowings under this term loan bear interest either at the bank's prime rate or at LIBOR plus 2.5%. As of June 30, 1999, there were no borrowings under this term loan, although there were outstanding letters of credit in the amount of $3.7 million related to real property transactions. Under the term loan agreement, we are required to meet financial covenants. The term loan expires on October 19, 2002.

     In December 1998, we entered into an agreement with AT&T to create a nationwide network utilizing AT&T's backbone. Under this agreement, we will pay AT&T $45 million in each of 1999 and 2000, including payments remaining of $22 million in 1999 and $45 million in 2000. We expect to make additional disbursements of at least $5 million per year over the next few years for backbone capacity, equipment and maintenance fees.

     Our corporate headquarters consist of facilities of approximately 135,000 square feet in Redwood City, California, which we occupy under a 12-year lease, with new facilities under construction of approximately 360,000 square feet on adjacent property. We have leases on these new facilities of up to 15 years in length. Rent under these leases is based on construction costs, and we will pay for some tenant improvements. We will begin occupying the first phase of these newly constructed facilities during the third quarter of 1999. We estimate that, once we fully occupy this first phase, our rental payments for this first phase will be approximately $412,0000 per month. Occupancy of the second phase is scheduled to occur early in the year 2000 and will result in estimated additional rental payments of approximately $412,000 per month. In connection with the Excite acquisition, we assumed several leases relating to Excite's facilities located in Redwood City, California and its MatchLogic subsidiary, located in Westminster, Colorado. These facilities are under 10-year leases that expire between 2007 and 2009. Our rental payments for these facilities are approximately $415,000 per month

     We believe that we have the financial resources needed to meet our presently anticipated business requirements, including capital expenditure and strategic operating programs, for at least the next 12 months. Thereafter, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to seek alternative financing, such as selling additional equity or debt securities or obtaining additional credit facilities. However, depending on market conditions, we may consider alternative financing even if our financial resources are adequate to meet presently anticipated business requirements. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. Financing may not be available on terms acceptable to us or at all.

Year 2000 Implications

     Many currently installed computer systems and hardware and software products are coded to accept only two digit entries in the date code field and cannot distinguish 21st century dates from 20th century dates. These date code fields will need to distinguish 21st century dates from 20th century dates and, as a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. Our business is dependent on the operation of numerous systems that may potentially be adversely impacted by Year 2000 related problems. Those systems include, among others:

     o hardware and software systems used by us to deliver our @Home, @Work and Media services to our consumers and advertisers, including our proprietary software systems as well as hardware and software supplied by third parties;

     o communications networks, such as the Internet, which we depend on to provide services;

     o    the internal systems of our consumers, users and suppliers;

     o the hardware and software systems used internally by us in the management of our business; and

     o non-information technology systems and devices used by us in our business, such as telephone and building systems.

    State of Readiness

     We have implemented a six-phase plan to mitigate possible Year 2000 affects on our business and systems. We have designated a Year 2000 project team to develop and implement that plan. This plan has executive sponsorship and is regularly reviewed by senior management. This six-phase plan includes the following:

     o Phase one, awareness: involves increasing company awareness by educating and involving all appropriate levels of management regarding the need to address Year 2000 issues.

     o Phase two, inventory: consists of identifying all of our systems, technology, services and relationships that may be impacted by Year 2000.

     o Phase three, assessment: involves determining our current state of Year 2000 readiness for those areas identified in the inventory phase and prioritizing areas that need to be addressed.

     o Phase four, remediation: consists of developing a plan and repairing, replacing or retiring those systems identified as needing correction in the assessment phase.

     o Phase five, validation: involves developing test plans, conducting tests and analyzing the results of these tests to assure all key systems are Year 2000 compliant.

     o Phase six, implementation and contingency planning: consists of moving compliant systems back into the production environment and to assure systems' Year 2000 status remains unaffected by subsequent changes. The contingency plan includes developing our response to failure of mission critical systems, and other major risks related to Year 2000 compliance.

     The @Home and @Work services have completed phase five, validation and currently are in phase six. Phase six, implementation and contingency planning, is scheduled to be substantially complete early in the fourth quarter of 1999.

     The Media services have substantially completed phase four, remediation and phase five, validation and are scheduled to complete these phases in the third quarter of 1999. Phase six, implementation and contingency planning, is scheduled to be substantially complete early in the fourth quarter of 1999.

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

     In addition to the systems used in our business, we utilize third-party equipment and software in the delivery of our services and in the management of our business that may not be Year 2000 compliant. We have initiated formal communications with many of our significant vendors to determine the extent to which we are vulnerable to these vendors' failure to remedy their own Year 2000 issues. Based on our progress on formal communications with our significant vendors, we currently believe that our internal systems are, or can readily be made, Year 2000 compliant in all material respects. We are taking steps with respect to new vendor agreements to seek assurance that the vendors' products and internal systems are Year 2000 compliant. Even if we receive these assurances, we may still experience vendor-related Year 2000 problems. Failure of third-party equipment or software or of non-information technology systems and devices used by us to become Year 2000 compliant may require us to incur unanticipated expenses to remedy problems. This could have a material effect on our financial condition.

     We also rely, both domestically and internationally, upon various vendors, governmental agencies, utility companies, telecommunication service companies, including Internet service and online service providers, delivery service companies and other service providers who are outside our control. Further, we have not fully determined the progress of our joint venture partners and content partners in identifying and addressing systems that may potentially be impacted by Year 2000 related problems. Failure of these parties to become Year 2000 compliant, may have a material effect on our business.

     Contingency Plan

     Although we currently expect that the Year 2000 issue will not pose significant operational problems, delays in the implementation of new information systems or a failure to fully identify all Year 2000 dependencies in our existing systems and in the systems of our suppliers could have material adverse consequences. Therefore, we have developed contingency plans for continuing operations in the event that these problems arise.

     Risks Related to Year 2000 Issues

     Any failure of ours to address Year 2000 issues may have a material adverse affect on our business. These affects may include, but are not be limited to:

     o a reduction in our ability to provide services for our customers such as having specific content or services available;

     o a reduction in our ability to deliver, track and measure Internet advertisements and recognize or process sales;

     o our service could experience outages, delays and other difficulties due to system failures, which may make our services unavailable for consumers; and

     o decreased utilization of our services which may adversely affect our advertising relationships.

     We are also subject to external forces that generally affect similarly situated business over which we have no control, such as possible interruptions of utility or Internet-related data network services as a result of Year 2000 failures, any of which may have similar material affects.

     Furthermore, the purchasing patterns of advertisers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 readiness. These expenditures may result in reduced funds available for Internet advertising or sponsorship of Internet services, which may have a material adverse affect on our financial condition.

     The results of our Year 2000 testing and implementation phase activities and responses received from significant third-party vendors and service providers will be taken into account in determining the nature and extent of any contingency plans.

     Costs

     While Year 2000 costs incurred to date have not been material, we expect to incur additional costs and expenditures to remedy any Year 2000 related problems. Based on our assessment, we estimate that for 1999 we will incur approximately $2.5 million in support of our Year 2000 compliance initiative. There is risk that additional costs could be incurred, but based on management's current knowledge it is unable to fully ascertain those costs.

     The above discussion regarding costs, risks and estimated completion dates for the Year 2000 is based on our best estimates given information that is currently available, and is subject to change.

                                  RISK FACTORS

  RISKS RELATED TO OUR BUSINESS
  ------------------------------

WE HAVE INCURRED AND EXPECT TO INCUR SUBSTANTIAL LOSSES

     We were incorporated in March 1995, commenced operations in August 1995, and have incurred net losses from operations in each fiscal period since our inception. As of June 30, 1999, we had an accumulated deficit of $463.2 million. In addition, we currently intend to increase capital expenditures and operating expenses in order to expand our network and to market and provide our services to a growing number of potential subscribers. As a result, we expect to incur additional net losses before cost and amortization of distribution agreements and amortization of goodwill and other intangible assets for at least the next quarter. As a result of our acquisition of Excite and our pending acquisition of iMALL, we anticipate that we will incur substantial non-cash charges relating to the amortization of goodwill and other intangible assets.

OUR BUSINESS IS UNPROVEN AND WE MAY NOT ACHIEVE PROFITABILITY

     The profit potential of our business model is unproven. The @Home service was available only in portions of 89 geographic markets as of June 30, 1999 and may not achieve broad consumer or commercial acceptance. Although approximately 3,300 primarily small- and medium-sized business organizations have agreed to utilize @Work services as of June 30, 1999, @Work services may not achieve broad commercial acceptance and the current rate of deployment for @Work services may not be sustained. We have difficulty predicting whether the pricing models for our @Home and @Work services will prove to be viable, whether demand for our such services will materialize at the prices our cable partners charge for the @Home service or the prices we or our cable partners charge for @Work services, or whether current or future pricing levels will be sustainable. If these pricing levels are not achieved or sustained or if our @Home and @Work services do not achieve or sustain broad market acceptance, our business, operating results and financial condition will be significantly harmed. We may never achieve favorable operating results or profitability.

     The Media services relies substantially upon the sale of advertising, ad serving and targeting marketing solutions on the Internet, which is a developing market. Risks related to the Media services business include, without limitation:

     o the inability to maintain and increase levels of traffic on our Internet portal services;

     o the failure of the market to adopt the Internet as an advertising and commercial medium;

     o reductions in market prices for Internet advertising as a result of competition or otherwise;

     o the inability to achieve higher cost per thousand impression, or "CPM," rates for targeted advertising or to increase the percentage of our advertising inventory sold;

     o the inability to meet minimum guaranteed impressions under sponsorship agreements;

     o    the inability to develop or acquire content for our Media services;

     o    the inability to generate commerce-related revenues;

     o the inability of the Media services to continue to generate increased revenues;

     o    the failure to anticipate and adapt to a developing market; and

     o    government regulation.

GROWTH OF THE @HOME SERVICE MAY BE INHIBITED BY FACTORS BEYOND OUR CONTROL

     As of June 30, 1999, we had in excess of 620,000 cable modem subscribers, including recently acquired Internet subscribers that are being converted to the @Home service. Our ability to increase the number of subscribers to the @Home service to achieve our business plans and generate future revenues will depend on many factors which are beyond our control. For instance, some of our cable partners have not achieved the subscriber levels that we had originally anticipated. Other factors include:

     o the rate at which our current and future cable partners upgrade their cable infrastructures for two-way data services;

     o our ability and the ability of our cable partners to coordinate timely and effective marketing campaigns with the availability of cable infrastructure upgrades;

     o the success of our cable partners in marketing and installing the @Home service in their local cable areas;

     o the prices that our cable partners set for the @Home service and for its installation;

     o the speed at which our cable partners can complete the installations required to initiate service for new subscribers;

     o the commercial availability of self-installable, two-way modems that comply with the recently adopted interface standards known as DOCSIS, and the success of our roll-out of these products with the @Home service;

     o the quality of customer and technical support provided by us and our cable partners; and

     o    the quality of content on the @Home service.

WE NEED TO ADD SUBSCRIBERS AT A RAPID RATE FOR OUR BUSINESS TO SUCCEED, BUT WE MAY NOT ACHIEVE OUR SUBSCRIBER GROWTH GOALS

     Our actual revenues or the rate at which we will add new subscribers may differ from our forecasts. We may not be able to increase our subscriber base enough to meet our internal forecasts or the forecasts of industry analysts or to a level that meets the expectations of investors. The rate at which subscribers have increased in the past does not necessarily indicate the rate at which subscribers may be expected to grow in the future. In particular, while we have forecast that our number of subscribers could grow to over 1.1 million by December 31, 1999 from more than 620,000 subscribers at June 30, 1999 we may not achieve this level of subscriber growth.

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

IF WE CANNOT MAINTAIN THE SCALABILITY, SPEED AND SECURITY OF OUR NETWORK, CUSTOMERS WILL NOT ACCEPT OUR SERVICES

     Due to the limited deployment of our services, the ability of our network to connect and manage a substantial number of online subscribers at high transmission speeds is unknown. Therefore, we face risks related to our network's ability to be scaled up to its expected subscriber levels while maintaining superior performance. Our network may be unable to achieve or maintain a high speed of data transmission, especially as our subscribers increase. In recent periods, the performance of our network has experienced some deterioration in some markets as a result of subscriber abuse of the @Home service. While we are seeking to eliminate this abuse by enforcing our acceptable user policy and by limiting users' upstream bandwidth, our failure to do so may result in slower network performance and reduced consumer demand for our services. In addition, while we have taken steps to prevent users from sharing files via the @Home service and to protect against bulk unsolicited e-mail, public concerns about security, privacy and reliability of the cable network, or actual problems with the security, privacy or reliability of our network, may inhibit the acceptance of our Internet services.

IF NEW TWO-WAY CABLE MODEMS ARE NOT DEPLOYED TIMELY AND SUCCESSFULLY, WE MAY NOT BE ABLE TO GROW OUR SUBSCRIBER BASE QUICKLY

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

WE COULD LOSE SUBSCRIBERS, DISTRIBUTION RELATIONSHIPS AND REVENUES TO OUR COMPETITORS

     The markets for consumer and business Internet services and online content are extremely competitive, and we expect that competition will intensify in the future. Our most direct competitors in these markets include the following:

     o Providers of cable-based Internet services. For example, Time Warner Inc. and Media One Group have deployed high-speed Internet access services over their local cable networks through their own cable-based Internet service, Road Runner. We currently compete with Road Runner to establish distribution arrangements with cable system operators, and we may compete for subscribers in the future if and when our cable partners cease to be subject to their exclusivity obligations;

     o Telecommunications providers. We compete with national long-distance and local exchange carriers that offer high-speed, Internet access services such as integrated services digital network and asymmetric digital subscriber line. If the advanced services offered by these companies are deregulated, this would further enhance the ability of these companies to compete against our services;

     o Internet and online service providers. We compete with Internet service providers that provide basic Internet access services and with online service providers such as America Online that provide Internet access and content; and

     o Internet content aggregators. We compete with content aggregators and Internet portals that seek to capture audience flow by providing ease-of-use and offering content that appeals to a broad audience, including America Online, Yahoo! Inc. and Lycos, Inc.

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

OUR DEPENDENCE ON OUR NETWORK EXPOSES US TO A SIGNIFICANT RISK OF SYSTEM FAILURE

     Our operations are dependent upon our ability to support our highly complex network infrastructure and avoid damage from fires, earthquakes, floods, power losses, telecommunications failures and similar events. The occurrence of a natural disaster or other unanticipated problem at our network operations center or at a number of our regional data centers may cause interruptions in our services. Additionally, failure of our cable partners or companies from which we obtain data transport services to provide the data communications capacity that we require, for example as a result of natural disaster, or operational disruption, may cause interruptions in the services we provide. Any damage or failure that causes interruptions in our operations may harm our business.

     The performance of the systems that host our Internet portals is critical to our ability to attract and retain advertisers and users for our Media services. Any failure that causes interruptions in the availability of, or that increases response time of, these systems could reduce user satisfaction and traffic to our Internet portals and, if sustained or repeated, would reduce the attractiveness of our Media services to advertisers and consumers. An increase in the volume of searches conducted through our Internet portals could lead to slower response time or system failures. In addition, as the amount of Web pages and traffic increases, there can be no assurance that the our Internet portals will be able to scale proportionately. The Media services also depend upon timely feeds and downloads of information from content providers, Internet and online service providers, and other Web site operators, which have experienced significant outages in the past. In the past, Internet consumers have experienced outages, delays and other difficulties due to system failures unrelated to our systems and services. Additional difficulties may also materially and adversely affect consumer and advertiser satisfaction. To the extent that the capacity constraints described above are not effectively addressed by us, such constraints may have a material adverse affect on our business.

OUR BUSINESS MAY BE IMPACTED BY CABLE UNBUNDLING PROPOSALS AND OTHER GOVERNMENT REGULATION

     Currently, our services are not directly subject to regulations of the Federal Communication Commission or any other federal, state or local communications regulatory agency. However, changes in the regulatory environment relating to the Internet, cable or telecommunications markets which could require regulatory compliance by us or which could impact our exclusivity arrangements, subscribers and revenues include:

     o Federal regulation. Regulatory changes that affect telecommunications costs, limit usage of subscriber-related information or increase competition from telecommunications companies could affect our pricing or ability to market our services successfully. For example, regulation of cable television rates may affect the speed at which our cable partners upgrade their cable systems to carry our services;

     o Regulation by local franchise authorities. Many of our United States cable partners' local cable affiliates have elected to classify the provision of the @Home service as additional cable services under their local franchise agreements, and to pay franchise fees under those agreements. Local franchise authorities may attempt to subject cable systems to higher or different franchise fees, taxes or requirements in connection with their distribution of the @Home service. There are thousands of franchise authorities, and it would be difficult or impossible for us or our cable partners to operate under a unified set of franchise requirements; and

     o Third-party access requirements. America Online, GTE, regional bell operating companies, MindSpring Enterprises, Inc., Consumers Union and other parties have requested Congress, the FCC and state and local authorities to require cable operators to provide Internet and online service providers with unbundled access to their cable systems. If we or our cable partners are classified as common carriers of Internet services, or if the government authorities otherwise require third-party access to their cable infrastructures, Internet and online service providers could provide services over our cable partners' systems that compete with our services. Our cable partners could also be subject to tariffs for the amounts they could charge for our services.

     In local government proceedings, Portland and Multnomah County, Oregon have imposed third-party access requirements on TCI as a condition of its merger with AT&T. Other municipalities such as Denver, Colorado, King County, Washington, San Francisco and Los Angeles, California are considering imposing similar requirements. In June 1999, a U.S. District Court upheld the third-party access requirement imposed on TCI by Portland and Multnomah County. This decision has been appealed to the U.S. Court of Appeals for the Ninth Circuit.

     RISKS RELATED TO OUR RELATIONSHIPS WITH OUR CABLE PARTNERS
     ----------------------------------------------------------

     Our agreements with our cable partners are complex. For a summary of some of the key aspects of these agreements, you should refer to our Annual Report on Form 10-K/A.

WE DEPEND ON OUR CABLE PARTNERS TO UPGRADE TO THE TWO-WAY CABLE INFRASTRUCTURE NECESSARY TO SUPPORT THE @HOME SERVICE; THE AVAILABILITY AND TIMING OF THESE UPGRADES ARE UNCERTAIN

     Transmission of the @Home service and cable-based @Work services depends on the availability of high-speed two-way hybrid fiber coaxial cable infrastructure. However, only a 8 portion of existing cable plant in the United States and in some international markets has been upgraded to two-way hybrid fiber coaxial cable, and even less is capable of high-speed two-way transmission. As of June 30, 1999 approximately 55% of our North American cable partners' cable infrastructure was capable of delivering the @Home service. Our cable partners have announced and begun to implement major infrastructure investments in order to deploy two-way hybrid fiber coaxial cable. However, these investments have placed a significant strain on the financial, managerial, operating and other resources of our cable partners, most of which are already highly leveraged. Therefore, these infrastructure investments have been, and we expect will continue to be, subject to change, delay or cancellation. Although our commercial success depends on the successful and timely completion of these infrastructure upgrades, most of our cable partners are under no obligation to upgrade systems or to introduce, market or promote our services. The failure of our cable partners to complete these upgrades in a timely and satisfactory manner, or at all, would prevent us from delivering high-performance Internet services and would significantly harm our business.

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

     Our cable partners are subject to exclusivity obligations that prohibit them from obtaining high-speed, greater than 128 kilobits per second, residential consumer Internet services from any source other than us. However, most of our cable partners are under no affirmative obligation to carry any of our services. Also, the exclusivity obligations of our principal cable partners, TCI, Comcast, Cox and Cablevision, expire on June 4, 2002, and may be terminated sooner under some circumstances, including:

     o Our principal cable partners may terminate all their exclusivity obligations upon a change in law that materially impairs some of their rights.

     o Comcast or Cox may terminate all exclusivity obligations of our principal cable partners at any time if there is a change of control of TCI that results within twelve months in the incumbent TCI directors no longer constituting a majority of TCI's board. AT&T, TCI, Comcast and Cox have agreed, however, that AT&T's acquisition of TCI did not constitute a change of control under the terms of the original agreement.

     o Cox or Comcast may terminate the exclusivity provisions of our principal cable partners if AT&T and its affiliates do not meet @Home subscriber penetration levels. On June 4, 1999, Cox had this right, but Cox waived this right for 1999.

     o Comcast may terminate its own exclusivity obligations if it allows us to repurchase a portion of Comcast's equity interest in us. Comcast has informed us that it has entered into an agreement with Microsoft Corporation under which Microsoft can require Comcast to terminate its exclusivity obligations.

     In consideration for Cox's agreement to waive its right to terminate exclusivity as of June 4, 1999, our board approved changes to our corporate governance on April 16, 1999. Our stockholders approved these changes on May 28, 1999. These governance changes generally require board action to be approved by a majority of our board, including the board representatives of AT&T and either Cox or Comcast. In addition, as further consideration for Cox's waiver, AT&T agreed to increase its subscriber acquisition goals for the next twelve months above its current goal for that period.

     If the exclusivity obligations of our cable partners are terminated, this could significantly harm our business and cause an immediate drop in our stock price.

WE ARE CONTROLLED BY TCI AND AT&T

     TCI controls approximately 58% of our voting power. AT&T owns TCI and therefore controls us. Currently, four of our eleven directors are directors, officers or employees of TCI, AT&T or its affiliates. TCI currently owns all outstanding shares of our Series B common stock, 30,800,000 shares, each of which carries ten votes per share. This Series B common stock ownership gives TCI the right to elect five Series B directors, one of which is designated by Comcast and one of which is designated by Cox. So as long as TCI owns at least 15,400,000 shares of our Series B common stock and holds a majority of our voting power, our board may take action only if approved by the board and by at least 75%, or four of the five, of our Series B directors. As a result, corporate actions generally require the approval of TCI's three Series B directors and one, or in some cases both, of the directors designated by Comcast and Cox. Therefore, Comcast and Cox, acting together, may veto any board action. Notwithstanding these provisions, all of our directors owe fiduciary duties to our stockholders.

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

WE MAY FACE ADDITIONAL COMPETITION FROM AT&T

     AT&T operates businesses that could compete with our services, notwithstanding any exclusivity obligations that may apply to it due to its ownership of TCI:

     o AT&T operates a consumer Internet service known as AT&T WorldNet. Although AT&T WorldNet is currently a telephone dial-up service that does not utilize broadband technologies, AT&T may be able to use non-cable-based data transport mechanisms to offer high-speed residential Internet services that compete with the @Home service.

     o AT&T owns TCG, which operates an Internet service for business customers that competes with the @Work service. The @Work business depends to a significant extent on our agreement with TCG for local access telecommunications services. If TCG ceases to cooperate with us, our @Work business would be harmed. Because the @Work business is not subject to the cable partners' exclusivity obligations, AT&T or TCG are not limited in their ability to compete with the @Work business.

     o AT&T and Time Warner have announced the formation of a significant strategic relationship that will include a joint venture to offer AT&T-branded cable telephony service to 10 residential and small business customers over Time Warner's existing cable television systems in 33 states. The relationship between AT&T and Time Warner could ultimately extend to other broadband services, including cable Internet services, that compete with the @Home service.

     AT&T may take actions that benefit TCG, WorldNet or other services of AT&T or other parties to our detriment.

WE FACE SEVERAL TRANSITORY RISKS ASSOCIATED WITH OUR ACQUISITION OF EXCITE

     Although the Excite acquisition is complete, the following risks associated with this transaction remain:

     o Our accounting for the merger may change pending a final analysis of the fair values of the assets acquired and liabilities assumed. The impact of these changes could be material to our future operating results;

     o We may encounter substantial difficulties, costs and delays associated with integrating the operations of our companies. This process may disrupt our business if not completed in a timely and efficient manner;

     o The present and potential relationships of us and Excite with sponsors, content providers, advertisers, users and subscribers may be harmed by the merger;

     o We may lose the right to use intellectual property or other contractual rights of Excite if we cannot obtain third party consent, waiver or approval of the merger where required under existing agreements; and

     o The merger may result in conflicts associated with exclusive rights that both Excite and we have granted to third parties with regard to content, sponsorship or other strategic relationships, and failure to resolve these conflicts could harm our business.

RISKS ASSOCIATED WITH BANNER ADVERTISING

     We derive a significant portion of our revenues from the sale of banner advertisements on our Internet portal services. A majority of our customers purchasing banner advertisements purchase these advertisements on a short-term basis, and many of these customers may terminate their advertising commitments at any time without penalty. Consequently, there can be no assurance that these customers will continue or increase their level of advertising on our Internet portal services or that these customers will not move their advertising to competing Internet sites or to other traditional media. Therefore, there can be no assurance that we will be successful in maintaining or increasing the amount of banner advertising on our Internet portal services, and the failure to do so would have a material adverse affect on our business.

OUR BUSINESS DEPENDS ON THE CONTINUED GROWTH IN INTERNET USE GENERALLY AND PORTAL WEB SITES IN PARTICULAR

     We operates in a new and rapidly evolving market. Our business may be adversely affected if usage of the Internet or other online services does not continue to grow. This growth could be hindered by a number of factors including: the adequacy of the Internet's infrastructure to meet increased usage demands; privacy and security concerns; and availability of cost-effective services. Any of these issues could cause the Internet's performance or level of usage to decline.

     The success of our Internet portals is also dependent on Internet users continuing to use "portal" web sites for their information needs. If Internet users begin to become less dependent on portal sites, but rather go directly to particular web sites, our traffic levels could decrease, which could make our sites less attractive to advertisers.

RISKS ASSOCIATED WITH DEVELOPING INTERNET ADVERTISING MARKETS

     The Internet as an advertising medium has not been available for a sufficient period of time to gauge its effectiveness as compared with traditional advertising media. Therefore the Internet is an unproven medium for advertising-supported services. Accordingly, our future operating results will depend substantially upon the increased use of the Internet for information, publication, distribution and commerce and the emergence of the Internet as an effective advertising medium.

OUR MEDIA SERVICES DEPENDS ON SEVERAL THIRD PARTY RELATIONSHIPS FOR USERS, ADVERTISERS AND REVENUES

     We depend on a number of third party relationships to provide users and content for our services, including agreements for links to our Internet portal services to be placed on high-traffic Web sites and agreements for third parties to provide content, games and e-mail for our Internet portal services. If these relationships terminate and we are not able to replace them, we could lose users or advertisers, and this could harm our revenues.

PRIVACY CONCERNS REGARDING THE USAGE OF DEMOGRAPHIC INFORMATION COULD PREVENT US FROM BENEFITING FROM SELLING TARGETED ADVERTISING

     Due to privacy concerns regarding the usage of demographic information in online advertising, some commentators and governmental bodies have suggested limitations on the technology that we use to deliver targeted advertising and compile demographic information about users. Any reduction or limitation in the use of this technology could result in lower advertising rates.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

     Information relating to quantitative and qualitative disclosure about market risk is set forth under the captions "Investment Portfolio" in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

     Not applicable.

Item 2. Changes in Securities and Use of Proceeds

     On May 28, 1999, our stockholders adopted our fifth amended and restated certificate of incorporation. This new version of our certificate of incorporation:

     o Increased the authorized number of shares of our common stock, Series A common stock and Series B common stock and decreased the number of shares of our Series K common stock.

     o Increased the additional board vote required for corporate actions, in addition to approval by a majority of all directors, from approval of at least a majority of the Series B directors (who are designated by TCI, Cox and Comcast) to approval of a least 75% of the Series B directors. As a result of this change, Comcast and Cox, voting together, may veto any board action.

     o Eliminated the Series B committee of the board, which previously had the right to fix the size of the board and fill any resultant vacancies.

     o Eliminated the references in the previous certificate of incorporation to the rights of the Series K directors to elect a director, since the Series K stockholders do no hold enough shares of Series K common stock.

Item 3. Defaults Upon Senior Securities

    Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

(All votes below are reflected on a pre-split basis)

     Holders of our Series A common stock and Series K common stock are entitled to one vote for each share, and holders of our Series B common stock are entitled to ten votes for each share.

     On May 28, 1999, we held our annual meeting of stockholders. The matters voted upon and approved by the stockholders at the meeting, and the number of votes cast with respect to each such matter, were as follows:

1. Adoption of our fifth amended and restated certificate of incorporation to increase the authorized shares of the our common stock, Series A common stock, and Series B common stock, decrease the authorized shares of our Series K common stock and effect some corporate governance changes.

    For            Against         Abstain         Non-Vote
-----------        -------         -------        ----------
236,831,449         93,554          44,793        11,988,664


2. Issuance of shares of our Series A common stock to the Excite stockholders under the Agreement and Plan of Reorganization, dated January 19, 1999 by and among Excite Countdown Acquisition Corp and us.

    For            Against         Abstain         Non-Vote
-----------        -------         -------        ----------
236,900,474         33,524          35,923        11,988,539


3. Election of our Series A directors, Series B directors and additional directors.

o Vote of Series A stockholders for election of Series A directors (L. John Doerr and William R Hearst III)

                  For             Against
               ----------         -------
Doerr          93,782,999         175,461
Hearst         93,781,187         177,273

     o Vote of Series B stockholders for election of Series B directors (C. Michael Armstrong, Leo J. Hindery, Jr., John C. Petrillo, Brian L. Roberts and David M. Woodrow)

                  For             Against
              -----------         -------
              154,000,000              --

     o Vote of holders of common stock for additional directors (George Bell, Thomas A. Jermoluk, John C. Malone and James R. Shaw).

                   For             Against
               -----------         -------
Bell           248,789,420         169,040
Jermoluk       248,784,945         173,515
Malone         248,784,648         173,812
Shaw           248,787,993         170,467

4. Amendment of our 1997 Equity Incentive Plan to increase the number of shares authorized thereunder by 8,675,000 shares.

    For            Against        Abstain        Non-Vote
-----------       ---------       -------       ----------
234,453,598       2,437,510       78,712        11,988,640

5.   Ratification of Ernst & Young LLP as our independent auditors for 1999.

    For            Against        Abstain        Non-Vote
-----------       ---------       -------       ----------
248,859,046         45,781        53,633            --

Item 5. Other Information

    Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits.

  2.01 Agreement and Plan of Merger, dated as of July 12, 1999, between us and iMALL, Inc. (incorporated by reference to our Schedule 13D filed with the Commission on August 2, 1999).

  2.02 Certificate of Merger, as filed with the Delaware Secretary of State on May 28, 1999 (incorporated by reference to our current report on Form 8-K filed with the Commission on June 14, 1999).

  3.01         At Home Corporation's Fifth Amended and Restated Certificate of
               Incorporation, as filed with the Delaware Secretary of State on May 28, 1999 (incorporated by reference to our registration statement on Form S-8 (File No. 333-79883) filed with the Commission on June 3, 1999).

 27.01         Financial Data Schedule for three months ended June 30, 1999
               (EDGAR version only).

     (b)  Current reports on Form 8-K.

          On April 8, 1999, we filed a current report on Form 8-K under Item 5 announcing that Cox Communications had waived its right to terminate its exclusivity obligations in exchange for (i) governance changes that generally require board actions to be approved by a majority of our board of directors, including either Cox or Comcast, and (ii) in exchange for AT&T agreeing to increase its subscriber penetration goal for the next twelve months.

          On June 14, 1999, we filed a current report on Form 8-K under Item 2 announcing that we had acquired Excite.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AT HOME CORPORATION
                                             (Registrant)




Date: August 15, 1999                     By: /s/ KENNETH A. GOLDMAN
                                             -----------------------------------
                                             Senior Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)



                                              /s/ ROBERT A. LERNER
                                             -----------------------------------
                                             Corporate Controller and Treasurer
                                             (Principal Accounting Officer)

                                Index to Exhibits

Exhibit No.                             Description
-----------                             -----------
 27.01         Financial Data Schedule for three months ended June 30, 1999
               (EDGAR version only).

--------------