Form 10-Q
period 1999-09-30
AT HOME CORP
filed 1999-11-15
CIK 1020620

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

  For the quarterly period ended September 30, 1999.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

   for the transition period from            to            .

                        COMMISSION FILE NUMBER 000-22697

                               ----------------

                              AT HOME CORPORATION
             (Exact name of Registrant as specified in its charter)

            DELAWARE                                77-0408542
 (State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)               Identification Number)

                  450 BROADWAY STREET, REDWOOD CITY, CA 94063
          (Address of principal executive offices, including zip code)

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

                                                                   AS OF
                                                              OCTOBER 31, 1999
                                                              ----------------
   Number of shares of Series A Common Stock outstanding:....   347,454,806
   Number of shares of Series B Common Stock outstanding:....    30,800,000
   Number of shares of Series K Common Stock outstanding:....     2,000,000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                           Page
                                                                           ----

PART I  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements--Unaudited...........   3

     Condensed Consolidated Balance Sheets--September 30, 1999 and
     December 31, 1998....................................................   3

     Condensed Consolidated Statements of Operations--Three and Nine
     Months Ended September 30, 1999 and 1998.............................   4

     Condensed Consolidated Statements of Cash Flows--Nine Months Ended
     September 30, 1999 and 1998..........................................   5

     Notes to Condensed Consolidated Financial Statements.................   6

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
 Results of Operations....................................................  14

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk.......  43

PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings................................................  44

ITEM 2.  Changes in Securities............................................  44

ITEM 3.  Defaults Upon Senior Securities..................................  44

ITEM 4.  Submission of Matters to a Vote of Security Holders..............  44

ITEM 5.  Other Information................................................  44

ITEM 6.  Exhibits and Reports on Form 8-K.................................  45

     Signatures...........................................................  46

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              AT HOME CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)

                                                     September 30, December 31,
                                                         1999          1998
                                                     ------------- ------------
                      ASSETS                          (unaudited)
Current assets:
  Cash and cash equivalents........................   $  162,184     $300,702
  Short-term investments...........................      286,952      118,587
                                                      ----------     --------
    Total cash, cash equivalents and short-term
     investments...................................      449,136      419,289
  Accounts receivable, net.........................       44,699        6,358
  Related party receivables........................       14,088        4,300
  Other receivable.................................        3,895           --
  Prepaid expenses and other current assets........       23,539        3,381
                                                      ----------     --------
    Total current assets...........................      535,357      433,328
Property and equipment, net........................      163,456       49,240
Investments in affiliated companies................       19,279           --
Other investments..................................      154,357        8,527
Distribution agreements, net.......................      321,203      186,247
Goodwill and other intangibles assets, net.........    6,473,602       93,989
Other assets.......................................       37,339        9,300
                                                      ----------     --------
    Total assets...................................   $7,704,593     $780,631
                                                      ==========     ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................   $   39,593     $  7,100
  Related party liabilities........................       16,906        3,684
  Accrued compensation and related expenses........       14,913        2,505
  Customer deposits................................       23,291        5,164
  Accrued merger costs.............................       24,004           --
  Other accrued liabilities........................       39,421       12,506
  Capital lease and other financing obligations,
   current portion.................................       31,488       12,045
                                                      ----------     --------
    Total current liabilities......................      189,616       43,004
Convertible debentures.............................      234,519      229,344
Capital lease and other financing obligations, less
 current portion...................................       65,231       14,356
Other liabilities..................................        6,225           61
Commitments and contingencies
Stockholders' equity:
  Common stock, $0.005 par value
    Authorized shares--719,719,414
    Issued and outstanding shares--369,359,917 in
     1999
     and 246,545,734 shares in 1998................    8,145,341      719,676
  Deferred compensation............................       (2,088)      (2,880)
  Accumulated other comprehensive income...........       27,542        4,235
  Accumulated deficit..............................     (961,793)    (227,165)
                                                      ----------     --------
    Total stockholders' equity.....................    7,209,002      493,866
                                                      ----------     --------
    Total liabilities and stockholders' equity.....   $7,704,593     $780,631
                                                      ----------     --------

                            See accompanying notes.

                              AT HOME CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except per share data; unaudited)

                                       Three Months Ended   Nine Months Ended
                                         September 30,        September 30,
                                       -------------------  -------------------
                                         1999       1998      1999       1998
                                       ---------  --------  ---------  --------
Revenues (1).........................  $ 112,562  $ 13,815  $ 208,202  $ 28,808
Cost and expenses (2):
  Operating costs....................     45,260    12,256     92,944    30,969
  Product development and
   engineering.......................     16,834     4,588     34,581    12,052
  Sales and marketing................     48,179     4,978     81,129    12,834
  General and administrative.........      9,028     3,112     19,554     8,911
  Costs and amortization of
   distribution agreements...........     43,932    13,628     77,655    46,790
  Amortization of goodwill and other
   intangible assets.................    446,647       --     606,751       --
  Purchased in-process research and
   development.......................        --        --      34,400       --
  Costs of business combination......        922       --      12,603       --
                                       ---------  --------  ---------  --------
    Total costs and expenses.........    610,802    38,562    959,617   111,556
                                       ---------  --------  ---------  --------
Loss from operations.................   (498,240)  (24,747)  (751,415)  (82,748)
Interest and other income, net.......      2,556     1,460     20,405     3,473
Equity in losses of affiliated
 companies...........................     (2,876)      --      (3,618)      --
                                       ---------  --------  ---------  --------
Net loss.............................  $(498,560) $(23,287) $(734,628) $(79,275)
                                       =========  ========  =========  ========
Basic and diluted net loss per
 share...............................  $   (1.37) $  (0.10) $   (2.47) $  (0.35)
                                       =========  ========  =========  ========
Shares used in net loss per share
 calculations........................    362,885   230,146    297,002   226,178
                                       =========  ========  =========  ========
(1) Revenues from related parties....  $   8,916  $  2,914  $  21,321  $  6,086
                                       =========  ========  =========  ========
(2) Depreciation and amortization of
  property and equipment and deferred
  compensation included in costs and
  expenses...........................  $  15,293  $  3,965  $  31,563  $ 10,303
                                       =========  ========  =========  ========

                            See accompanying notes.

                              AT HOME CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands; unaudited)

                                                           Nine Months Ended
                                                             September 30,
                                                          --------------------
                                                             1999       1998
                                                          ----------  --------
Cash provided by (used in) operating activities:
Net loss................................................. $ (734,628) $(79,275)
 Adjustments to reconcile net loss to net cash provided
  by (used in) operating activities:
  Amortization of deferred compensation and other non-
   cash compensation.....................................      8,692       765
  Depreciation and amortization..........................     30,771     9,538
  Costs and amortization of distribution agreements......     77,655    46,790
  Amortization of goodwill and other intangible assets...    606,751        --
  Accretion of discount on convertible debentures........      5,175        --
  Recognized non-cash gain on investment.................    (12,558)       --
  Purchased in-process research and development..........     34,400        --
  Equity in losses of affiliated companies...............      3,618        --
 Changes in assets and liabilities:
    Accounts receivable..................................    (25,697)   (5,794)
    Other assets.........................................     (2,924)   (4,739)
    Accounts payable.....................................     23,251     4,019
    Other liabilities....................................     30,624     1,082
    Customer deposits....................................      9,867     3,113
                                                          ----------  --------
      Net cash provided by (used in) operating
       activities........................................     54,997   (24,501)
Cash used in investing activities:
 Purchases of investments................................   (355,198)  (86,055)
 Sales and maturities of investments.....................    155,664    63,613
 Purchases of property, equipment and improvements.......    (46,079)  (11,751)
 Acquisition of Excite, net of cash received.............     34,341        --
                                                          ----------  --------
      Net cash used in investing activities..............   (211,272)  (34,193)
Cash flows provided by financing activities:
 Proceeds from issuance of common stock..................     39,006   128,297
 Payments on capital lease and other financing
  obligations............................................    (21,249)   (8,979)
 Repayment of notes receivable from stockholders.........         --       294
                                                          ----------  --------
      Net cash provided by financing activities..........     17,757   119,612
                                                          ----------  --------
Net (decrease) increase in cash and cash equivalents.....   (138,518)   60,918
Cash and cash equivalents at beginning of period.........    300,702    44,213
                                                          ----------  --------
Cash and cash equivalents at end of period............... $  162,184  $105,131
                                                          ==========  ========
Non-cash financing activities:
 Issuance of common stock in connection with the
  acquisition of Excite.................................. $7,165,646  $     --
                                                          ==========  ========
 Issuance of common stock warrants in connection with
  distribution agreements................................ $  187,588  $ 83,320
                                                          ==========  ========
 Issuance of common stock warrants to joint venture
  partner................................................ $    2,112  $     --
                                                          ==========  ========
 Property and equipment acquired under capital leases and
  other financing obligations............................ $   47,155  $  8,969
                                                          ==========  ========
Supplemental cash flow disclosure:
 Cash paid for interest.................................. $    9,170  $  1,676
                                                          ==========  ========

                            See accompanying notes.

                              AT HOME CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1. Summary of Significant Accounting Policies

 The Business

   At Home Corporation ("Excite@Home" or "the Company"), incorporated in the state of Delaware on March 28, 1995, is a global media company that provides consumers with high speed, high bandwidth Internet connectivity and content and interactive services available on multiple bandwidth platforms. Our @Home service provides broadband Internet access from consumers' homes over the cable television infrastructure and offers end-to-end managed connectivity services for businesses over both cable and digital telecommunications lines. Our media and marketing services include the Excite Network, a leading consumer Internet portal and MatchLogic, a targeted advertising platform. The Excite Network offers search, content, community, communications services and commerce functionality to Internet users. Excite's media services focus on comprehensive navigation, global reach and personalization technology to attract and retain users and achieve market share. MatchLogic, a subsidiary of Excite, is a proprietary advertising distribution platform, that provides advertisers with targeted ad campaign management designed to improve the effectiveness of their advertising campaigns.

 Basis of Presentation

   The unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the interim periods presented. All significant intercompany transactions and balances have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 1999. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company's audited consolidated financial statements and notes as included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998 as filed with the Securities and Exchange Commission on April 27, 1999.

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

   Revenues from the exchange of advertising services for advertising in other media are recognized during the period in which the services are provided and are recorded at the fair value of the services provided.

 Segment Reporting

   Since the Company's acquisition of Excite in May 1999, the Company operates in two significant business segments, media and advertising services and subscriber network services. For internal reporting purposes the Company separately reports revenues primarily for these two segments as presented in
Note 7. Costs and expenses, loss from operations, net loss and assets and liabilities are not reported by business segment.

 Stock Split

   In May 1999, the Company's stockholders approved a two-for-one split of the Company's common stock, which occurred on June 16, 1999 to stockholders of record on June 2, 1999. All of the common stock share and per share data have been adjusted to retroactively reflect this stock split.

 Per Share Data

   Basic and diluted net loss per share is computed using the weighted average number of common shares outstanding during the period. The effect of all convertible debt, warrants and employee stock options has been excluded from the computation of diluted loss per share because all such securities are anti-dilutive for all periods presented. The following table sets forth the computation of basic and diluted loss per share:

                                      Three Months Ended   Nine Months Ended
                                        September 30,        September 30,
                                      -------------------  -------------------
                                        1999       1998      1999       1998
                                      ---------  --------  ---------  --------
                                      (in thousands, except per share data)
Net loss............................. $(498,560) $(23,287) $(734,628) $(79,275)
                                      =========  ========  =========  ========
  Weighted average shares
   outstanding.......................   368,430   240,642    303,131   238,314
  Weighted average shares issued and
   outstanding subject to repurchase
   agreements........................    (5,545)  (10,496)    (6,129)  (12,136)
                                      ---------  --------  ---------  --------
Shares used in net loss per share
 calculations........................   362,885   230,146    297,002   226,178
                                      =========  ========  =========  ========
Basic and diluted net loss per
 share............................... $   (1.37) $  (0.10) $   (2.47) $  (0.35)
                                      =========  ========  =========  ========

 Reclassifications

   Certain previously reported amounts have been reclassified to conform to the current year's presentation.

2. Business Combination--Excite, Inc.

   On May 28, 1999, the Company completed its acquisition of Excite, Inc. ("Excite") a publicly-held global Internet media company that offered consumers and advertisers comprehensive Internet navigation services with personalization capabilities and specializes in the delivery of targeted marketing solutions through its subsidiary MatchLogic, Inc. ("MatchLogic"). The acquisition was accomplished through a merger of Excite with and into a wholly-owned subsidiary of the Company. The total purchase consideration of approximately $7,231 million was based on: the fair value of the Company's Series A common stock issued; stock option, stock purchase plan and warrant obligations assumed; and merger-related costs. At the closing, the Company issued approximately 116 million shares of its Series A common stock valued at approximately $6,051 million as of the announcement date, based on an exchange ratio of 2.083804 shares of the Company's Series A common stock for each outstanding share of Excite common stock, adjusted to reflect the two-for-one split of the Company's common stock on June 16, 1999. The Company assumed outstanding options to purchase Excite common stock, which were converted into options to acquire approximately 26 million shares of the Company's Series A common stock, with a fair value of approximately $1,105 million, based on the same exchange ratio, subject to the terms and conditions, including exercisability and vesting schedules, of the original options. The Company also assumed outstanding warrants and debt instruments convertible into approximately 232,000 shares of Excite common stock, with a fair value of approximately $10 million, which were converted into warrants and debt instruments that may be converted into the Company's Series A common stock according to the same exchange ratio. In addition, the Company incurred merger-related costs of approximately $65 million, which were included in the purchase consideration. These merger related costs primarily consisted of investment banking fees, severance and stock compensation to certain employees and other professional fees.

   This transaction was accounted for as a purchase. Accordingly, the total purchase consideration of $7,231 million was allocated to the estimated fair value of the assets acquired and liabilities assumed based on their estimated fair values as of the date of the acquisition. Goodwill and other intangible assets are being amortized on a straight-line basis over approximately four years.

 Purchase Price Allocation

   The purchase consideration was allocated to the assets acquired and liabilities assumed based on fair values as follows (in millions):

       Current Assets................................................... $  180
       Goodwill.........................................................  6,727
       Other intangibles assets.........................................    257
       Other non-current assets.........................................    139
       Purchased in-process research and development....................     34
       Liabilities assumed..............................................   (106)
                                                                         ------
           Total purchase consideration................................. $7,231
                                                                         ======

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

 Pro Forma Results of Operations

   The following unaudited pro forma condensed financial information presents the combined results of operations of the Company and Excite, including the amortization of goodwill and other intangible assets and a charge for in-process research and development, as if the acquisition had occurred at the beginning of each period presented.

                                                         Nine Months Ended
                                                           September 30,
                                                      ------------------------
                                                         1999         1998
                                                      -----------  -----------
                                                       (in thousands, except
                                                      per share information)
Pro forma revenues................................... $   291,742  $   128,818
                                                      ===========  ===========
Pro forma net loss................................... $(1,506,534) $(1,476,270)
                                                      ===========  ===========
Pro forma basic and diluted net loss per share....... $     (4.18) $     (4.32)
                                                      ===========  ===========
Shares used in pro forma per share calculations......     360,306      341,617
                                                      ===========  ===========

   The pro forma results of operations are not necessarily indicative of the results that would have occurred had the merger occurred at the beginning of each year presented, and are not intended to be indicative of future results of operations.

3. Investments in Affiliated Companies

   In May 1999, in connection with the acquisition of Excite, approximately $21.0 million of the purchase price was allocated to investments of Excite's affiliated companies based on the fair value of these investments at the date of acquisition. Investments in affiliated companies represent investments in joint ventures and privately held companies, including a joint venture with Rogers Media, Inc., a related party. The Company's equity interest in these affiliated companies ranges from 22% to 50%. These investments are accounted for under the equity method. The equity losses of affiliated companies for the three and nine months ended September 30, 1999 were $2.9 million and $3.6 million, respectively, which represents the Company's share of the losses in the joint ventures and privately held companies.

 At Home Australia

   In June 1999, the Company and Optus Vision Pty Ltd. ("Optus") entered into a joint venture agreement to form At Home Network Australia Pty Ltd. ("At Home Australia"). At Home Australia, which is owned 50% by the Company and 50% by Optus. At Home Australia will conduct a business consisting of the production, packaging, marketing, distribution and support of the Company's broadband Internet service for delivery to residential, small office and home office customers in Australia. The Company and Optus have committed to provide initial start-up capital for the venture, and the Company will also provide the core technology, related services and brand name. In addition, through a separate management services agreement, the Company has agreed to provide certain consulting services to At Home Australia for which the Company will be reimbursed on a cost plus basis. The Company and Optus will each initially contribute a total of approximately $2.6 million (or 4 million Australian Dollars) to At Home Australia and each may be additionally required to contribute approximately $18.3 million (or 28 million Australian Dollars). The Company may elect to bring additional partners into the joint venture to fund its commitments to At Home Australia.

The Company accounts for its interest in the joint venture under the equity method.

 At Home Japan

   On August 26, 1999, the Company, Jupiter Telecommunications Co., Ltd. ("J-COM") and Sumitomo Corporation ("SC") entered into a joint venture agreement to form At Home Japan Limited ("At Home Japan"). At Home Japan is indirectly owned 43% by the Company, 36% by J-COM and 21% by SC. At Home Japan will conduct a business consisting of the production, packaging, marketing, distribution and support of the Company's broadband Internet service for delivery to residential, small office and home office customers in Japan. The Company has licensed to At Home Japan certain of its core technologies for the Company's broadband Internet Service and brand name and in addition, through a separate management services agreement, has agreed to provide certain consulting services to At Home Japan for which the Company will be reimbursed on a cost plus basis. Each of At Home, J-COM and SC have agreed to contribute their pro-rata share of up to a maximum of approximately $74.9 million (or 7.8 billion
Yen), which funds, if required, may be drawn upon in such amount and at such times as determined by the board of directors of At Home Japan. The Company's pro-rata funding obligations to At Home Japan are approximately $32.6 million (or 3.4 billion Yen). Under certain circumstances, the Company may sell up to fifty percent of its interest in At Home Japan. The Company accounts for its interest in At Home Japan under the equity method.

   In connection with the joint venture agreement with J-COM and SC, the Company issued performance based warrants to purchase a total of 600,000 and 300,000 shares, respectively, of its Series A common stock at an exercise price of $32.50 per share. These warrants become exercisable if and when J-COM or SC meet certain subscriber and other milestones. As of September 30, 1999, these warrants were exercisable as to 100,000 shares. The Company recorded $2.1 million as an additional non-cash investment in the joint venture based on the fair value of the exercisable warrants.

 At Home Solutions

   In May 1999, the Company and Motorola, Inc. invested in a joint venture known as At Home Network Solutions, Inc. ("Solutions"). On July 16, 1999, Cisco Systems, Inc. and General Instrument Corporation also invested in Solutions. Currently, the Company owns approximately 46% of Solutions and each of Motorola, Cisco and General Instrument (collectively, the "Stockholders") owns approximately 18% of Solutions. The business of Solutions consists of the production, packaging, marketing, distribution and support of the Company's broadband Internet service for delivery by small and medium sized cable operators to residential, small office and home office customers in the United States. In connection with the formation of Solutions, the Company has licensed to Solutions certain of its core technologies, related services and brand name. The Company accounts for its interest in Solutions under the equity method.

   The Company has an option, for a three-year period commencing April 1, 2002, to purchase the interest owned by each of the Stockholders in Solutions at its then fair market value. If the Company does not exercise the purchase option, each Stockholder will have the right to sell its interest in Solutions to the other Stockholders, or the Stockholders collectively will have the right to require Solutions to register the sale of their interests to the public or collectively to purchase the Company's interest in Solutions for a nominal price.

4. Other Investments

   As of September 30, 1999, other investments totaled $154.3 million. During the nine months ended September 30, 1999, the Company invested approximately $52.0 million in equity instruments of privately and publicly held companies. In addition, the Company acquired approximately $60 million of other investments in connection with the acquisition of Excite in May 1999. The Company owns less than a 20% equity interest in any of these companies and does not have the ability to exercise significant influence. Investments in privately-held companies are accounted for under the cost method of accounting. Unrealized gains and losses on investments in publicly held companies are presented as a component of accumulated other comprehensive income.

   In February 1999, the Company recorded a $12.6 million one-time gain on an investment in a privately held company due to the investee being acquired for common stock by a publicly traded company.

5. Commitments and Contingencies

   In December 1998, the Company entered into an agreement with AT&T to create a nationwide network utilizing AT&T's backbone. At September 30, 1999, the Company had payments remaining of $34.0 million in 1999 and $45.0 million in 2000.

   Sheldon Pittleman and Ralph Zonies each filed derivative lawsuits on behalf of the Company against AT&T and Messrs. Armstrong, Petrillo, Roberts, Woodrow, Doerr, Hearst, Bell, Malone, Shaw and Jermoluk, who are the Company's directors, in the Court of Chancery of the State of Delaware on October 15, 1999. The Company is named as a nominal defendant in each complaint. Each complaint alleges breaches of fiduciary duty to the Company and its public stockholders. As of the date of this report, the Company had not yet filed responsive pleadings in either matter. Mr. Pittleman and Mr. Zonies each seeks an injunction requiring the Company to alter its corporate governance, including appointing new, unaffiliated directors, damages, costs and attorneys' fees.

   GTE Internetworking Incorporated and GTE Intelligent Network Services Incorporated filed a lawsuit against TCI, Comcast Corporation and the Company in the United States District Court for the Western District of Pennsylvania on October 25, 1999. The complaint alleges violations of the federal antitrust laws. GTE is seeking an injunction prohibiting continued performance under the Company's exclusive arrangements with its cable partners, damages, costs and attorneys' fees. Although the Company has not yet filed responsive pleadings in this matter, the Company intends to defend itself vigorously. However, if the Company does not prevail in this action, its cable partners, when providing high speed data transport to residential consumers, may be required to offer the services of other Internet service providers in addition to the @Home service. The Company may also be required to pay substantial damages. Either of these results could seriously harm the Company's business, and could encourage others to initiate litigation on similar legal theories in the future.

   The Company cannot assure that it will prevail in any litigation. Regardless of the outcome, any litigation may require the Company to incur significant litigation expenses and may result in significant diversion of management. An unfavorable outcome may have material adverse effect on the Company's financial position or results of operations.

6. Stockholders' Equity

   In October 1997, the Company entered into a distribution agreement with Cablevision Systems Corporation ("Cablevision"), and certain related entities. The exclusivity obligations in favor of the Company expire in June 2002, and may be terminated sooner under certain circumstances. These exclusivity obligations also are subject to exceptions that would permit Cablevision to engage in certain activities, which may compete, directly or indirectly, with the activities of the Company.

   The agreement provided for the issuance to Cablevision and certain related entities of a warrant to purchase up to 15,751,568 shares of the Company's Series A common stock at an exercise price of $0.25 per share (the "Warrant"). The Warrant was immediately exercisable, subject to the receipt of all necessary governmental consents or approvals, all which have been obtained. During the year ended December 31, 1997, the Company recorded the fair value of the Warrant, $172.6 million as distribution agreements, which is being amortized ratably over 56 months, the remaining term of the exclusivity obligations. The Agreement also provided for the issuance of an additional warrant to Cablevision and CSC Parent to purchase up to 6,142,304 shares of the Company's Series A common stock at an exercise price of $0.25 per share under certain conditions (the "Contingent Warrant"). The Contingent Warrant is exercisable and becomes exercisable as and to the extent certain cable television systems are transferred from AT&T and its controlled affiliates to Cablevision and certain related entities. During the year ended December 31, 1998, the Contingent Warrant became exercisable for 4,711,028 shares of Series A common stock. The Company recorded the fair value of the Contingent Warrant, $74.5 million as distribution agreements, which is being amortized ratably over 51 months, of the then remaining term of the exclusivity obligations. As of September 30, 1999 and December 31, 1998, accumulated amortization of the distribution agreement related to Cablevision totaled $101.7 million and $60.8 million, respectively.

   In connection with distribution agreements with Rogers Cablesystems Limited ("Rogers") and Shaw Cablesystems Limited ("Shaw") in March 1998, the Company issued performance based warrants to purchase a total of 10,000,000 shares of its Series A common stock at an exercise price of $5.25 per share. These warrants become exercisable if and when Rogers or Shaw meet certain subscriber milestones. As of September 30, 1999, these warrants were exercisable as to 1,846,760 shares. In connection with these distribution agreements the Company recorded non-cash charges to operations of $23.2 million and $69.9 million for the three and nine months ended September 30, 1999, respectively.

   In connection with distribution agreements with certain other cable operations, the Company issued performance based warrants, in May and June 1998 and January and March 1999 to purchase a total of 10,544,200 and 6,060,000 shares, respectively, of its Series A common stock at an exercise price of $5.25 to $23.13 per share. In the event and to the extent the performance milestones are met, the Company will record the fair value of the warrants as distribution agreements in future periods. The distribution agreements will be amortized ratably over the remaining term of the respective exclusivity agreement. During the nine months ended September 30, 1999, warrants to purchase 1,951,486 shares became exercisable. The Company recorded the fair value of the warrants totaling $187.6 million as distribution agreements, which is being amortized over the remaining life of the distribution agreements, approximately five years. As of September 30, 1999, accumulated amortization of the distribution agreement totaled $11.9 million.

7. Revenues

                                                 Three Months     Nine Months
                                               Ended September  Ended September
                                                     30,              30,
                                               ---------------- ----------------
                                                 1999    1998     1999    1998
                                               -------- ------- -------- -------
                                                        (in thousands)
Revenues:
  Media and advertising services.............. $ 75,610 $ 1,714 $121,514 $ 3,239
  Subscriber network and other services.......   36,952  12,101   86,688  25,569
                                               -------- ------- -------- -------
  Total revenues.............................. $112,562 $13,815 $208,202 $28,808
                                               ======== ======= ======== =======

   Revenues from related parties include revenues earned for consulting services rendered to our joint ventures, reimbursed on a cost plus basis, and revenues from cable system operators for development fees for set-top devices and @Work services and for providing support services, such as customer support, local area content and pre-commercial deployment fees. Revenues from related parties were $8.9 million and $21.3 million for the three and nine months ended September 30, 1999, respectively, and $2.9 million and $6.1 million for the comparable periods in 1998. Revenues earned for consulting services rendered to our joint ventures totaled $3.0 million and $6.2 million for the three and nine months ended September 30, 1999, respectively, and for the comparable periods in 1998 were not significant.

   The Company has made strategic investments in several companies, some of which the Company expects to earn revenues equal to or in excess of its cash investment. Revenues from these companies were $5.7 million and $13.4 million for the three and nine months ended September 30, 1999, respectively. Revenues from these companies were $482,000 for the three and nine months ended September 30, 1998.

   Revenues from the exchange of media and advertising services for advertising in other media were less than 10% of total revenues for the three and nine months ended September 30, 1999 and 1998. Revenues from these exchanges are recorded at the fair value of the services provided.

8. Comprehensive Loss

   The components of the Company's comprehensive loss for each period presented are as follows:

                                  Three Months Ended     Nine Months Ended
                                    September 30,          September 30,
                                 ---------------------  ---------------------
                                    1999       1998        1999       1998
                                 ----------  ---------  ----------  ---------
                                              (in thousands)
Net loss........................ $ (498,560) $ (23,287) $ (734,628) $ (79,275)
Unrealized gain (loss) on
 investments....................    (46,426)    (2,037)     23,305        938
                                 ----------  ---------  ----------  ---------
Comprehensive loss.............. $ (544,986) $ (25,324) $ (711,323) $ (78,337)
                                 ==========  =========  ==========  =========

9. Subsequent Events

 Pending Acquisition of Bluemountain.com

   On October 23, 1999, the Company and Hartford House, Ltd. a Delaware corporation ("Hartford House"), the operator of the Bluemountain.com web site, entered into a merger agreement. Bluemountain.com provides web-based greeting cards. In the merger, the Company will pay $350 million in cash and issue shares of the Company's newly-created non-voting convertible preferred stock valued at approximately $430 million to the stockholders of Hartford House. The preferred stock will be automatically convertible into approximately 11 million shares of the Company's Series A common stock as the restrictions on resale lapse. The Company will assume options to purchase shares of Hartford House common stock, which will become exercisable for shares of our Series A common stock. This acquisition will be accounted for as a purchase.

   If the Bluemountain.com web site achieves certain performance goals, the Company will be obligated to issue additional shares of the Company's Series A common stock to Hartford House stockholders having a total value of up to $270 million and will issue additional shares to be allocated to holders of assumed or exercised Hartford House stock options.

 Acquisition of iMALL

   On October 27, 1999, the Company completed the acquisition of iMALL, Inc., a Nevada corporation ("iMALL"), for an aggregate of approximately 9.4 million shares of Series A common stock with an approximate fair value of $347 million. The Company also assumed iMALL's outstanding options and warrants and issued to First Data Corporation, a former stockholder of iMALL, a warrant to purchase
2.3 million shares of the Company's Series A common stock at an exercise price of $36.96 per share. This warrant will expire on October 30, 2003. iMALL provides electronic commerce services and solutions to small and medium-sized businesses, enabling them to sell their products over the Internet. This acquisition will be accounted for as a purchase.

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

Overview

   At Home Corporation, or "Excite@Home" is a global media company that provides consumers with high speed, high bandwidth Internet connectivity and content and interactive services available on multiple bandwidth platforms. Our @Home service provides broadband Internet access from consumers' homes over the cable television infrastructure and offers end-to-end managed connectivity services for businesses over both cable and digital telecommunications lines. Our media and marketing services include the Excite Network, a leading consumer Internet portal and MatchLogic, a targeted advertising platform. The Excite Network offers search, content, community, communications services and commerce functionality to Internet users. Excite's media services focus on comprehensive navigation, global reach and personalization technology to attract and retain users and achieve market share. MatchLogic, a subsidiary of Excite, is a proprietary advertising distribution platform, that provides advertisers with targeted ad campaign management designed to improve the effectiveness of their advertising campaigns.

Media and Advertising Services

   The Excite Network contains a rich suite of specialized narrowband and broadband information services, organized under numerous topical channels that combine proprietary search technology as well as content, community features and information management services. The Excite Network has consistently ranked as one of the top ten destinations on the Internet and during September 1999, reached over 15 million unique users and delivered over 89 million average daily page views as reported by Media Metrix. We provide our consumers compelling broadband content from our content partners which include Intuit, Sportsline, Tickets.com and WebMD. For advertisers, we offer a variety of broadband and narrowband advertising options including banner advertising and sponsorships, allowing them to develop an advertising plan designed to optimize their reach, frequency of exposure and consumer response.

Subscriber Network Services

   We are the leading provider of broadband Internet services over the cable television infrastructure to consumers, with over 840,000 subscribers worldwide as of September 30, 1999. The @Home service enables subscribers to access all Internet content and services at transmission speeds of up to 50 times faster than typical 56.6 kilobits per-second dial-up connections, provides an "always on" connection and delivers rich multimedia programming. The service allows subscribers to connect to our proprietary network, a high-speed "parallel" Internet, via cable modem. The foundation of the @Home service is our scalable, distributed intelligent network architecture that optimizes traffic routing, improves security and consistency of service and facilitates end-to-end network management. Our network consists of a dedicated, national, high bandwidth, fiber optic backbone and local hybrid fiber coaxial, or HFC, cable networks, owned and operated by our cable affiliates, which connect to our backbone at the cable head-end. Through our relationships with 23 cable partners, we have access to over 72 million homes worldwide as of September 30, 1999. Of these homes, approximately 21 million were passed by upgraded two-way cable capable of carrying our broadband service. Our cable partners currently include AT&T, Comcast Corporation, Cox Communications, Cablevision Systems Corp., Rogers Cablesystems Limited, Shaw Cablesystems Limited and others.

   We offer our @Work service which, offers commercial customers high-speed end-to-end managed connectivity, Web hosting, virtual private networking and telecommuting over digital telecommunications lines, HFC cable and digital subscriber lines, leveraging the same national transport facilities and other infrastructure as is used by the @Home service. As of September 30, 1999, we were providing @Work Internet services to approximately 4,200 customers.

 Proposed Acquisition of Bluemountain.com

   On October 23, 1999, Excite@Home and Hartford House, Ltd. a Delaware corporation ("Hartford House"), the operator of the Bluemountain.com web site, entered into an Agreement and Plan of Merger. The Company will issue shares of its newly-created non-voting convertible preferred stock, convertible into approximately 11 million shares of Series A common stock and pay $350.0 million in cash to the stockholders of Hartford House and Hartford House will merge into Excite@Home. The preferred stock will be automatically convertible into our Series A common stock as restrictions on resale lapse. We will assume options to purchase shares of Hartford House common stock. The merger is subject to customary closing conditions, including regulatory approvals. This acquisition will be accounted for as a purchase.

   If certain performance goals related to the Bluemountain.com web site are met, we will be obligated to issue additional shares of our Series A common stock to Hartford House stockholders having an aggregate value of up to $270.0 million and will issue additional shares to be allocated to holders of assumed or exercised Hartford House stock options.

 Acquisition of iMALL, Inc.

   On October 27, 1999, we completed the acquisition of iMALL, Inc., a Nevada corporation, for an aggregate of approximately 9.4 million shares of our Series A common stock. We also assumed iMALL's outstanding options and warrants and issued to First Data Corporation a warrant to purchase 2,300,000 shares of our Series A common stock at an exercise price of $36.96 per share. This warrant will expire on October 30, 2003. iMALL provides electronic commerce services and solutions to small and medium-sized businesses enabling them to sell their products over the Internet. This acquisition will be accounted for as a purchase.

Results of Operations

 Revenues

                                                 Three Months     Nine Months
                                                    Ended            Ended
                                                September 30,    September 30,
                                               ---------------- ----------------
                                                 1999    1998     1999    1998
                                               -------- ------- -------- -------
                                                        (in thousands)
Revenues:
  Media and advertising services.............. $ 75,610 $ 1,714 $121,514 $ 3,239
  Subscriber network and other services.......   36,952  12,101   86,688  25,569
                                               -------- ------- -------- -------
    Total revenues............................ $112,562 $13,815 $208,202 $28,808
                                               ======== ======= ======== =======

   Revenues consist of revenues earned from media and advertising services and subscriber network and other services. Media and advertising revenues primarily consist of revenues from advertising, sponsorship commerce agreements and ad serving and targeting revenues. Subscriber network and other revenues consist primarily of monthly customer subscription revenues from the @Home and @Work services and revenues from cable system operators for providing support services, such as customer support, local area content development and pre-commercial deployment fees. Other services include consulting services provided to our international joint ventures on a cost plus basis and revenues from cable system operators for development fees for set-top devices and @Work services and for providing support services, such as customer support, local area content, and pre-commercial deployment fees.

 Media and advertising revenues

   Media and advertising revenues increased to $75.6 million, or 67% of total revenues, for the three months ended September 30, 1999, from $1.7 million, or 12% of total revenues, for the comparable period of the prior year. Current year to date media and advertising revenues increased to $121.5 million, or 58% of total revenues, from $3.2 million, or 11% of total revenues, for the comparable period of the prior year. The revenue growth during 1999 was primarily attributable to the Excite acquisition. As a result of the acquisition, the traffic on our Internet portals increased to 89 million average daily page views at September 30, 1999 from less than one million for the comparable period in 1998. In addition, the number of advertisers on our Internet portals increased to 2,000 at September 30, 1999 from 40 for the comparable period in 1998. The increase in the number of average daily page views and the number of advertisers on our Internet portals allowed us to substantially increase our narrowband and broadband media and advertising revenues, which were entirely dependent on broadband revenues during 1998. The traffic on our Internet portals increased 10% and our number of advertisers increased 15% from June 30, 1999 to September 30, 1999. We do not believe that it is appropriate to compare our media and advertising revenues from periods subsequent to May 1999 with periods ending prior to that time. In addition, you should not rely upon increases in these revenues from periods prior to May 28, 1999 as an indication of future performance.

 Subscriber network and other revenues

   Subscriber network and other revenues increased to $37.0 million, or 33% of total revenues, for the three months ended September 30, 1999, from $12.1 million, or 88% of total revenues, for the comparable period of the prior year. Current year to date subscriber network and other revenues increased to $86.7 million, or 42% of total revenues, from $25.6 million, or 89% of total revenues, for the comparable period of the prior year.

   Subscriber network and other revenues from the @Home service during the three and nine months ended September 30, 1999 increased from the comparable periods of the prior year as our @Home subscriber base increased 300% to 840,000 at September 30, 1999 from 210,000 at September 30, 1998. @Home subscriber network revenues from United States subscribers and Canadian subscribers represented 78% and 22%, respectively, for the three months ended September 30, 1999. We also had a small number of subscribers through our joint venture in the Netherlands. However, revenues from these subscribers were not significant for the three and nine months ended September 30, 1999.

   Subscriber network and other revenues from the @Work service during the three and nine months ended September 30, 1999 increased from the comparable periods of the prior year as our @Work subscriber base increased 236% to 4,200 at September 30, 1999 from 1,250 at September 30, 1998.

 Revenues from related parties

   Of the total revenues, revenues from related parties were $8.9 million, or 8% of total revenues, for the three months ended September 30, 1999, compared to $2.9 million, or 21% of total revenues, for the comparable period of the prior year. Current year to date revenues from related parties were $21.3 million, or 10% of total revenues, compared to $6.1 million, or 21% of total revenues, for the comparable period of the prior year.

   We have made strategic investments, some of which we expect to earn revenues equal to or in excess of our cash investment. Revenues from these companies were $5.7 million and $13.4 million for the three and nine months ended September 30, 1999, respectively. Revenues from these companies were $482,000 for the three and nine months ended September 30, 1998.

   Revenues from the exchange of media and advertising services for advertising in other media were less than 10% of total revenues for the three and nine months ended September 30, 1999 and 1998. Revenues from these exchanges are recorded at the fair value of the services provided.

Costs and Expenses

   We accounted for the Excite acquisition as a purchase. The costs and expenses from Excite have been included in our results of operations commencing on May 28, 1999. Therefore, we believe that period-to-period comparisons of our historical costs and expenses, in terms of absolute dollars, percentage of total revenues and related proportional percentages, may not be meaningful and should not be relied upon as an indication of our future performance.

                                               Three Months
                                                  Ended       Nine Months Ended
                                              September 30,     September 30,
                                             ---------------- -----------------
                                               1999    1998     1999     1998
                                             -------- ------- -------- --------
                                                       (in thousands)
Cost and expenses:
  Operating costs........................... $ 45,260 $12,256 $ 92,944 $ 30,969
  Product development and engineering.......   16,834   4,588   34,581   12,052
  Sales and marketing.......................   48,179   4,978   81,129   12,834
  General and administrative................    9,028   3,112   19,554    8,911
                                             -------- ------- -------- --------
    Total costs and expenses before cost and
     amortization of distribution agreements
     and acquisition related costs..........  119,301  24,934  228,208   64,766
  Costs and amortization of distribution
   agreements...............................   43,932  13,628   77,655   46,790
  Amortization of goodwill and other
   intangible assets........................  446,647     --   606,751      --
  Purchased in-process research and
   development..............................      --      --    34,400      --
  Costs of business combination.............      922     --    12,603      --
                                             -------- ------- -------- --------
    Total costs and expenses................ $610,802 $38,562 $959,617 $111,556
                                             ======== ======= ======== ========

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

   Operating costs increased to $45.3 million, or 40% of total revenues, for the three months ended September 30, 1999, from $12.3 million, or 89% of total revenues, for the comparable period of the prior year. Current year to date operating costs increased to $92.9 million, or 45% of total revenues, from $31.0 million, or 108% of total revenues, for the comparable period of the prior year. The increase in 1999 was partially attributable to the Excite acquisition, as Excite had a number of network personnel and engineers that continue to work for us. The increase in operating costs in 1999 were attributable to activities in the following proportions for the three and nine months ended September 30, 1999, respectively:

  . approximately 30% and 34% was due to hosting costs for our Internet portals, ad serving and target marketing services which increased with the acquisition of Excite;

  . approximately 26% and 32% was due to maintenance and depreciation of capital equipment and telecommunications costs required for our broadband network;

  . approximately 16% and 13% was due to royalties, license agreements and revenue sharing arrangements for content and other services for our Internet portals, including Excite; and

  . approximately 15% and 14% was due to costs of customer service operations to support a larger subscriber base.

   We expect operating costs will continue to increase in absolute dollars substantially in the future as we continue to make substantial investments in network infrastructure and customer service operations. In addition, due to the acquisition of iMALL, the proposed acquisition of Bluemountain.com and future acquisitions, we anticipate that operating costs will increase due to additional personnel, equipment depreciation, royalties and revenue sharing arrangements.

 Gross Margin

   Gross margins increased to $67.3 million, or 60% of total revenues, for the three months ended September 30, 1999, from $1.6 million, or 11% of total revenues, for the comparable period of the prior year. Current year to date gross margins increased to $115.3 million, or 55% of total revenues, from $(2.2) million, or (8)% of total revenues for the comparable period of the prior year. The increase in gross margins in absolute dollars and as a percentage of revenues in 1999 was primarily due to an increase in media and advertising revenues with historically lower direct costs than subscriber network services from the prior year.

   In the future, the types of advertisements sold and revenue sharing provisions of distribution and content agreements may affect gross margin. We believe the continued expansion of our operations is critical to the achievement of the Company's goals, and we anticipate that costs and expenses to increase in the future although at a slower rate than the expected increase in our revenues. However, our operating results may fluctuate significantly, and revenues may grow at a slower rate than costs and expenses.

 Product development and engineering

   Product development and engineering expenses consist primarily of salaries and related expenses for engineering and editorial personnel, consulting fees, equipment depreciation, supplies and the allocated cost of facilities.

   Product development and engineering expenses increased to $16.8 million, or 15% of total revenues, for the three months ended September 30, 1999, from $4.6 million, or 33% of total revenues, for the comparable period of the prior year. Current year to date product and development and engineering expenses increased to $34.6 million, or 17% of total revenues, from $12.1 million, or 42% of total revenues, for the comparable period of the prior year. The increase in product development and engineering expenses in 1999, attributable to activities in the following proportions for the three and nine months ended September 30, 1999, respectively:

  . approximately 45% and 35% was due to the development and introduction of new services on our Internet portals including Excite;

  . approximately 20% and 28% was due to the continued development of the @Home backbone to incorporate new telecommunications and server technologies and efforts to incorporate Internet technologies into advanced digital set-top boxes; and

  . approximately 17% and 16% was due to the development of ad serving and targeted marketing technologies for advertisers on the Internet.

   We anticipate that product development and engineering expenses will continue to increase in absolute dollars in the future due in part to:

  . increased technology development efforts related to our broadband network, including continuing design and deployment costs and costs related to providing the Excite personalized service or the @Home broadband Internet service;

  . development and introduction of new content and services on our Internet portals, in order to create and maintain brand loyalty among customers and users of our narrowband and broadband Internet services; and

  . additional technology development efforts in the integration of acquired technologies from Excite, iMALL and other companies acquired in the future.

 Sales and marketing

   Sales and marketing expenses consist primarily of personnel costs, commissions, promotional and advertising expenses and agency and consulting fees. For our media and advertising services, we have a direct sales force to sell banner advertisements and sponsorships on the Excite Network and the @Home broadband Internet service to advertisers and advertising agencies. For our subscriber network services, we currently rely on our cable partners to sell the @Home broadband Internet service. In addition, we have engaged in nationwide marketing of the service through promotional activities and retail initiatives. We also incur promotional and advertising expenses as we promote our brands and introduce new services in order to create and maintain brand loyalty among customers.

   Sales and marketing expenses increased to $48.2 million, or 43% of total revenues, for the three months ended September 30, 1999, from $5.0 million, or 36% of total revenues, for the comparable period of the prior year. Current year-to-date sales and marketing expenses increased to $81.1 million, or 39% of total revenues, from $12.8 million or 45% of total revenues, for the comparable period of the prior year. The increase in 1999 was primarily attributable to the Excite acquisition, as Excite maintains a direct sales force and engages in a number of marketing activities to promote its brands and customer loyalty. The increase in sales and marketing expenses in 1999 were attributable to activities in the following proportions for the three and nine months ended September 30, 1999, respectively:

  . approximately 40% and 37% was due to promotional and advertising expense;

  . approximately 24% and 19% was due to advertising sales activities for the generation of media and advertising revenues;

  . approximately 17% and 16% was due to sponsorship and content arrangements for the continued expansion of our Internet portals' market reach and number of users; and

  . approximately 4% and 5% was due to @Home subscriber acquisitions.

   We expect sales and marketing expenses will continue to increase in absolute dollars in the future primarily due to personnel and other costs related to:

  . direct sales force to sell banner advertisements and sponsorships on the Excite Network and the @Home broadband service to advertisers and advertising agencies;

  . promotional and advertising expenses in an effort to create and maintain brand loyalty among customers and expand market reach;

  . sponsorship and content arrangements; and

  . @Home and @Work subscriber acquisition related marketing activities, including expanded retail initiatives.

 General and administrative

   General and administrative expenses consist primarily of administrative and executive personnel costs, fees for professional services and the costs of computer systems to support our operations.

   General and administrative expenses increased to $9.0 million, or 8% of total revenues, for the three months ended September 30, 1999, from $3.1 million, or 23% of total revenues, for the comparable period of 1998. Current year to date general and administrative expenses increased to $19.6 million, or 9% of total revenues, from $8.9 million, or 31% of total revenues, for the comparable period of the prior year. The increase in 1999 was partially attributable to the Excite acquisition, as Excite had a number of general and administrative personnel who continue to work for us. The increase in 1999, was attributable to the addition of personnel, expenditures related to facilities and information technology to support the expansion and infrastructure of our operations.

   We anticipate that general and administrative expenses will continue to increase in absolute dollars in the future as we expand our administrative and executive staff, add infrastructure and assimilate acquired businesses.

 Cost and amortization of distribution agreements

   Cost and amortization of distribution agreements consist primarily of charges and amortization related to warrants to purchase our Series A common stock issued in connection with distribution agreements with some of our cable partners, a portion of which vest based on their future performance in connection with distributing our broadband Internet services. Cost and amortization of distribution agreements increased in the three months ended September 30, 1999 to $43.9 million, from $13.6 million for the comparable period of the prior year. Current year to date cost and amortization of distribution agreements increased to $77.7 million, from $46.8 million for the comparable period of the prior year. The increased cost and amortization of distribution agreements for 1999 was primarily attributable to the amortization of cable partner distribution agreements and charges associated with the achievement of performance milestones by some of our cable partners.

   We will incur a minimum of approximately $22.6 million per quarter for amortization of these distribution agreements through the first half of 2002. This amount may increase if AT&T transfers cable systems to Cablevision. In addition, total cost and amortization of distribution agreements may fluctuate significantly each quarter depending upon whether our cable partners achieve performance milestones.

 Amortization of goodwill and other intangible assets

   Amortization of goodwill and other intangible assets for the three and nine months ended September 30, 1999 was $446.6 million and $606.8 million, respectively. During the three and nine months ended September 30, 1999, we incurred charges of $439.9 million and $586.6 million, respectively, relating to the amortization of goodwill and other purchased intangible assets resulting for the Excite acquisition on May 28, 1999. The remaining charges for the three and nine months ended September 30, 1999 of $6.7 million and $20.2 million, respectively, were primarily attributable to the amortization of goodwill and other purchased intangible assets resulting from the acquisition of Full Force in November 1998 and Narrative in December 1998.

   We expect to incur quarterly charges to amortization of goodwill and other intangible assets of approximately $440.0 million related to the acquisition of Excite through the second quarter of 2003 and approximately $6.7 million per quarter related to the acquisitions of Full Force and Narrative through the second quarter of 2002. In addition, we expect to incur additional charges to amortization of goodwill and other intangible assets related to the acquisition of iMALL and Bluemountain.com. In the event of future acquisitions, we anticipate that amortization of goodwill and other intangible assets will increase.

 Purchased in-process research and development

   In connection with the purchase of Excite, we recorded $34.4 million to in-process research and development during the second quarter of 1999. The in-process research and development value was determined by identifying the research projects for which technological feasibility had not been achieved and assessing the date of completion of the research and development effort. This amount represents an allocation of purchase price to six primary projects as follows:

  Search. Within the search group, there were two significant in-process projects, Spider and Directory. The Spider project, otherwise know as Black Widow, is a system to retrieve and manage web documents, maintain rich information about documents and create vertical indices. Black Widow was a complete restructuring of the legacy indexing system and includes Java programming and a distributed PC design. The Spider technology was completed in August 1999. The Directory project categorizes web site and other content and also serves promotional placement within the Excite Network content. Management estimates that the Directory project was approximately 10% complete at the date of acquisition and approximately 80% complete at September 30, 1999. This project is expected to be completed by March 2000.

  Content. The most research and development efforts in the content area centered on completely rewriting Excite's production system in addition to significant development efforts in the feeds platform, page generation, notification, desktop and personalization technologies. A production system allows for the creation of editorial content for a site and the scheduling of content for publication on a live site. Management estimates that the production system was approximately 10% complete at the date of acquisition and approximately 60% complete at September 30, 1999. This project is expected to be completed by March 2000. Management further estimates that the feeds platform was approximately 10% complete at the date of acquisition and approximately 20% complete at September 30, 1999. This project is expected to be completed by September 2000. In addition, management estimates that the notification technology was approximately 10% complete at the date of acquisition and approximately 50% complete at September 30, 1999. This project is expected to be completed by June 2000. The personalization, page generation and desktop technologies were completed by September 1999.

  Communities. In the community area, significant research and development efforts were centered on a platform for writing and aggregating community applications, otherwise know as Throw. Management estimates that this project was approximately 70% complete at the date of acquisition and approximately 90% complete at September 30, 1999. This project is expected to be completed by March 2000. Instant messaging also was an area of significant design activity. Management estimates that this project was approximately 45% complete at the date of acquisition. This technology was replaced by licensed technology before it reached technological feasibility. The new architecture is expected to have features as well as cash flow potential exceeding the original scale. The third area of research and development was the Message Board. Management estimates that this project was approximately 80% complete at the date of acquisition. This project was completed by September 1999.

  Commerce. In the commerce area, a completely new retail product was under development. A new architecture was being developed for retail product searches. Management estimates that this project was approximately 50% complete at the date of acquisition and approximately 80% complete at September 30, 1999. This project is expected to be completed by December 1999.

  PIM. In the PIM area, the significant in-process project is the Organizer. This technology will allow Excite users to access a personalized calendar from any computer with Internet access. Management estimates that this project was approximately 25% complete at the date of acquisition. The project was completed in June 1999.

  Digital Marketing. Within the digital marketing group, there were two significant in-process projects. The @tlantis technology delivers one-to-one video advertising to consumers through cable television. Management estimates that @tlantis was approximately 84% complete at the date of acquisition. A working prototype was completed by September 1999. Concorde is the next generation ad management system for Excite replacing the existing ad management system. Management estimates that Concorde was approximately 21% complete at the date of acquisition and approximately 85% complete at September 30, 1999. This project is expected to be completed by March 2000.

 Estimated Costs

   At the date of acquisition, the expected total costs to complete the six projects were approximately $17.0 million. Based on the progress of the in-process projects management estimates that approximately $3.0 million will be required to complete these projects as of September 30, 1999. The nature of the efforts required developing the acquired in-process technology into technologically feasible and commercially viable products or services includes engineering efforts related to planning, designing and testing. Management expects that the acquired in-process technologies can be successfully developed, but we cannot assure that commercial viability of these products or service will be achieved.

   Development of the technology remains a substantial risk due to the remaining effort to achieve technical feasibility, rapidly changing customer markets and competition from other companies. Additionally, the value of other intangible assets acquired may become impaired. Management believes that the in-process research and development charge of $34.4 million is valued consistently with the SEC staff's view regarding valuation methodologies. We cannot, however, assure that the SEC staff will not take issue with any assumptions used in the valuation model and require us to revise the amount allocated to in-process research and development.

 Value Assigned to In-Process Research and Development

   Purchased in-process technology represents the present value of the estimated after-tax cash flows expected to be generated by the purchased technology, which, at the acquisition date, had not yet reached technological feasibility and had no alternative future uses. The percentage of completion for the technology projects were determined using milestones representing management's estimate of effort, value added and degree of difficulty of the portion of each project completed at the date of acquisition as compared to the remaining research and development to be completed to bring the projects to technical feasibility.

   The cash flow projections for revenues were based on the projected incremental increase in revenue attributable to the in-process technology that the Company will receive as a result of the acquisition. Revenues derived from the in-process technology (excluding digital marketing) were expected to increase through 2001 and then decrease in 2002. No revenue was assigned to in-process technology in 2003 or beyond because 2003 is estimated to be the end of the in-process technology's economic life. Revenues derived from the in-process technology for digital marketing were expected to increase through 2003 and then decrease in 2004. No revenue was assigned to in-process technology in 2005 or beyond because 2005 is estimated to be the end of the in-process technology's economic life. Estimated operating expenses and income taxes were deducted from estimated revenue projections to arrive at estimated after-tax cash flows. Projected operating expenses include:

  . cost of revenues;

  . general and administrative expenses;

  . sales and marketing expenses;

  . and research and development, including estimated costs to maintain the technology once it has achieved technological feasibility.

   Operating expenses were estimated as a percentage of revenue and were based primarily on management projections and industry averages. The discount rate used to discount the net cash flows back to their present values is based on the weighted average cost of capital, or "WACC". Discount rates of 21% to 40% were used for valuing the in-process technology. These discount rates are higher than the implied WACC due to the inherent uncertainties surrounding the successful development of the purchased in-process technology, the useful life of such technology, the profitability levels of such technology, and the uncertainty of technological advances that are unknown at this time. As is standard in the valuation of high growth markets, projected revenues, expenses and discount rates reflect the probability of technical and marketing success.

 Costs of business combinations

   Costs directly associated with the merger with Excite, which do not qualify for inclusion in the purchase consideration, were $922,000 and $12.6 million during the three and nine months ended September 30, 1999, respectively. Such costs for the nine months ended September 30, 1999 included $8.1 million in At Home employee severance and retention costs, $1.1 million of systems integration costs, $1.3 million of professional fees and $2.1 million in other related costs. We expect to continue to incur business combination costs related to the acquisition of iMALL, BlueMountain.com and other companies in the future.

 Interest and other income, net

                                                                 Nine Months
                                          Three Months Ended        Ended
                                             September 30,      September 30,
                                          --------------------  ---------------
                                            1999       1998      1999     1998
                                          ---------  ---------  -------  ------
                                                    (in thousands)
Interest and other income................ $   6,682  $   1,985  $30,704  $4,955
Interest and other expense...............    (4,126)      (525) (10,299) (1,482)
                                          ---------  ---------  -------  ------
  Interest and other income, net......... $   2,556  $   1,460  $20,405  $3,473
                                          =========  =========  =======  ======

   Interest and other income, net increased to $2.6 million for the three months ended September 30, 1999, from $1.5 million for the comparable period of the prior year. Current year to date interest and other income, net, increased to $20.4 million, from $3.5 million for the comparable period of the prior year. The increase in 1999 was due primarily to an increase in interest income earned on higher cash and investment balances as a result of the funds received from our secondary offering in July 1998 and the private offering of convertible subordinated debentures in December 1998. In addition, this increase is also attributable to the recognition of a $12.6 million one-time gain in February on an investment in a privately held company due to the investee being acquired for common stock by a publicly traded company and gains from the sale of equity securities in publicly held companies. The increase in interest and other income was partially offset by interest expense on debt, capital lease and other financing obligations, including convertible subordinated debentures.

 Equity in losses of affiliated companies

                                       Three Months Ended   Nine Months Ended
                                          September 30,       September 30,
                                       -------------------- ------------------
                                         1999       1998      1999      1998
                                       ---------  --------- --------  --------
                                                  (in thousands)
Equity in losses of affiliated
 companies............................ $  (2,876) $     --  $ (3,618) $    --
                                       =========  ========= ========  ========

   In May 1999, in connection with the acquisition of Excite, approximately $21.0 million of the purchase price was allocated to investments of Excite's affiliated companies based on the fair value of these investments at the date of the acquisition. As of September 30, 1999, our investments in affiliated companies were $19.3 million. This balance consists of investments in joint ventures and privately held companies, including a joint venture with Rogers Media, Inc., a related party, which we account for under the equity method. Our equity interest in these affiliated companies' ranges from 22% to 50%. The equity in losses of affiliated companies for the three and nine months ended September 30, 1999 was $2.9 million and $3.6 million. We expect to record increased losses from these affiliated companies during the remainder of 1999.

Liquidity and Capital Resources

   Since inception, we have financed our operations primarily through a combination of private and public sales of equity and convertible debt securities and capital lease and other financing arrangements. At September 30, 1999, our principal source of liquidity was approximately $449.1 million of cash, cash equivalents and short-term cash investments, compared with $419.3 million at December 31, 1998.

                                                       Nine Months Ended
                                                         September 30,
                                                   ---------------------------
                                                     1999       1998    Change
                                                   ---------  --------  ------
                                                        (in thousands)
   Cash and cash equivalents...................... $ 162,184  $105,131    54 %
   Net cash provided by (used in) operating
    activities.................................... $  54,997  $(24,501)  324 %
   Net cash used in investing activities.......... $(211,272) $(34,193)  518 %
   Net cash provided by financing activities...... $  17,757  $119,612   (85)%

 Operating activities

   Net cash provided by operating activities during the nine months ended September 30, 1999 was $55.0 million compared to net cash used in operating activities of $24.5 million for the comparable period of 1998. Net cash provided by operating activities during 1999 reflects a net loss of $734.6 million compared to $79.3 million for the comparable period of the prior year. Non-cash charges, which were charged to operations and included in net loss, but do not require the use of cash, amounted to $754.5 million compared to $57.1 million in the comparable period of the prior year. This increase in non-cash charges during 1999 included: amortization of goodwill and other intangible assets of $586.6 million related to the Excite acquisition in May 1999 and $20.2 million related to the acquisitions of Full Force in November 1998 and Narrative in December 1998; purchased in-process research and development of $34.4 million related to the Excite acquisition; costs and amortization of distribution agreements of $77.7 million and various depreciation and amortization charges of $30.8 million. The increase in cash from operating activities during 1999, included a one-time cash refund of approximately $32.9 million in September 1999 from the termination of Excite's agreement with respect to Netcenter Agreement during the three months ended June 30, 1999, as a result of the acquisition of Netscape by America Online, Inc. Net cash from operating activities after non-cash charges in the nine months ended September 30, 1999 compared to net cash used in operating activities from the comparable period of the prior year also reflects decreases in accounts receivable and other assets, partially offset by decreases in accounts payable, other accrued liabilities and customer deposits.

 Investing activities

   Net cash used in investing activities for the nine months ended September 30, 1999 was $211.3 million compared to $34.2 million for the comparable period of the prior year. The increased use of cash in investing activities during 1999 was attributable to the net purchases of short and long-term investments and the purchases of property, equipment and improvements, partially offset by the cash portion of the purchase consideration for the Excite acquisition in May 1999 of $34.3 million. Capital expenditures have been, and future expenditures are anticipated to be, primarily for facilities and equipment to support expansion of our business and network operations. We expect that our capital expenditures will increase as our business and employee base grows.

 Financing activities

   Net cash from financing activities for the nine months ended September 30, 1999 was $17.8 million compared to $119.6 million for the comparable period of the prior year. Financing activities for the nine months ended September 30, 1999 included $39.0 million from the issuance of common stock and stock option exercises primarily under our equity incentive plans, partially offset by $21.2 million in payments on capital lease and other financing obligations. Financing activities for the nine months ended September 30, 1998, included $126.0 million from our public stock offering in August 1998, partially offset by $9.0 million in payments on capital lease obligations.

 Commitments

   On October 23, 1999, we entered into an agreement with Hartford House to acquire Bluemountain.com for 11,000 shares of our non-voting convertible preferred stock, convertible into approximately 11 million shares of our Series A common stock, and $350.0 million in cash. We may seek alternative financing, such as selling additional equity or debt securities to fund the cash consideration of $350.0 million to the stockholders of Hartford House in connection with this acquisition.

   In December 1998, we entered into an agreement with AT&T to create a nationwide network utilizing AT&T's backbone. At September 30, 1999, we had payments remaining of $34.0 million in 1999 and $45.0 million in 2000.

   In September 1997, we entered into a term loan agreement with Silicon Valley Bank. The term loan, as amended in October 1998, allows us to borrow up to $15.0 million to finance the acquisition of property, equipment and improvements and to collateralize letters of credit. At our option, borrowings under this term loan bear interest either at the bank's prime rate or at LIBOR plus 2.5%. As of September 30, 1999, there were no borrowings under this term loan, although there were outstanding letters of credit in the amount of $2.4 million related to real property transactions. Under the term loan agreement, we are required to meet financial covenants. At September 30, 1999 we were in compliance with these covenants. The term loan expires on October 19, 2002.

   Our corporate headquarters consist of facilities of approximately 500,000 square feet in Redwood City, California, which we occupy under 10 to 15 year leases. Rental payments for these facilities are approximately $1.0 million per month. In addition, we have new facilities under construction of approximately 185,000 square feet on adjacent property. We have leases on these new facilities of up to 15 years in length. Rent under these leases is based on construction costs, and we will pay for some tenant improvements. Occupancy of these new facilities is scheduled to occur early in the year 2000 and will result in estimated additional rental payments of approximately $400,000 per month.

   We will need to obtain financing to cover the cash portion of the purchase price of Bluemountain.com. We believe that, if we are successful in obtaining this financing, we otherwise have the financial resources needed to meet our presently anticipated business requirements, including capital expenditure and strategic operating programs, for at least the next 12 months. Thereafter, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to seek alternative financing, such as selling additional equity or debt securities or obtaining additional credit facilities. However, depending on market conditions, we may consider alternative financing even if our financial resources are adequate to meet presently anticipated business requirements. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. Financing may not be available on terms acceptable to us or at all.

Year 2000 Implications

   Many currently installed computer systems and hardware and software products are coded to accept only two digit entries in the date code field and cannot distinguish 21st century dates from 20th century dates. These date code fields will need to distinguish 21st century dates from 20th century dates and, as a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. Our business is dependent on the operation of numerous systems that may potentially be adversely impacted by Year 2000 related problems. Those systems include, among others:

  . hardware and software systems used by us to deliver our @Home, @Work and narrowband services to our consumers and advertisers, including our proprietary software systems as well as hardware and software supplied by third parties;

  . communications networks, such as the Internet, which we depend on to provide services;

  . the internal systems of our consumers, users and suppliers;

  . the hardware and software systems used internally by us in the management of our business; and

  . non-information technology systems and devices used by us in our business, such as telephone and building systems.

 State of Readiness

   We and our majority shareholder, AT&T, have implemented a six-phase plan to mitigate possible Year 2000 affects on our business and systems. We have designated a Year 2000 project team to develop and implement that plan. This plan has executive sponsorship and is regularly reviewed by senior management. This six-phase plan includes the following:

  . Phase one, awareness: involves increasing company awareness by educating and involving all appropriate levels of management regarding the need to address Year 2000 issues.

  . Phase two, inventory: consists of identifying all of our systems, technology, services and relationships that may be impacted by Year 2000.

  . Phase three, assessment: involves determining our current state of Year
    2000 readiness for those areas identified in the inventory phase and prioritizing areas that need to be addressed.

  . Phase four, remediation: consists of developing a plan and repairing, replacing or retiring those systems identified as needing correction in the assessment phase.

  . Phase five, validation: involves developing test plans, conducting tests and analyzing the results of these tests to assure all key systems are Year 2000 compliant.

  . Phase six, implementation and contingency planning: consists of moving compliant systems back into the production environment and to assure systems' Year 2000 status remains unaffected by subsequent changes. The contingency plan includes developing our response to failure of mission critical systems, and other major risks related to Year 2000 compliance.

   We have completed phases one through four (awareness, inventory, assessment and remediation) and the implementation portion of phase six. Phase five, validation, is substantially complete. The second half of phase six, contingency planning, is scheduled to be complete in early December of 1999.

   As part of the normal course of our operations, we are in the process of transitioning to or implementing new computer software for our billing and network management systems. We are assessing and testing these systems for Year 2000 dependencies and will implement changes to such systems if necessary. The successful implementation of these systems is crucial to the efficient operation of our business. We may not be successful implementing new systems in an efficient and timely manner and the new systems may not be adequate to support our operations. Problems with installation or initial operation of the new systems could cause substantial difficulties in operations planning, business management and financial reporting, which could have a material adverse effect on our business. The cost of bringing our new systems into Year 2000 compliance, if necessary, is not expected to have a material effect on our financial condition or results of operations.

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

   We also rely, both domestically and internationally, upon various vendors, governmental agencies, utility companies, telecommunication service companies, including Internet service and online service providers, delivery service companies and other service providers who are outside our control. Further, we have not fully determined the progress of our joint venture partners and content partners in identifying and addressing systems that may potentially be impacted by Year 2000 related problems. Failure of these parties to become Year 2000 compliant may have a material effect on our business.

 Contingency Plan

   Although we currently expect that the Year 2000 issue will not pose significant operational problems, delays in the implementation of new information systems or a failure to fully identify all Year 2000 dependencies in our existing systems and in the systems of our suppliers could have material adverse consequences. Therefore, we are developing contingency plans to mitigate Year 2000 risks to continuing operations in the event that these problems arise. The contingency plans will identify critical functions, operational recovery timelines and strategies to mitigate the effects of Year 2000 on these critical functions.

 Risks Related to Year 2000 Issues

   Any failure of ours to address Year 2000 issues may have a material adverse affect on our business. These affects may include, but are not be limited to:

  . a reduction in our ability to provide services for our customers such as having specific content or services available;

  . a reduction in our ability to deliver, track and measure Internet advertisements and recognize or process sales;

  . our service could experience outages, delays and other difficulties due to system failures, which may make our services unavailable for consumers; and

  . decreased utilization of our services, which may adversely affect our advertising relationships.

   We are also subject to external forces that generally affect similarly situated business over which we have no control, such as possible interruptions of utility or Internet-related data network services as a result of Year 2000 failures, any of which may have similar material affects.

   Furthermore, Year 2000 issues may affect the purchasing patterns of advertisers as companies expend significant resources to correct their current systems for Year 2000 readiness. These expenditures may result in reduced funds available for Internet advertising or sponsorship of Internet services, which may have a material adverse affect on our financial condition.

   The results of our Year 2000 testing and implementation phase activities and responses received from significant third-party vendors and service providers will be taken into account in determining the nature and extent of any contingency plans.

 Costs

   The costs incurred through September 30, 1999 to support our Year 2000 compliance initiative were approximately $355,000. While Year 2000 costs incurred to date have not been significant, we expect to incur additional $100,000 in costs and expenditures to remedy any Year 2000 related problems. There is risk that additional costs may be incurred, but based on our current knowledge we are unable to fully ascertain those costs.

   The above discussion regarding costs, risks and estimated completion dates for the Year 2000 is based on our best estimates given information that is currently available, and is subject to change.

                                 RISK FACTORS

Risks Related to Excite@Home's Business

   We may fail to integrate our business and technologies with the business and technologies of Excite, Bluemountain.com and the other companies we have recently acquired or may acquire

   We have completed several acquisitions recently, including our recent acquisitions of Excite, Inc. in May 1999 and iMALL, Inc. in October 1999. We have also agreed to acquire Bluemountain.com. We intend to pursue additional acquisitions in the future. If we fail to integrate these businesses, our quarterly and annual results may be adversely affected. Integrating acquired organizations and products and services could be expensive, time-consuming and a strain on our resources. Risks we could face with respect to acquisitions include:

  . the difficulty of integrating acquired technology or content into our services;

  .  the difficulty of assimilating the personnel of the acquired companies;

  . the difficulty of coordinating and integrating geographically-dispersed operations;

  .  our ability to retain customers of an acquired company;

  . the potential disruption of our ongoing business and distraction of management;

  .  the maintenance of brand recognition of acquired businesses;

  . the failure to successfully develop acquired in-process technology, resulting in the impairment of amounts currently capitalized as intangible assets;

  .  unanticipated expenses related to technology integration;

  . the maintenance of uniform standards, corporate cultures, controls, procedures and policies;

  . the impairment of relationships with employees and customers as a result of any integration of new management personnel; and

  .  the potential unknown liabilities associated with acquired businesses.

   Our inability to address any of these risks successfully could harm our business.

   In particular, a current challenge is to integrate the technology platform of the @Home network broadband services with Excite's Internet services and the advertising services of Excite's subsidiary, MatchLogic. Currently, the Excite narrowband services are operated from Excite's network operations centers. Integration of the Excite and MatchLogic services to the @Home network broadband platform poses a number of technical challenges, including difficulties associated with providing regularly updated and personalized content over Excite@Home's broadband services and the difficulties associated with applying the advertising services and targeting technologies from Excite's MatchLogic subsidiary with the Excite@Home broadband services. This is particularly challenging because it is more difficult to provide regularly updated and personalized information from distributed regional data centers, which we rely upon to deliver our broadband services, than it is to deliver services from a central data center, as Excite and MatchLogic currently do, in delivering their narrowband services.

   With respect to any future acquisitions, we may be unable to identify future acquisition targets and we may be unable to complete future acquisitions on reasonable terms. Even if we complete an acquisition, we may have difficulty in integrating it with our current organization, technology and product and services offerings, and any acquired features, functions, products or services may not achieve market acceptance.

   Recently-acquired businesses may not be successful

   We have recently acquired two companies in the early stage of development and with unproven business models.

   iMALL. Prior to August 1998, substantially all of iMALL's revenues were attributable to its seminar business. This business was discontinued in August 1998. iMALL has yet to achieve any significant revenue from its current business of providing turnkey electronic commerce services to online merchants or its other shopping-oriented web sites. A market for iMALL's services may not develop, and iMALL's services may not become widely accepted.

   Bluemountain.com. The proposed acquisition of Bluemountain.com also involves a number of risks. For example, the Bluemountain.com electronic greeting card service currently does not sell advertising on its web sites. Bluemountain.com users may not accept a service that displays advertising. Bluemountain.com users may not continue to use the Bluemountain.com service for other reasons. For instance, competitive electronic greeting card sites have increased in popularity. Also, the popularity of electronic greeting card services could decline generally. Additionally, advertisers may not choose to advertise on the Bluemountain.com service if users do not accept advertising or purchase goods or services on Bluemountain.com in sufficient quantities.

   We have incurred and expect to continue to incur substantial losses

   At Home Corporation was incorporated in March 1995, commenced operations in August 1995, and has incurred net losses in each fiscal period since its inception. As of September 30, 1999, we had an accumulated deficit of $961.8 million. Excite, Inc., which we acquired in May 1999, had never been profitable and Bluemountain.com, which we agreed to acquire in October 1999, has never realized any significant revenues. In addition, we currently intend to increase capital expenditures and operating expenses in order to expand our network and to market and provide our broadband services to potential subscribers as well as to market our narrowband services. As a result of the acquisitions of Excite and iMALL and the proposed acquisition of Bluemountain.com, we anticipate that we will incur substantial non-cash charges relating to the amortization of goodwill and other intangible assets in future periods. Therefore, we anticipate that we will incur net losses for the foreseeable future.

   Our quarterly operating results may fluctuate because of a number of factors

   Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. These factors include:

  . the level of usage of the Internet in general and portal web sites in particular;

  .  subscriber growth rates and prices charged by our cable partners;

  .  demand for Internet advertising;

  .  the addition or loss of advertisers;

  . the level of user traffic on our web sites used for our narrowband services;

  . the mix of types of advertising we sell, such as the mix of targeted advertising as compared to general rotation advertising;

  . the amount and timing of capital expenditures and other costs relating to the expansion of our operations;

  .  the introduction of new products or services by us or our competitors;

  .  pricing changes for Internet-based advertising;

  .  the timing of marketing expenditures to promote our brands;

  .  costs incurred with respect to acquisitions; and

  .  general economic conditions.

   Our expense levels are based in part on expectations of future revenue and, to a large extent, are fixed. We may be unable to adjust spending quickly enough to compensate for any unexpected revenue shortfall.

   Our Internet advertising revenue is subject to seasonal fluctuations. Historically, advertisers spend less in the first and third calendar quarters, and user traffic for our narrowband services has historically been lower during the summer and during year-end vacation and holiday periods.

   Due to all of the foregoing factors and the other risks described in this section, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance, particularly in light of the number of acquisitions we have completed. It is possible that in some future periods our results of operations may be below the expectations of public market analysts and investors. In this event, the price of the notes or our Series A common stock may fall.

  If we do not develop new and enhanced features, products and services for our narrowband and broadband services, we may not be able to attract and retain a sufficient number of users

   Because of the competitiveness of our market, we believe it is important to introduce additional or enhanced features, products and services in the future in order to differentiate our services and retain our current users and attract new users. If we introduce a feature, product or service that is not favorably received by our current users, they may not continue using our services as frequently and they may choose a competing service.

   We must also continually enhance our products and services to incorporate rapidly changing Internet technologies. We could incur substantial development costs if we need to modify our products, services or infrastructure to adapt to changes in Internet technologies. Our business could be harmed if we incur significant costs to adapt to these changes. If we cannot adapt to these changes, users may discontinue using our services.

   We may also experience difficulties that could delay or prevent us from introducing new features, products or services. Furthermore, these features, products or services may contain errors that are discovered after the feature, product or services are introduced. We may need to modify the design of them significantly to correct these errors. In addition, we must consult with and involve our principal cable partners in the development and design of new features, products or services for our broadband services. Therefore, the process of introducing new broadband features, products and services is time consuming and if our principal cable partners object to a new feature, product or service, we could be prohibited from offering it in particular areas. Our business could be adversely affected if we experience difficulties in introducing new products and services or if users do not accept these new products or services.

  We depend on the sale of advertisements on our services, and if online advertising does not become accepted, our business would be harmed

   We expect to derive a substantial amount of our revenues from the sale of advertising on our services for the foreseeable future. No standards have been widely accepted to measure the effectiveness of online advertising. If standards do not develop, existing advertisers may not continue their current levels of online advertising. Furthermore, advertisers that have traditionally relied upon other advertising media may be reluctant to advertise online. Advertisers that already have invested substantial resources in other advertising methods may be reluctant to adopt a new strategy. Our business would be harmed if the market for online advertising fails to develop or develops more slowly than expected.

   Different pricing models are used to sell online advertising. It is difficult to predict which, if any, will emerge as the industry standard. This makes it difficult to project future advertising rates and revenues. For example, advertising rates based on the number of "click throughs," or user requests for additional information made by clicking on the advertisement, instead of rates based solely on the number of impressions, or times an advertisement is displayed, could adversely affect our revenues because impression-based advertising comprises a substantial majority of our current advertising revenues. Our advertising revenues could be harmed if we are unable to adapt to new forms of online advertising. Moreover, "filter" software programs that limit or prevent advertising from being delivered to a web user's computer are available. Widespread adoption of this software could harm the commercial viability of online advertising.

   We must develop and maintain the awareness of our brands to attract consumers and advertisers

   Maintaining and strengthening our brands is critical to achieving widespread acceptance of our services by consumers and advertisers, particularly in light of the competitive nature of our markets. Promoting and positioning our brands will depend largely on the success of our marketing efforts and our ability to provide high quality services. In order to promote our brands, we plan to increase our marketing expenses from prior periods. We may find it necessary to increase our marketing budget or otherwise increase our financial commitment to creating and maintaining brand loyalty among users. If we fail to promote and maintain our brands or incur excessive expenses in an attempt to promote and maintain our brands, our business could be harmed.

   We could face liability related to the privacy of personal information about our users

   Our narrowband services use "cookies" to deliver targeted advertising, help compile demographic information about users and limit the frequency with which an advertisement is shown to the user. Cookies are bits of information keyed to a specific drive and passed to a web site server through the user's browser software. Cookies are placed on the user's hard drive, often without the user's knowledge or consent. We could face liability relating to the collection and use of this information, as well as other misuses such as unauthorized marketing purposes. The Federal Trade Commission and some states have been investigating Internet companies regarding their use of personal information. In addition, the United States federal and various state governments have proposed new laws restricting the collection and use of information regarding Internet users. We could incur additional expenses if new regulations regarding the use of personal information are introduced or if they choose to investigate our privacy practices.

   Privacy concerns could make it more difficult for us to deliver targeted advertising

   Due to privacy concerns, some Internet commentators, consumer advocates and governmental officials have suggested that the use of cookies be limited or eliminated. In addition, certain currently available web browsers allow a user to delete cookies or prevent cookies from being stored on the user's hard drive. Any reduction or limitation in the use of cookies could limit the effectiveness of our ad targeting, which could harm our business.

   The sponsorship advertising we sell subjects us to financial and other risks

   We derive a substantial portion of our revenues from sponsorship arrangements. These are advertising relationships under which third parties receive sponsored services and placements on our services in addition to traditional banner advertisements across our services. These arrangements expose us to potential financial risks, including the risk that we fail to deliver required minimum levels of user impressions and that third-party sponsors do not renew the agreements at the end of their term. These arrangements also require us to integrate sponsors' content with our services, which can require the dedication of resources and programming and design efforts to accomplish. We may not be able to attract additional sponsors or renew existing sponsorship arrangements when they expire.

   In addition, we have granted exclusivity provisions to some of our sponsors, and may in the future grant additional exclusivity provisions. These exclusivity provisions may have the effect of preventing us from accepting advertising or sponsorship arrangements from certain advertisers during the term of the agreements. Our inability to enter into further sponsorship or advertising arrangements as a result of any exclusivity arrangements could harm our business.

   We may face potential liability from our electronic commerce-related advertising arrangements

   Some of our advertising relationships provide that we may receive payments based on the amount of goods or services purchased by consumers clicking from our services to a seller's web site. These arrangements may expose us to legal risks and uncertainties, including potential liabilities to consumers of these products and services. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed.

   Some of the liabilities that may result from these arrangements include:

  . potential liabilities for illegal activities that may be conducted by the sellers;

  . product liability or other tort claims relating to goods or services sold through third-party e-commerce sites;

  . claims for consumer fraud and false or deceptive advertising or sales practices;

  .  breach of contract claims relating to purchases; and

  . claims that items sold through these sites infringe third-party intellectual property rights.

   Even to the extent that these claims do not result in material liability, investigating and defending these claims could harm our business.

   Our equity investments in other companies may not yield any returns

   We have made equity investments in many Internet companies, including joint ventures in other countries. In most instances, these investments are in the form of illiquid securities of private companies. These companies typically are in an early stage of development and may be expected to incur substantial losses. Our investments in these companies may not yield any return. Furthermore, if these companies are not successful, we could incur charges related to write-downs or write-offs of assets. We also record and continue to record a share of the net losses in these companies, up to our cost basis, if they are our affiliates. We and our strategic investors, intend to continue to make significant additional investments in the future. Losses or charges resulting from these investments could harm our operating results.

   We must maintain the security of our networks

   We have in the past experienced security breaches in our networks. While we have taken steps to prevent these breaches, and to prevent users from sharing files via the @Home service and to protect against bulk unsolicited e-mail, public concerns about security, privacy and reliability of our networks, or actual problems with the security, privacy or reliability of our broadband network, may inhibit the acceptance of our services.

   The need to securely transmit confidential information over the Internet has been a significant barrier to electronic commerce and communications over the Internet. Any well-publicized compromise of security could deter more people from using the Internet or our services or from using them to conduct transactions that involve transmitting confidential information, such as purchases of goods or services. Because many of our advertisers seek to encourage people to use the Internet to purchase goods or services, our business could be harmed if this were to occur. We may also incur significant costs to protect against the threat of security breaches or to alleviate problems caused by these breaches.

  Our limited experience with international operations may prevent us from growing our business outside the United States

   A key component of our strategy is to expand into international markets and offer broadband and narrowband services in those markets. We have limited experience in developing localized versions of our products and services and in developing relationships with international cable system operators. We may not be successful in expanding our product and service offerings into foreign markets. In addition to the uncertainty regarding our ability to generate revenues from foreign operations and expand our international presence, we face specific risks related to providing broadband and narrowband services in foreign jurisdictions, including:

  .  regulatory requirements, including the regulation of Internet access;

  . legal uncertainty regarding liability for information retrieved and replicated in foreign jurisdictions;

  . potential inability to use European customer information due to new European governmental regulations; and

  .  lack of a developed cable infrastructure in many international markets.

   We may be liable for our links to third-party web sites

   We could be exposed to liability with respect to the third-party web sites that may be accessible through our services. These claims may allege, among other things, that by linking to web sites operated by third parties, we may be liable for copyright or trademark infringement or other unauthorized actions by third parties through these web sites. Other claims may be based on errors or false or misleading information provided by our services. Our business could be harmed due to the cost of investigating and defending these claims, even to the extent these types of claims do not result in liability.

   Protection of our intellectual property rights is costly and difficult

   We regard our intellectual property, including our patents, copyrights, trademarks, trade secrets, and similar intellectual property as critical to our success. We rely upon patents, trademark and copyright law, trade secret protection and confidentiality or license agreements to protect our proprietary rights. Effective protection of intellectual property may not be available in every country in which our products and services are available. We cannot guarantee that the steps we have taken to protect our proprietary rights will be adequate.

  We may be subject to intellectual property infringement claims, which are costly to defend and could limit our ability to use certain technologies in the future

   Many parties are actively developing Internet-related technologies. We believe that these parties will continue to take steps to protect these technologies, including seeking patent protection. As a result, we believe that disputes regarding the ownership of these technologies are likely to arise in the future. From time to time, parties assert patent infringement claims against us in the form of letters, lawsuits and other forms of communications.

   In addition to patent claims, third parties may assert claims against us alleging infringement of copyrights, trademark rights, trade secret rights or other proprietary rights or alleging unfair competition. For example, we have two lawsuits pending against us regarding the presentment of advertisements in response to search requests on "keywords" that are alleged to be trademarks of third parties. These lawsuits could harm our business. We may incur substantial expenses in defending against third-party infringement claims regardless of the merit of the claims. In the event that there is a determination that we have infringed third-party proprietary rights, we could incur substantial monetary liability and be prevented from using the rights in the future.

   Our business depends on the continued growth in Internet use

   We operate in a new and rapidly evolving market. Our business may be adversely affected if usage of the Internet or other online services does not continue to grow. This growth could be hindered by a number of factors including: the adequacy of the Internet's infrastructure to meet increased usage demands; privacy and security concerns; and availability of cost-effective services. Any of these issues could cause the Internet's performance or level of usage to decline.

   Future acquisitions could result in dilutive issuances of stock and the need for additional financing

   We have typically paid for our acquisitions by issuing shares of our capital stock. In the future, we may effect other large or small acquisitions by using stock, and this will dilute our stockholders. We may also use cash to buy companies or technologies in the future, as we propose to do for a portion of the purchase price for Bluemountain.com, and we may need to incur additional debt to pay for these acquisitions. Acquisition financing may not be available on favorable terms or at all. In addition, we will likely be required to amortize significant amounts of goodwill and other intangible assets in connection with future acquisitions, which would materially harm our results of operations.

   We must manage our growth

   Our growth and recent acquisitions have placed a significant strain on our managerial, operational, and financial resources. For example, we have grown from 246 employees at March 31, 1997 to over 2,000 employees at September 30, 1999. In addition, we plan to continue to hire additional personnel. To manage our growth, we must continue to implement and improve our operational and financial systems and to expand, train and manage our employee base. Any inability to manage growth effectively could harm our business.

  Government regulation and legal uncertainties relating to the Internet could hinder the popularity of the Internet

   New Internet privacy and other laws. There are currently few laws or regulations that specifically regulate communications or commerce on the Internet. However, laws and regulations may be adopted in the future that address issues such as user privacy, pricing, content and the characteristics and quality of products and services sold over the Internet. For example:

  . The United States federal and various state governments have proposed limitations on the collection and use of information regarding Internet users. In October 1998, the European Union adopted a directive that may result in limitations on our collection and use of information regarding Internet users in Europe.

  . Several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet service providers and online service providers in a manner similar to long distance telephone carriers and to impose access fees on these companies. This could increase the cost of transmitting data over the Internet.

  . A portion of the Telecommunications Act, which has since been ruled unconstitutional, sought to prohibit transmitting certain types of information and content over the Internet.

Moreover, it may take years to determine the extent to which existing laws relating to issues such as property ownership, libel and personal privacy are applicable to the Internet. Any new laws or regulations relating to the Internet could harm our business.

   Tax laws. The tax treatment of the Internet and electronic commerce is currently unsettled. A number of proposals have been made at the federal, state and local level and by certain foreign governments that could impose taxes on the sale of goods and services and certain other Internet activities. Our business may be harmed by the passage of laws in the future imposing taxes or other burdensome regulations on online commerce.

   We may have to qualify to do business in other jurisdictions. Because Excite@Home's services will be available in multiple states and foreign countries such jurisdictions may claim that it is required to qualify to do business as a foreign corporation in each of these states and foreign countries. If we fail to qualify as a foreign corporation in a jurisdiction where we are required to do so, we could be subject to taxes and penalties.

   We could face liability for defamatory or indecent content provided on our services

   Claims could be made against Internet and online service providers under both United States and foreign law for defamation, negligence, copyright or trademark infringement, or other theories based on the nature and content of the materials disseminated through their networks. Several private lawsuits seeking to impose this liability are currently pending against Internet and online services providers. Our insurance may not adequately protect us from these types of claims.

   In addition, legislation has been proposed that imposes liability for or prohibits the transmission over the Internet of indecent content. The imposition upon Internet and online service providers of potential liability for information carried on or disseminated through their systems could require us to implement measures to reduce our exposure to this liability. This may require that we expend substantial resources or discontinue service or product offerings. The increased focus on liability issues as a result of these lawsuits and legislative proposals could impact the growth of Internet use. Furthermore, some foreign governments, such as Germany's, have enacted laws and regulations governing content distributed over the Internet that are more strict than those currently in place in the United States. One or more of these factors could significantly harm our business.

   Year 2000 issues could affect the performance of our systems

   If our internal and network information systems do not correctly recognize and process date information beyond the year 1999, we may not be able to conduct operations. We may also experience supplier-related Year 2000 problems. To address these Year 2000 issues, we have initiated a comprehensive program to address Year 2000 readiness in our systems and our suppliers' systems. Despite our investigation and assurances we have received from third party suppliers, we may still face unforeseen liabilities with respect to the Year 2000 issue. Furthermore, delays in the implementation of new information systems or a failure to fully identify all Year 2000 dependencies in our existing systems and in the systems of our suppliers could harm our business. Therefore, we are developing, but do not yet have, contingency plans for continuing operations in the event these problems arise.

   Our future success depends on our ability to attract, retain and motivate highly skilled employees

   Our future success depends on our ability to attract, retain and motivate highly skilled employees. Competition for employees in the Internet industry is intense, particularly in the Silicon Valley where we are headquartered. Additionally, it is often more difficult to attract employees once a company's stock is publicly traded because the exercise price of equity awards such as stock options are based on the public market, which is highly volatile. We may be unable to attract, assimilate or retain other highly qualified employees in the future. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. This risk is compounded by the fact that the Company is controlled by our principal cable partners and therefore, the Company may not have the same flexibility as a typical Silicon Valley company to pursue initiatives proposed by management. Moreover, hiring and retention is made more difficult due to the uncertainty concerning the relationship we will have with our principal cable partners following the expiration of their exclusivity obligations in June 2002.

Risks Relating to Excite@Home's Broadband Services

   Our broadband business is unproven, and it may not achieve profitability

   The profit potential of our broadband business model is unproven and our broadband services may not achieve widespread consumer or commercial acceptance. We have had difficulty predicting whether the pricing models for our broadband services will prove to be viable, whether demand for our broadband services will materialize at the prices our cable partners charge for our broadband services, or whether current or future pricing levels will be sustainable. If these pricing levels are not achieved or sustained or if our broadband services do not achieve or sustain broad market acceptance, our business will be significantly harmed.

   Growth of our broadband service may be inhibited by factors beyond our control

   Our ability to increase the number of subscribers to our broadband service to achieve our business plans and generate future revenues will depend on many factors which are beyond our control. For instance, some of our cable partners have not achieved the subscriber levels that we had originally anticipated. Other factors include:

  . the rate at which our current and future cable partners upgrade their cable infrastructures for two-way data services;

  . our ability and the ability of our cable partners to coordinate timely and effective marketing campaigns with the availability of cable infrastructure upgrades;

  . the success of our cable partners in marketing and installing the @Home service in their local cable areas;

  . the prices that our cable partners set for the @Home service and for its installation;

  . the speed at which our cable partners can complete the installations required to initiate service for new subscribers;

  . the commercial availability of self-installable, two-way modems that comply with the recently adopted interface standards known as DOCSIS, and the success of the roll-out of these products with the @Home service; and

  . the quality of customer and technical support our cable partners provide.

  We need to add subscribers at a rapid rate for our broadband business to succeed, but we may not achieve our subscriber growth goals

   Our actual revenues or the rate at which we add new subscribers may differ from our forecasts. We may not be able to increase our subscriber base enough to meet our internal forecasts or the forecasts of industry analysts or to a level that meets the expectations of investors. The rate at which subscribers have increased in the past does not necessarily indicate the rate at which subscribers may be expected to grow in the future. In particular, while we have forecasted that the number of its subscribers could grow to up to 1.1 million by December 31, 1999, we may not achieve this level of subscriber growth.

   Our broadband subscriber growth is limited by installation and price constraints

   Installation of the @Home service requires a customer service representative of a cable partner to install a cable modem at a customer's location and therefore can be time consuming. If we are unable to speed the installation of the service, our subscriber growth could be constrained. Moreover, the @Home service is currently priced at a premium to many other online services, and large numbers of subscribers may not be willing to pay a premium for the service. Recently, companies have begun to offer free Internet access with the purchase of personal computers and some Internet service providers have reduced or eliminated Internet access charges in exchange for placing advertisements on a customer's computer screen. If these promotions become more widely used, or if Internet access fees decline, consumers may be less willing to pay a premium for broadband services, or our broadband services in particular.

  If we cannot maintain the scalability and speed of our @Home broadband network, customers will not accept our broadband services

   Due to the limited deployment of our broadband services, the ability of our broadband network to connect and manage a substantial number of subscribers at high transmission speeds is unknown. Therefore, we face risks related to our network's ability to be scaled up to accommodate increased subscriber levels while maintaining performance. Our network may be unable to achieve or maintain a high speed of data transmission, especially as the number of our subscribers increases. Because of our reliance on regional data centers and the cable infrastructure in particular geographic locations to support our broadband services, our and our cable partners' infrastructure must also be able to accommodate increased subscribers in a particular area. If the existing infrastructure for a geographic area does not accommodate additional subscribers, network performance for an area could decline especially if a cable partner was unwilling to upgrade its infrastructure and we could lose subscribers in that area.

   In recent periods, the performance of the @Home network has experienced some deterioration in some markets partially as a result of subscriber abuse of the @Home service. While we are seeking to eliminate this abuse by enforcing our acceptable-use policy and by limiting users' upstream bandwidth, our failure to do so may result in slower network performance and reduced customer demand for our services.

  If new DOCSIS-compliant cable modems are not deployed timely and successfully, our subscriber growth could be constrained

   Each of our subscribers currently must obtain a cable modem from a cable partner to access the @Home service. The North American cable industry has recently adopted interface standards known as DOCSIS for hardware and software to support the delivery of data services over the cable infrastructure utilizing compatible cable modems. Some of our cable partners have chosen to delay some deployments of the @Home service until the commercial availability of DOCSIS-compliant cable modems is widespread, among other reasons. Subscriber growth could be constrained and our business could be significantly harmed if our cable partners choose to slow the deployment of the @Home service further. If our cable partners are not able to obtain a sufficient quantity of DOCSIS-compliant modems, our growth will be limited.

   We also believe that in order to meet our subscriber goals, two-way cable modems must also become widely available in other channels, such as through personal computer manufacturers and through retail outlets. Currently, this widespread availability has not yet occurred. In addition, these modems must be easy for consumers to install themselves, rather than requiring a customer service representative to perform the installation. If two-way cable modems do not become quickly available in outlets other than through cable television companies, or if they cannot be installed easily by consumers, it would be difficult for us to attract large numbers of additional subscribers and our business would be harmed.

  Our broadband business may be impacted by cable unbundling proposals and other government regulation

   Currently, our broadband services are not directly subject to regulations of the Federal Communication Commission or any other federal, state or local communications regulatory agency. However, changes in the regulatory environment relating to the Internet, cable television or telecommunications markets which could require regulatory compliance by us or which could impact our exclusivity arrangements, ability to provide broadband services subscribers and revenues include:

  . The FCC or local agencies could require our cable partners to grant competitors access to their cable systems. America Online, GTE, MindSpring Enterprises, Inc., Consumers Union and other parties have requested Congress, the Federal Communications Commission and state and local authorities to require cable operators to provide Internet and online service providers with unbundled access to their cable systems. If we or our cable partners are classified as common carriers, or if government authorities require third-party access to cable networks or unaffiliated Internet service providers, our competitors may be able to provide service over our cable partners' systems. The rates that our cable partners charge for this third-party access, or for the @Home services, could also be subject to rate regulation or tariffing requirements.

  . Local governmental proceedings. Some local jurisdictions, including Portland and Multnomah County, Oregon and Broward County, Florida, have imposed third-party access requirements on AT&T and other cable companies operating in those communities. The imposition of these requirements has been challenged in Federal Courts. In June 1999, a U.S. District Court upheld the third-party access requirement imposed on AT&T by Portland and Multnomah County. This decision has been appealed to the U.S. Court of Appeals for the Ninth Circuit. Numerous other local jurisdictions have considered or are considering imposing similar third party access requirements.

  . Other litigation. In October 1999, GTE filed a lawsuit in a U.S. District Court alleging violations of the federal antitrust laws. Although it is too early to predict the outcome of this litigation, we could be forced to pay damages, allow other service providers to utilize our network or incur significant costs in defending this litigation. Any of these outcomes could harm our business. In addition, others could initiate litigation on similar legal theories in the future.

  . Federal regulation. Regulatory changes that affect telecommunications costs, limit usage of subscriber-related information or increase competition from telecommunications companies could affect our pricing or ability to market our broadband services successfully. For example, reregulation of cable television rates may affect the speed at which our cable partners upgrade their cable systems to carry our broadband services.

  . Regulation by local franchise authorities. Many of our United States cable partners' local cable affiliates have elected to classify the provision of the @Home service as an additional cable service under their local franchise agreements, and to pay franchise fees under those agreements. Local franchise authorities may attempt to subject cable systems to higher or different franchise fees, taxes or requirements in connection with their distribution of the @Home service. There are thousands of franchise authorities, and thus it would be difficult or impossible for us or our cable partners to operate without a uniform set of franchise requirements.

  We could lose subscribers to, distribution relationships for and revenues from our broadband services to our competitors

   The markets for consumer and business broadband services are extremely competitive, and we expect that competition will intensify in the future. Our most direct competitors for broadband services include the following:

  . Providers of cable-based Internet services. Time Warner Inc. and Media One Group, which AT&T has agreed to acquire, have deployed high-speed Internet access services over their local cable networks through their own cable-based Internet service, Road Runner. We currently compete with Road Runner to establish distribution arrangements with cable system operators and we may compete for subscribers in the future if and when our cable partners cease to be subject to their exclusivity obligations. In addition, we compete with other providers of cable-based Internet services, such as ISP Channel, Inc. and High Speed Access Corporation.

  . Telecommunications providers. We compete with national long-distance and local exchange carriers that offer high-speed, Internet access services such as asymmetric digital subscriber line, known as DSL. Recently, these services have been offered in a number of areas and at lower prices than in the past. If the advanced services offered by these companies are deregulated, this would further enhance the ability of these companies to compete against our services.

  . Internet and online service providers. We compete with Internet service providers that provide basic Internet access services and with online service providers such as America Online and other Internet portals and online services that have announced broadband strategies, such as Yahoo!.

   Many of our competitors and potential competitors have substantially greater financial, technical and marketing resources, larger subscriber bases, longer operating histories, greater name recognition and more established relationships with advertisers and content and application providers than we do. These competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and devote more resources to developing Internet services or online content than us. We may not be able to compete successfully against current or future competitors, and competitive pressures could significantly harm our broadband subscriber base, our ability to renew and enter into new distribution agreements and our revenues.

  Our dependence on our network to provide our broadband services exposes us to a significant risk of system failure

   Our operations for our broadband services are dependent upon our ability to support our highly complex network infrastructure and avoid damage from fires, earthquakes, floods, power losses, telecommunications failures and similar events. The occurrence of a natural disaster or other unanticipated problem at our network operations center or at a number of our regional data centers could cause interruptions in our broadband services. Additionally, failure of our cable partners or companies from which we obtain data transport services to provide the data communications capacity that we require, for example as a result of natural disaster, or operational disruption, could cause interruptions in the services our broadband services. Any damage or failure that causes interruptions in our network operations could harm our business.

Risks Related to Our Relationships With Our Cable Partners

   The success of our business depends on our relationships with our cable partners, most of which have agreed to provide our broadband services on an exclusive basis. We have also agreed not to provide a variety of Internet services in the areas covered by our cable partners. Our agreements with our cable partners are complex. Some of the risks associated with these relationships are set forth below. For a summary of some of the key aspects of these agreements, you should refer to our annual report on Form 10-K/A for the year ended December 31, 1998.

  We depend on our cable partners to upgrade to the two-way cable infrastructure necessary to support the @Home service; the availability and timing of these upgrades are uncertain

   Transmission of our broadband services depends on the availability of high-speed two-way hybrid fiber coaxial cable infrastructure. However, only a portion of existing cable plant in the United States and in some international markets has been upgraded to two-way hybrid fiber coaxial cable, and even less is capable of high-speed two-way transmission. As of September 30, 1999, approximately 30% of our North American cable partners' cable infrastructure was capable of delivering the @Home service. Our cable partners have announced and are implementing major infrastructure investments in order to deploy two-way hybrid fiber coaxial cable. However, these investments have placed a significant strain on the financial, managerial, operating and other resources of our cable partners, most of which are already highly leveraged. Therefore, these infrastructure investments have been, and we expect will continue to be, subject to change, delay or cancellation. Furthermore, because of consolidation in the cable television industry, as well as the sale or transfer of cable assets among cable television operators, many cable companies have delayed upgrading particular systems that they plan to sell or transfer. If these upgrades are not completed in a timely manner, our broadband services may not be available on a widespread basis and we may not be able to increase our subscriber base at the rate we anticipate. Although our commercial success depends on the successful and timely completion of these infrastructure upgrades, most of our cable partners are under no obligation to upgrade systems or to introduce, market or promote our broadband services. As has happened in the past, even if a cable partner upgrades its cable infrastructure, the upgraded infrastructure may not function properly, and therefore cause a delay in the availability of our broadband services for particular areas. The failure of our cable partners to complete these upgrades in a timely and satisfactory manner, or at all, would prevent us from delivering broadband services and would significantly harm our business.

  Our cable partners are not generally obligated to carry our broadband services, and the exclusivity obligations that prevent them from carrying competing services may be terminated

   Most of our cable partners are subject to exclusivity obligations that prohibit them from obtaining high-speed, greater than 128 kilobits per second, residential consumer Internet services from any source other than us. However, most of our cable partners are under no affirmative obligation to carry any of our broadband services. Also, the exclusivity obligations of our principal cable partners, AT&T, Comcast Corporation, Cox Communications, Inc. and Cablevision Systems Corp., expire on June 4, 2002, and may be terminated sooner under some circumstances, as follows:

  . principal cable partners may terminate all their exclusivity obligations upon a change in law that materially impairs some of their rights;

  . Comcast or Cox may terminate all exclusivity obligations of our principal cable partners at any time if there is a change of control of TCI that results within 12 months in the incumbent TCI directors no longer constituting a majority of TCI's board. AT&T, TCI, Comcast and Cox have agreed, however, that AT&T's acquisition of TCI did not constitute a change of control under the terms of the original agreement;

  . Comcast or Cox may terminate the exclusivity provisions of our principal cable partners if AT&T and its affiliates do not meet specified subscriber penetration levels for the @Home service. On June 4, 1999, Cox had this right, but Cox has agreed to waive it for 1999; and

  . Comcast may terminate its own exclusivity obligations at any time if it allows us to repurchase a portion of Comcast's equity interest in Excite@Home. Comcast has informed us that it has entered into an agreement with Microsoft Corporation under which Microsoft can require Comcast to terminate its exclusivity obligations.

   In consideration for Cox's agreement to waive its right to terminate exclusivity as of June 4, 1999, changes were made to the corporate governance provisions of our certificate of incorporation and bylaws. These changes generally require board action to be approved by a majority of our board, including the board representatives of AT&T and either Cox or Comcast. In addition, as further consideration for Cox's waiver, AT&T agreed to increase its subscriber acquisition goals for the twelve months following June 4, 1999 above its current goal for that period.

   If the exclusivity obligations of our cable partners are terminated, this could significantly harm our business and cause an immediate drop in our stock price. We and our cable partners are continuing to explore the relationships we will have after our exclusivity obligations expire as well as possible strategic alternatives to our current relationships.

   We depend on our cable partners to promote our services and obtain new subscribers

   The rate at which we are able to obtain new subscribers depends not only on the degree to which our cable partners upgrade their cable systems but also on the level and effectiveness of the efforts made by our cable partners to promote our services. Our cable partners have achieved different levels of subscriber penetration. In Canada, for example, where our cable partners have high levels of upgraded cable systems, and faced early competition from other providers of high speed data services, we have relatively high levels of subscriber penetration that exceed those in the United States. Among our principal U.S. cable partners, AT&T, Cox and Comcast are actively promoting our services and are beginning to increase their penetration rates. Cablevision, however, has deployed our service to only a small number of subscribers and continues to offer its own online service called Optimum Online in certain of its cable systems. We cannot predict the rate at which our cable partners will add new subscribers to our services. If our cable partners do not actively and effectively promote our services, we will not be able to reach the level of subscribers necessary to achieve a profitable business model.

   We are controlled by AT&T, Cox and Comcast

   TCI controls approximately 57% of our voting power. AT&T owns TCI and therefore controls this voting power. Currently, four of our eleven directors are directors, officers or employees of TCI, AT&T or their affiliates. AT&T currently owns all 30,800,000 outstanding shares of our Series B common stock, each of which carries ten votes per share. This Series B common stock ownership gives AT&T the right to elect five Series B directors, one of which is designated by Comcast and one of which is designated by Cox. So long as AT&T owns at least 15,400,000 shares of our Series B common stock and holds a majority of our voting power, our board may take action only if approved by the board and by at least 75%, or four of the five, of our Series B directors. As a result, corporate actions generally require the approval of AT&T's three Series B directors and one, or in some cases both, of the directors designated by Comcast and Cox. Therefore, Comcast and Cox, acting together, may veto any board action.

   We depend on a continuing cooperative relationship with AT&T, Cox, Comcast and other large stockholders to take action that requires stockholder consent. It is possible that AT&T's stockholders' objectives will diverge from what management considers to be our optimum strategy.

   Warrants issued to our cable partners may result in additional dilution to our stockholders

   We have entered into agreements with Cablevision, Rogers Cablesystems Limited, Shaw Cablesystems Ltd. and other cable partners under which we issued warrants to purchase shares of our Series A common stock. Under these agreements, warrants to purchase 21,127,745 shares of our Series A common stock at an average price of $5.25 per share were exercisable as of September 30, 1999. To the extent that Cablevision, Rogers, Shaw or other cable partners become eligible to and exercise their warrants, our stockholders would experience substantial dilution.

   We also may issue additional stock, or warrants to purchase stock, at prices equal to or less than fair market value in connection with efforts to expand distribution of the @Home service.

Risks Related to Our Narrowband Services

   Our narrowband services could lose users, advertisers and revenues to competitors

   Our narrowband services compete with a number of companies both for users and advertisers and, therefore, for revenues. We expect this competition will intensify, particularly because there are few barriers to entry in this market. These competitors include:

  . Internet portal companies such as Disney's Go Network, Lycos, Netscape's Netcenter and Yahoo!;

  . online service providers such as America Online and Microsoft's MSN service;

  . large media companies such as CBS, NBC, Time Warner and USA Networks, Inc., who have announced initiatives to develop web services or partner with web companies; and

  . providers of a wide variety of online information, entertainment and community services such as services that are targeted to vertical markets or electronic commerce services.

   Many providers of Internet services have been entering into distribution arrangements, co-branding arrangements, content arrangements and other strategic partnering arrangements with ISPs, online service providers, providers of web browsers, operators of high-traffic web sites and other businesses in an attempt to increase traffic and page views, thereby making their web sites more attractive to advertisers while also making it more difficult for consumers to link to services. To the extent that our direct competitors or other web site operators are able to enter into successful strategic relationships, these competitors and web sites could experience increases in traffic and page views, or the traffic and page views on our narrowband services could remain constant or decline, either of which could have the effect of making these web sites appear more attractive to advertisers and therefore could harm our business.

   Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories in the Internet market, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than us. These competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees, distribution partners, advertisers and content providers. Further, it is possible that our competitors could develop search and retrieval services or other online services that are equal or superior to ours or that achieve greater market acceptance than our offerings.

   The Internet in general, and our narrowband services specifically, also must compete with traditional advertising media, such as print, radio and television, for a share of advertisers' total advertising budgets. To the extent that the Internet is not perceived as an effective advertising medium, advertisers may be reluctant to devote a significant portion of their advertising budgets to Internet advertising.

   If Internet users do not continue to use Internet portal sites, our business could be harmed

   The success of our Internet portal web sites is also dependent on Internet users continuing to use "portal" web sites for their information needs. Internet measurement services have reported that the number of unique users of Internet portal sites has been decreasing in recent periods. If Internet users begin to become less dependent on portal sites, and instead go directly to particular web sites, our traffic levels could decrease, which could make our sites less attractive to advertisers.

  Our systems may not be able to accommodate increases in the number of users of our narrowband services

   Our web sites for the Excite Network are currently hosted and operated on a computer network infrastructure separate from our broadband services. The Excite Network must accommodate a high volume of traffic and deliver frequently-updated information. The web sites for the Excite Network have in the past, and may in the future, experience slower response times or other problems for a variety of reasons. We also depend on third party information providers to provide updated information and content for these services on a timely basis. The Excite Network could experience disruptions or interruption in service due to the failure or delay in the transmission or receipt of this information. In addition, the Excite Network users of these services depend on Internet service providers, online service providers and other web site operators for access to the Excite Network. Each of them has experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems. These types of occurrences could cause users to perceive the Excite Network as not functioning properly and therefore cause them to use other services.

   We depend on several third-party relationships for users, advertisers and revenues

   We depend on a number of third-party relationships to provide users and content for the Excite Network, including agreements for links to narrowband services to be placed on high-traffic web sites and agreements for third parties to provide content, games and e-mail for narrowband web sites. If these relationships terminate and we are not able to replace them, we could lose users or advertisers.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

   The following discusses our exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates.

 Interest Rate Sensitivity.

   Short-Term Investments. We had short-term investments of $287 million at September 30, 1999. These short-term investments consist of highly liquid investments with original maturities at the date of purchase of between three and twelve months. These investments are subject to interest rate risk and will fall in value if market interest rates increase. A hypothetical increase in market interest rates by 10 percent from levels at September 30, 1999 would cause the fair value of these short-term investments to decline by an immaterial amount. Because we are not required to sell these investments before maturity, we have the ability to avoid realizing losses on these investments due to a sudden change in market interest rates. However, we could choose to sell these investments before maturity at a loss. Declines in interest rates over time will, however, reduce our interest income.

   Outstanding Convertible Debt. At September 30, 1999, we had outstanding long-term convertible debentures of approximately $234.5 million at a fixed interest rate of 4%. In certain circumstances, we may be required to redeem these debentures for our Series A common stock or cash. Because the interest rate on these debentures are fixed, a hypothetical 10 percent decrease in interest rates would not have a material impact on us. Increases in interest rates could, however, increase the interest expense associated with future borrowings by us, if any. We do not hedge against interest rate increases.

 Equity Price Risk.

   We own shares of common stock of certain public companies. We value these investments using the closing fair market value stated in the Wall Street Journal for the last day of each month. As a result, we reflect these investments in our balance sheet at September 30 , 1999 at their market value of $69.0 million, with the unrealized gains and losses excluded from earnings and reported in the "Accumulated Other Comprehensive Income" component of stockholders' equity. We do not hedge against equity price changes.

 Foreign Currency Exchange Rate Risk.

   Substantially all of our revenues are realized in U.S. dollars and most of our revenues are from customers in the United States. Therefore, we do not believe we face significant direct foreign currency exchange rate risk. We do not hedge against foreign currency exchange rate changes.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

   Sheldon Pittleman and Ralph Zonies each filed derivative lawsuits on behalf of Excite@Home against AT&T and Messrs. Armstrong, Petrillo, Roberts, Woodrow, Doerr, Hearst, Bell, Malone, Shaw and Jermoluk, who are our directors, in the Court of Chancery of the State of Delaware on October 15, 1999. Excite@Home is named as a normal defendant in each complaint. Each complaint alleges breaches of fiduciary duty to Excite@Home and its public stockholders. As of the date of this report, we had not yet filed responsive pleadings in either matter.
Mr. Pittleman and Mr. Zonies each seeks an injunction requiring us to alter our corporate governance, including appointing new, unaffiliated directors, damages, costs and attorneys' fees.

   GTE Internetworking Incorporated and GTE Intelligent Networking Services Incorporated filed a lawsuit against TCI, Comcast Corporation and us in the United States District Court for the Western District of Pennsylvania on October 25, 1999. The complaint alleges violations of the federal antitrust laws. GTE is seeking an injunction prohibiting continued performance under our exclusive arrangements with our cable partners, damages, costs and attorneys' fees. Although we have not yet filed responsive pleadings in this matter, we intend to defend ourselves vigorously. However, if we do not prevail in this action, our cable partners, when providing high speed data transport to residential consumers, may be required to offer the services of other Internet service providers in addition to the @Home Service. We may also be required to pay substantial damages. Either of these results could seriously harm our business, and could encourage others to initiate litigation on similar legal theories in the future.

   We cannot assure you that we will prevail in any litigation. Regardless of the outcome, any litigation may require us to incur significant litigation expenses and may result in significant diversion of management.

Item 2. Changes in Securities

   In connection with our proposed acquisition of Hartford House, Ltd., we plan to file a Certificate of Designation to designate a new series of preferred stock. Upon the completion of the merger we will issue approximately 11,000 shares of this Series A non-voting convertible preferred stock to the stockholders of Hartford House. Except as otherwise required by law, the holders of Series A preferred stock will not be entitled to any voting rights. Each share of Series A preferred stock will be convertible, at the option of the holder, into 1000 shares of common stock according to a specified schedule. Upon the close of business on the date on which AT&T no longer owns at least 15,400,000 shares of Series B common stock and securities representing a majority of our outstanding voting power, all shares of Series A preferred stock will be automatically converted in common stock. Each share of Series A preferred stock will be entitled to receive dividends, when and if declared by our board of directors out of legally available funds, equal to 1000 times the aggregate per share amount of all cash or non-cash dividends, other than a dividend payable in shares of Series A common stock. Likewise, upon our liquidation, dissolution or winding-up, the holders of shares of Series A preferred stock will be entitled to receive an aggregate amount per share equal to 1000 times the aggregate amount to be distributed per share to the holders of common stock, to be distributed ratably on a pari passu basis with the common stock. The Series A preferred stock will not be redeemable.

Item 3. Defaults Upon Senior Securities

   Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

   Not applicable.

Item 5. Other Information

   On July 13, 1999, we entered into an Agreement and Plan of Merger to acquire iMALL, Inc., a provider of electronic commerce services and solutions to small and medium-sized businesses enabling them to sell their products over the Internet, and announced a strategic agreement with First Data Merchant Services, an electronic commerce payments solution provider.

   On August 17, 1999, we announced a content relationship and investment of $55 million in Tickets.com, an online provider of sports and entertainment tickets.

   On August 31, 1999, we announced strategic investments totaling more than $45 million, including new investments in Rosenbluth Interactive, which includes Biztravel.com, and in E-Stamp, and existing investments in General Magic, Quokka Sports, WebMD and Webstakes.com.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

  2.01 Agreement and Plan of Merger, dated October 23, 1999, between us and Hartford House, Ltd.*

  10.01 Form of Amendment Number Two to IRU Capacity Agreement, dated September 30, 1999, between us and AT&T.

  27.01 Financial Data Schedule for the three months ended September 30, 1999 (EDGAR version only).

  *We agree to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

(b) Current Reports on Form 8-K.

  On August 2, 1999, we filed a current report on Form 8-K dated July 12, 1999 under Item 5 announcing that we had entered into an Agreement and Plan of Merger to acquire iMALL, Inc. and that we had entered into an e-commerce agreement with First Data.

  On August 13, 1999, we filed an amendment to our current report on Form 8-K dated May 28, 1999 to include historical financial statements of Excite, Inc. and pro forma financial statements.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AT HOME CORPORATION
                                          (Registrant)

Date: November 15, 1999                   By: /s/ Kenneth A. Goldman
                                             Senior Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)

                                             /s/ Robert A. Lerner
                                             Corporate Controller and
                                             Treasurer
                                             (Principal Accounting Officer)

                                 Exhibit Index

(a) Exhibits.

  2.01 Agreement and Plan Merger, dated October 23, 1999, between us and Hartford House, Ltd.

  10.01 Form of Amendment Number Two to IRU Capacity Agreement, dated September 30, 1999, between us and AT&T.

  27.01 Financial Data Schedule for the three months ended September 30, 1999 (EDGAR version only).