Form 10-K405
period 1999-12-31
AT HOME CORP
filed 2000-03-30
CIK 1020620

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                --------------
                                   FORM 10-K
                                --------------
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 1999

                         Commission File No. 000-22697
                              AT HOME CORPORATION
           (Exact name of the Registrant as specified in its charter)


          Delaware                                     77-0408542
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

          450 Broadway Street
       Redwood City, California                          94063
(Address of principal executive offices)               (Zip Code)

                                (650) 556-5000
           (The Registrant's telephone number, including area code)

          Securities Registered Pursuant to Section 12(b) of the Act:
                                      None

          Securities Registered Pursuant to Section 12(g) of the Act:
                Series A Common Stock, $0.01 par value per share

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

                                                                                         As of February 29, 2000
                                                                                         ------------------------
Aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing price per share as reported on the Nasdaq Stock Market on
 such date(1):........................................................................       $ 9,870,661,228
Number of shares of Series A Common Stock outstanding:................................           351,954,355
Number of shares of Series B Common Stock outstanding:................................            30,800,000
Number of shares of Series K Common Stock outstanding:................................             2,000,000

  (1)Shares of common stock held by each executive officer and director and by each person or entity that owns 10% or more of the outstanding common stock have been excluded in that such persons or entities may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.


                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's proxy statement for the 2000 annual meeting of stockholders are incorporated by reference into Part III of this annual report where indicated.

================================================================================

                              AT HOME CORPORATION

                        1999 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS


                                                                                                      Page
                                                                                                -----------------


                                    PART I

Item 1.   Business...........................................................................                   3
Item 2.   Properties.........................................................................                  32
Item 3.   Legal Proceedings..................................................................                  32
Item 4.   Submission of Matters to a Vote of Security Holders................................                  33


                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Shareholder Matters..............                  33
Item 6.   Selected Financial Data............................................................                  35
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
           Operations........................................................................                  36

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.........................                  52
Item 8.   Financial Statements and Supplementary Data........................................                  54
Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial
            Disclosure.......................................................................                  83

                                   PART III

Item 10.   Directors and Executive Officers of the Registrant................................                  83
Item 11.   Executive Compensation............................................................                  83
Item 12.   Security Ownership of Certain Beneficial Owners and Management....................                  83
Item 13.   Certain Relationships and Related Transactions....................................                  83

                                    PART IV

Item 14.   Exhibits, Financial Statements, Financial Statement Schedule and Reports on Form
             8-K.............................................................................                  83

Signatures...................................................................................                  90

                                     PART I

Item 1. Business

     We make many statements in this annual report, such as statements regarding our plans, objectives, expectations and intentions, that are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We may identify these statements by the use of words such as "believe", "expect", "anticipate", "intend", "plan" and similar expressions. These forward-looking statements involve several risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those we discuss in "Risk Factors" and elsewhere in this annual report. These forward-looking statements speak only as of the date of this annual report, and we caution you not to rely on these statements without also considering the risks and uncertainties associated with these statements and our business as addressed in this annual report.

Overview

     At Home Corporation, or Excite@Home, is a global media company offering broadband Internet connectivity, personalized, web-based content and targeted advertising services. We are the leading provider of broadband Internet services, with approximately 1.1 million subscribers to our @Home service and over 5,100 @Work business access customers as of December 31, 1999. The Excite Network, our primary content offering, has 51 million registered users and in December 1999 had the fifth-widest reach among all Internet properties according to Media Metrix.

     The @Home service is a broadband Internet service delivered to consumers via the hybrid fiber-coaxial (HFC) cable infrastructure and accessed via cable modems. Subscribers have access to Internet content and services, including our proprietary multimedia programming, at speeds up to 50 times faster than typical 56 kilobits-per-second connections. The service is "always on," meaning that users do not have to go through dial-up procedures and do not experience busy signals. The foundation of the @Home service is our scalable, distributed, intelligent private network, which avoids bottlenecks frequently encountered on the public Internet. Elements of this network include a national, optical-fiber Internet protocol backbone, regional data centers, local caching servers and a national network operations center. Our network design facilitates end-to-end network management, provides for a high level of security and stores data close to the user in order to minimize the need to retrieve data from the public Internet. Our network interconnects with the networks of our 22 cable partners, through which we had access to approximately 72 million homes worldwide as of December 31, 1999. Of these homes, approximately 24 million were served by upgraded, two-way cable capable of carrying our broadband service. Our principal cable partners include AT&T, Comcast, Cox, Cablevision, Rogers, Shaw and others. Our @Work division further utilizes our network by providing a range of Internet services for businesses, including high-speed connectivity, web hosting and development and hosting of e-commerce solutions.

     Our primary content offering is the Excite Network, an Internet portal providing users a broad array of information in categories such as news, finance and entertainment, as well as services such as search, e-mail, chat, voice mail and address books. In December 1999, the Excite Network reached 27.7 million unique visitors according to Media Metrix. Excite customers can create a personalized My Excite Start Page that allows them to specify the content and the layout of the information that they see each time they visit Excite. We provide our consumers with content from a variety of partners, which include Intuit, Inc., Sportsline USA, Inc., Tickets.com, Inc. and WebMD, Inc. In March 2000, we launched @Home 2000, which extends the benefits of personalized Excite content to our broadband customers, combining Excite information with the rich multimedia content made possible by broadband connectivity.

     For advertisers, we offer a variety of broadband and narrowband advertising packages, ad targeting, serving and reporting services, and assistance with creative development and campaign management. In the fourth quarter of 1999 we had over 1,900 advertisers on the Excite Network. Our MatchLogic subsidiary owns a database of over 72 million unique anonymous user profiles and 9.5 million profiles of people who have agreed to receive promotional messages via e-mail. Using the targeting capabilities provided by these databases, MatchLogic served over 15 billion Internet advertising impressions and delivered over 50 million targeted e-mails during the fourth quarter of 1999.

Strategy

     Our objective is to be the world's leading provider of broadband services. We believe that broadband connections will become the principal means of Internet access, and we have invested in technology and formed strategic relationships that we believe position us to be the leading global broadband access provider. We also believe that content is a critical part of the online experience; this was the primary reason for the merger with Excite. We are applying our expertise in Internet content programming to deliver a compelling online service for our broadband customers. We intend to monetize our broadband traffic through subscription fees, advertising and e-commerce transactions. Our experience in creating rich-media advertisements combined with our MatchLogic targeting capability positions us to provide valuable services to our advertising customers.

     We believe that narrowband Internet services will remain important for years to come, and we intend to remain competitive as a portal service on the web by continuing to develop the Excite Network with new content and applications. This will include the addition of content elements targeted at users of medium- and high-speed connections other than our own broadband service.

     Our strategy includes the following key elements:

Increase Our Broadband Subscriber Base

     We plan to increase the number of subscribers to our @Home broadband service as a way to generate both subscription and media revenue. We are working with our cable partners, technology partners and distributors to make the @Home broadband service available throughout our global footprint of 72 million homes, and to make the service easy to buy and install so that it becomes a mass-marketable product. As of December 31, 1999, approximately 24 million of our homes were upgraded to two-way cable, giving us a large potential market. The availability of the DOCSIS standard cable modems through retail channels allows customers to buy and install our broadband services themselves, which we believe will facilitate the more rapid deployment of cable modems in homes. To this end, we have distribution agreements with several large retailers, including Circuit City, Office Depot, CompUSA and The Good Guys!, as well as original equipment manufacturers such as Compaq and Dell Computer. We use our databases of 51 million registered Excite customers and 9.5 million e-mail profiles to generate inexpensive online marketing leads for the @Home service. We believe that this generated a significant number of qualified marketing leads in 1999 and expect that it will provide us with a low-cost means of acquiring customers in the future.

Deliver Compelling Broadband Content and Services

     We believe that delivering compelling content and services in addition to high-speed connections is critical to building relationships with our customers and to deriving advertising revenues from our broadband traffic. The default start page for our broadband customers will be our new @Home 2000 service, which we launched in March 2000. Providing the foundation for this service are the content and capabilities of the Excite Network. For example, the core philosophy behind our content offerings is personalization, which we believe is critical to building customer loyalty. We offer the My Excite Start Page, which allows users to arrange information such as weather, stock portfolios and news in a modular fashion so that they receive exactly the information they want in a familiar format each time they visit the My Excite Start Page. Users of @Home 2000 will enjoy these same personalization capabilities. In fact, Excite users who have personalized their start pages will be able to view that same information in the broadband environment. @Home 2000 also includes a custom browser designed for broadband usage, which comes with the latest multimedia features and provides easier and quicker access to personalized national and local content and utilities such as search and e-mail. We continue to develop our Excite services with a focus on broadband applications. For example, our acquisition of Bluemountain.com adds online greeting cards to our portfolio of services. We believe that online greetings will be enhanced by the inclusion of multimedia elements such as audio and video, increasing their attractiveness as a broadband application. Our acquisition of Webshots gives us a leading position in the distribution of digital photos, another application that we believe will be attractive to broadband users.

Leverage Our Network Investment to Offer Broadband on Platforms Other Than HFC and To Serve Commercial Customers

     We designed and built the @Home network to provide broadband Internet connectivity over the cable facilities of our cable partners. The network uses our dedicated OC-48 Internet protocol backbone to achieve high data transmission speeds. This backbone can be upgraded easily as new wave-division multiplexing technology becomes available. We have private Internet access arrangements with most major Internet backbone providers, ensuring both faster and less expensive data transfers than possible through use of public access points. We use leading caching technologies to store data close to our customers, thereby reducing redundant data requests from the public Internet and improving network efficiency. Local news feeds and customer e-mail accounts, as well as other information, are stored in a distributed fashion in our 25 regional data centers around the world. We monitor the entire network from our national network operations center in California.

     This network architecture includes thousands of servers deployed in hundreds of cable head-ends, and is tied together by thousands of telecommunications circuits. We believe that this infrastructure represents an efficient means of providing broadband services over HFC networks and creates an opportunity to extend beyond residential HFC to non-HFC broadband platforms such as digital subscriber lines (DSL) and wireless. We are currently exploring ways of delivering our broadband services to consumers using these technologies to the degree permitted by our exclusive agreements with our cable partners.

     We also utilize our network investment to provide broadband services to commercial customers. Our @Work division was serving about 5,100 business customers with HFC, DSL and high-speed private lines as of December 31, 1999. @Work also serves customers with private-label shared web-hosting and e-commerce hosting services. As a result of our acquisition of iMALL in October 1999, we offer merchants the ability to create online storefronts complete with credit card payment processing. This capability enables us to expand the shopping services available on the Excite Network.

Expand the Reach of Our Narrowband Service

     We intend to increase the number of unique users, or reach, of our narrowband media properties in order to offer our advertisers a broader audience and to increase our advertising and direct marketing-related revenue streams. In addition, we believe increased reach builds a larger base of customers to which we can market our broadband services. We will pursue additional reach through increased marketing efforts and strategic relationships and with acquisitions of Internet properties. Our acquisition of Bluemountain.com increased our reach by over 50%, adding 9.6 million unduplicated users (based on Media Metrix reports for December 1999) to our Excite Network customer base.

Continue Our International Expansion

     We are aggressively pursuing opportunities to capitalize on the growth of broadband services and the Internet outside of North America. We believe that expansion outside of North America will be the principal means of expanding our footprint. We have joint ventures with cable partners in Australia, Japan and the Netherlands and distribution agreements in Belgium and Germany. These ventures encompass approximately 13.5 million homes, 11.5 million of which we added in 1999. All of these joint ventures are exclusive, seven-year access agreements. We launched broadband service in the Netherlands in mid-1999 and in Australia in January 2000, with launches in Japan, Belgium and Germany planned for 2000. In addition, we offer Excite-branded portal sites with locally sourced content in Australia, Canada, France, Germany, Italy, Japan, the Netherlands, Spain, Sweden and the United Kingdom.

Build Upon Our Advantage in Monetizing Traffic

     We believe that our expertise in targeted Internet advertising provides us with a significant competitive advantage. Our MatchLogic subsidiary utilizes its databases of 72 million anonymous profiles and 9.5 million e-mail profiles as well as its rich media capabilities to help advertisers maximize returns through precision placement of interactive advertisements and through targeted e-mail campaigns. MatchLogic served over 15 billion Internet advertising impressions and delivered over 50 million targeted e-mails during the fourth quarter of 1999. As a result of these capabilities, we believe we are a leader in the industry in revenue efficiency measures such as revenue per page view and revenue per reach point. We intend to maintain our leadership position by continuing to build our databases and by offering new tools that are designed to address advertisers' desire for highly targeted marketing. Our base of 1.1 million broadband customers also enables us to offer advertisers access to a unique audience capable of viewing eye-catching, highly interactive advertisements.

Expand Our Services Into Other Devices

     We intend to provide our customers with access to our content and services at any time and from any Internet-enabled device. We have invested substantial resources in developing advanced television services including program guides, e-mail, shopping and web access. We have announced advanced-television technology relationships with Microsoft Corp. and Liberate Technologies, and currently plan to distribute these services through two of our cable partners, AT&T and Cox. In addition, we intend to offer personalized Excite content on a variety of other devices, including wireless phones and personal information devices. Excite content is currently available on the Palm VII wireless handheld device, and we have announced an agreement to offer Excite content through AT&T's PocketNet wireless data service.

Excite@Home Services

     Our service offerings fall into two primary categories: subscriber network services and media and advertising services. Subscriber network services include our @Home broadband Internet access service for consumers, as well as our @Work services, which are end-to-end managed connectivity services for businesses. Media and advertising services encompass content and interactive applications on our broadband and narrowband Internet networks, as well as ad serving, targeted marketing and e-commerce solutions across those and other third-party Internet destinations. We operate extensive network and computing facilities that carry and support our services, and maintain 24-hours a day, 7-days a week technical support and customer care operations for our broadband services.

Subscriber Network Services

@Home Service

     We provide consumers with broadband Internet access through our cable partners' infrastructure. We partner with local cable operators who upgrade their networks to two-way HFC in order to deliver our services. By connecting via a cable modem to the @Home broadband network through the local cable infrastructure, subscribers to the @Home service can achieve peak data transmission speeds of 2 to 5 megabits-per-second, which is over 50 times faster than the peak data transmission speed of a 56 kilobits-per-second dial-up modem. This higher transmission rate enables multimedia applications such as audio and video, rich-media advertising and multi-player games. We intend to provide these elements through the @Home 2000 service, which combines Excite-branded national content programmed by us with content sourced locally by our cable partners. The @Home service also provides easy access to the Internet and other online services, as well as other standard Internet service provider (ISP) functionality, including web page hosting for subscribers, multiple e-mail accounts and remote access. We also offer the ability to share Internet access across multiple PCs in the home for an additional monthly fee. A critical differentiator of the @Home service is that it is "always on," providing instantaneous access to the Internet and eliminating the need for a time-consuming dial-up procedure using the telephone network utilized by traditional ISPs.

     Our cable partners are the primary distributors of the @Home service. Our cable partners install the service at prices generally ranging from $75 to $150, though installation fees are frequently waived or discounted by the cable partner as promotional incentives. Generally, our cable partners offer the service at a flat monthly fee of approximately $40, which typically includes a cable modem provided by the cable partner. We believe that this business model will change as self-installable DOCSIS cable modems become more widely available. Modems will be offered for sale by retailers or through original equipment manufacturers, reducing the need for cable companies to provide them and moving the point-of-sale for the @Home service to retail locations. Upon installation, a new subscriber receives @Home client software, which provides access to the @Home start page as well as other online services and Internet content.

     We have contracts with 22 cable companies whose systems include approximately 72 million homes worldwide as of December 31, 1999, including 58.7 million homes in North America in approximately 130 markets. As of December 31, 1999, we had approximately 1.1 million subscribers worldwide, including recently acquired broadband Internet subscribers in the process of being converted to the @Home service. These subscribers are being converted to the @Home service. In the United States, subject to certain exceptions, our agreements with cable partners, including AT&T, Comcast, Cox and Cablevision, provide that our partners may only offer the @Home service, and not competing broadband residential Internet services, over their cable systems through June 4, 2002. The exclusivity of other cable partners in the United States expires on various dates between 2002 and 2005. In Canada, our cable partners have agreed to market and promote the @Home service on an exclusive basis into 2003. Please see "Risk Factors--Our cable partners are not generally obligated to carry our broadband services and the exclusivity obligations that prevent them from carrying competing services may be terminated." Upon the expiration of these exclusivity obligations, other companies may be allowed to offer Internet services on the networks of our cable partners. However, we believe that the customer base, network deployment and expertise gained during the period of exclusivity will position us to compete effectively in this environment. The following table lists our cable partners as of December 31, 1999:

                                Cable Partners
                                                       Outside
                  North America                        North America
     --------------------------------------------      ------------------
     AT&T            Bresnan         Jones             Essent
     Comcast         Century         MidContinent      Jupiter
     Cox             Charter         Prime             Optus
     Cablevision     Cogeco          Videon            Sumitomo
     Rogers          Garden State                      Tele-Columbus
     Shaw            Insight                           Telenet

     Under current arrangements with our U.S. cable partners, we receive 35% of both the basic monthly fees and the fees for premium services, such as Internet access across multiple personal computers in the home. Our partners retain the remaining 65% as well as any fees charged for installation. In Canada, we receive a smaller percentage of the monthly subscription fees billed by our Canadian partners, who are responsible for various costs not borne by our cable partners in the United States. These include the costs of providing additional customer support, data transport within Canada, and national marketing and content programming.

     Outside North America, we have exclusive agreements with six cable operators whose systems serve approximately 13.5 million homes. Subscriber pricing and revenue or royalty splits with cable system operators outside North America vary across these markets based on differences in services and content provided by the international cable system operators, data transport costs and regulatory environments. To the extent that we offer terms of distribution and other services to international cable system operators that are more favorable than those offered to AT&T, Comcast, Cox and Cablevision, these principal U.S. cable partners have the right to obtain those favorable terms.

     Of the approximately 72 million homes in our global footprint, approximately 24 million were served by upgraded two-way HFC cable as of December 31, 1999. Our cable partners are in the process of implementing major infrastructure investments to continue deploying two-way HFC cable. However, each cable partner's infrastructure investments could be subject to change, delay or cancellation. Please see "Risk Factors--We depend on our cable partners to upgrade to the two-way cable infrastructure necessary to support the @Home service; the availability and timing of these upgrades are uncertain."

     In an effort to increase the deployment of the @Home service in North American homes and businesses, we have established a joint venture with cable operators, technology suppliers and systems integrators to encourage small and medium-sized cable operators to offer the @Home service. Known as @Home Solutions, the venture provides smaller operators a full range of services, including financing of cable and network equipment, expanded customer service, billing systems, service installation and marketing support. @Home Solutions has secured the participation of six cable operators (not included in the cable partners listed in the above table) whose systems pass over one million homes in the United States. Other equity participants in @Home Solutions include Cisco Systems, Inc., General Instrument Inc. and Motorola, Inc.

     In December 1999, we entered into strategic relationships with Cox, Microsoft and Liberate Technologies for the development and advancement of interactive television technologies and applications and advanced television services. We intend to leverage our high-speed backbone and distributed broadband platform to accelerate the design of advanced set-top box devices and software optimized for delivery of interactive television services. We believe that the interactive television experience provides opportunities for expanding the reach of our broadband services, including personalized content, rich multimedia and communications and information services.

@Work Services

     @Work offers commercial customers high-speed managed connectivity, web hosting, virtual private networking and telecommuting services. Using the same national transport facilities and other infrastructure used to provide the @Home service, @Work serves over 5,100 customers with high-speed access services over digital telecommunications lines, HFC cable and digital subscriber lines.

     In October 1999, we completed our acquisition of iMALL, a provider of e-commerce solutions to online merchants. In conjunction with this acquisition, we entered into a 10-year agreement with First Data Merchant Services Corp., a former shareholder and marketing partner of iMALL, under which First Data will market and distribute our e-commerce services to its merchant base. Merchants using these e-commerce services will be able to establish a storefront and feature their products on the Excite Shopping Service, and we also intend to offer these services to our current merchants. As a result of enabling small and medium-sized businesses to conduct integrated online sales, we expect to increase the number and variety of products offered through our shopping services.

     In September 1999, we introduced Work.com, a portal service designed specifically for the needs of business professionals and their companies. Capitalizing on our experience in the portal business, this effort is the first phase of an initiative to develop a comprehensive business portal featuring vertical industry content, communities, business applications and services customizable to business users' needs. In February 2000, we announced the next phase of this effort, an agreement with Dow Jones & Co. to form a joint venture for the further development of the Work.com portal. In addition to cash funding, both Dow Jones and we will contribute operating assets, content, technology and business-related Internet properties to the joint venture. The new company will focus on creating a comprehensive Internet portal offering news, information and business services to small and medium-sized businesses and professionals.

Media and Advertising Services

     Our media and advertising services extend across our narrowband and broadband services and include two primary activities, the development and aggregation of content and value-added services and the sale of advertising within our online networks, as well as other advertising-related activities such as ad serving, ad content creation and online campaign management. Advertising sales are conducted by our own sales force, and our ad serving and other advertising-related services are offered by our MatchLogic subsidiary.

Narrowband Content and Services

     Excite@Home offers content for both narrowband and broadband Internet media. The Excite Network is a global Internet media network offering comprehensive Internet navigation services with extensive personalization capabilities. The primary site of the Excite Network is www.excite.com, the narrowband portal site that consistently has been ranked as one of the top ten destinations on the Internet. The Excite Network consists of a suite of specialized information services, organized under easily accessible topical channels that combine proprietary search technology, aggregated content from third parties, bulletin boards, chat, editorial web reviews and other community features. The Excite Network has recently introduced communications and information management services such as online address books and calendars, voice chat and voice mail. We offer portal web sites with locally sourced content in Australia, Canada, France, Germany, Italy, Japan, the Netherlands, Spain, Sweden and the United Kingdom.

     Key features of the Excite Network designed to increase user loyalty and time spent on the network include:

     . Personalization. The Excite Network delivers a personalized Internet experience for users by allowing them to personalize their home page Internet interface and choose the information they want delivered. Users can program their own My Excite Start Page, allowing consumers to create a personal profile which selects and automatically updates information of interest such as personalized stock quotes, news stories, sports scores, horoscopes, local and national weather, television listings and special reminders. We believe this engenders user loyalty, increases switching costs and provides data and an access channel for targeted advertising.

     . Excite Search. We maintain an extensive index of Internet documents, which we refresh automatically on a regular basis. Our search technology allows consumers to search the Internet in multiple ways, including by keyword, phrase, concept, Boolean logic or proper name. The Excite "More Like This" feature, which utilizes query-by-example technology, allows users who find a document of interest to find similar documents with the click of a button. In addition, our automatic abstract technology provides consumers with a brief and accurate abstract of each document returned by a search. Excite Search also permits users to search news articles, Usenet newsgroups and the Excite City.Net travel index.

      . Excite Communications and Information Management Services. In order to increase the utility of the Excite portal to our customers, we have developed a set of services designed to help customers manage personal information and communicate with friends and family. Information management services include the Excite Planner, an online address book, calendar and task list, and Excite Assistant, a desktop window providing an Excite customer access to the most relevant information in his or her account without the need for a browser window. Communications services include Excite VoiceMail, the only web-based voicemail system offered by an Internet portal, and Excite VoiceChat.

     . Excite Content and Communities. The channels-based format of the Excite Network provides consumers with an intuitive interface that reflects the way they navigate through other forms of media, such as television. By combining existing services with specialized information and services from leading content providers, the Excite Network provides channel-specific content including topical news, links to related web sites, products and services and directories. The Excite Shopping Channel offers a safe and convenient online shopping service for consumers. The Excite Auctions site is a part of the FairMarket Auction Network, a network of auction sites giving users access to products for sale across all member sites. This format enables advertisers and retailers to more effectively reach target consumers. Community-building services, such as Excite Communities, Excite Boards and Excite Chat, allow users to join communities of other users with similar interests or needs, thereby enhancing the user experience within the Excite Network with the goal of improving customer retention.

     As part of our strategy to offer enhanced content and services, develop capabilities suited to broadband and expand our narrowband reach, we acquired Bluemountain.com, a leading provider of online greeting card services, in December 1999. This acquisition increased the reach of the Excite Network by over 50% in December 1999. According to Media Metrix, Bluemountain.com had approximately 18 million unique users in December 1999 and was the eighth-most frequently visited web site during that time. Although December is historically one of the busiest months for online greeting card services and therefore is not indicative of traffic levels for other months, we expect Bluemountain.com to contribute significantly to Internet traffic on the Excite Network throughout the year. We intend to integrate our Excite communications services into the Bluemountain.com service and offer Excite shopping services to Bluemountain.com customers, each of whom is involved in a potential gift-giving transaction when sending a greeting card. In conjunction with this announcement, we also announced distribution agreements with three gift-related e-commerce companies whose products will be promoted on Bluemountain.com.

Broadband Content and Services

     In March 2000, we launched @Home 2000, a broadband online service that combines the high-speed access of our @Home service with a new Excite broadband portal enhanced with rich media and personalized content aimed at helping our subscribers manage their daily lives. The @Home 2000 broadband Internet service offers an attractive combination of benefits to our subscribers, including speed, "always-on" connectivity, personalization, utility and rich media. Speed reduces the time it takes for web pages to load and gives customers access to an enhanced content experience, including high quality audio and video. An always-on connection means customers do not have to dial-up to connect to the service, which turns the computer into a readily accessible information appliance. Personalization allows customers to select specific content, including stock quotes and news. @Home 2000's new integrated browser makes personalized and local content and services such as e-mail more easily accessible. The combination of speed and content offer customers easy access to rich media on the Internet.

     The new custom browser available with @Home 2000 features an integrated package customized for the broadband experience. The browser is based on Internet Explorer 5.0 and includes the latest technology, providing integrated access to customers' personalized national and local content and utilities such as e-mail and search. The @Home service has also been enhanced with multiple e-mail accounts, 70 megabytes of personal storage space, online help utilizing video tutorials and support for personal home networks of up to five Web-enabled computers or devices.

     The content and navigation of the Excite narrowband portal have been enhanced to create a broadband Web portal that enables access to rich media and personalization. Broadband customers will be able to enjoy the benefits of the personalized Excite portal on a broadband platform. For example, customers can view local weather from an animated Doppler radar. Additionally, the Excite broadband portal enables Web sites to perform in a similar manner to user-friendly software applications, such as allowing for home pages to be personalized using "drag and drop". Also, roll-over menus provide visual aids to help consumers learn more about a service without having to add more links. Broadband content has been integrated on the new Excite portal and includes such features as news clips, short animation films and links to broadband content on the Web.

     We believe that the introduction of @Home 2000 and the Excite broadband portal represents a significant achievement made possible by our merger with Excite in May 1999. We intend to further leverage the personalization and content of the Excite Network and the high-speed access of our @Home service by continuing to enhance our broadband products and services over multiple platform, including advanced set-top devices and mobile devices, and multiple delivery channels, such as DSL and wireless.

Advertising Services

     Through our various advertising programs, advertisers can combine multiple advertising packages tailored for their specific needs.

     . Banner Advertisements. Banner advertisements are prominently displayed throughout the Excite Network. Excite offers a variety of banner-advertising programs that enable advertisers to target various market segments. Mass-market placements deliver general rotation banner advertisements throughout the Excite Network but do not have any particular market segmentation. Targeted advertising addresses an audience with a specific content interest on one of our services; these advertisers can target general interest topics such as "sports" or more specific sub-categories such as "college basketball" or a particular team. We charge higher per-impression fees for advertising products based upon the specificity of the target audience.

          On the @Home broadband service, we also sell advertising through several formats, including half-banners and the "B*box", a broadband audio/video advertising space. With the B*box, advertisers can broaden their creative presentation using video clips, audio and animation. Advertisers have the ability to enhance their message by using multimedia tools and technologies such as Enliven, Flash, Quicktime Video, Real Audio and Shockwave. Advertisers' ability to present more compelling messages to online users has resulted in advertising rates greater than those charged for banner advertising on the narrowband web sites.

          We also sell advertising placements and links outside of the space normally reserved for banner advertisements. These arrangements are known as sponsorships because they typically involve the placement of an advertisement or link in a topical channel as though the advertiser was sponsoring the content on a specific page. These arrangements have a longer term than traditional banner advertising agreements. The ad or link is programmed to appear prominently in the same spot on the page each time the user calls for that page of channel content. Some of our sponsors include Amazon.com, AT&T, autobytel.com, Barnes & Noble and Charles Schwab.

     . Targeted Marketing Services. We also provide ad serving, targeted marketing, campaign management and other advertising-related services through the operations of our MatchLogic subsidiary. MatchLogic maintains a database of consumer demographic, purchasing and other data relevant to marketers, which as of December 31, 1999, consisted of approximately 72 million unique anonymous profiles and 9.5 million e-mail profiles. Using MatchLogic's targeting services, advertisers or advertising agencies can deliver ads based on a user's particular demographic traits, geographic location, connection capabilities and/or keyword and virtual keyword data input. MatchLogic serves ad campaigns simultaneously to multiple web sites in the form of banner advertisement and to e-mail audiences via targeted e-mail messages. MatchLogic measures results immediately, produces consolidated results reports on the success of the entire campaign, and analyzes these results to enable advertisers to quickly assess the effectiveness of the campaign. MatchLogic can dynamically adjust campaigns in order to maximize the effectiveness of the advertiser's investment.

     MatchLogic also provides assistance to advertisers in the use of rich media advertising techniques such as animation and sound to improve the appeal and interactive nature of their advertisements on narrowband and broadband web sites.

Network and Computing Facilities

     Residential subscribers access our broadband services primarily through high-speed cable modems, which attach to their personal computers via a standard Ethernet connection, while businesses can also connect through telecommunications networks. The four key principles of our network strategy are end-to-end network management, "always-on" service, scalability and moving data closer to the user:

     . End-to-End Network Management. The @Home broadband network architecture allows us to monitor our network all the way to the subscriber's home. Because the @Home broadband network is centrally managed, we can dynamically identify and enhance network quality, service and performance, or address issues before they affect the user experience.

     . "Always-on" Service. Unlike dial-up Internet access services, the @Home broadband network is "always on." The user has an uninterrupted connection to the Internet as long as his or her computer and cable modem are on. This eliminates the need for a time-consuming connection process, making our content and content on the Internet more readily available and convenient.

     . Scalability. The @Home service is designed to be scalable to handle increasing numbers of subscribers without degradation. As subscriber penetration increases, the cable operator has multiple cost-effective alternatives to increase capacity. These include allocating additional 6 MHz channels for the @Home service and reducing the number of subscribers sharing a given bandwidth by expanding nodes, thereby allocating more bandwidth to a given number of subscribers.

     . Moving Data Closer to the User. The @Home broadband network utilizes caching and replication technologies to store information closer to users. These techniques recognize a fundamental weakness of the Internet, namely duplicative data transfers. By caching a given data file in a local server the first time it is requested by a user, we ensure that the same file can be delivered to the next user to request it without once again retrieving it from the public Internet. This reduces traffic on our backbone and speeds download time for subscribers.

     The primary components of the @Home broadband network are our high-speed private national backbone, regional data centers, regional networks, headends where caching servers are located, network connections, cable modems and our Network Operations Center.

Private National Backbone

     We operate our own private national backbone, which consists of two dedicated OC-48 private-line circuits under a 20-year agreement with AT&T. This nationwide Internet protocol network enables us to support up to five million broadband users initially, and can be upgraded to higher bandwidths as demand requires. These circuits connect our regional data centers and regional networks with content providers and the Internet. This backbone can be viewed as a high-speed "parallel Internet" that connects via our routers to the Internet at multiple network access points with "Tier-One" peering status, which permits us to exchange Internet traffic with other nationwide ISPs.

Regional Data Centers

     The regional data centers act as service hubs for defined geographic areas, such as major metropolitan areas. The regional data centers are used to provide services such as e-mail, news groups and chat, monitor network performance, replicate content and applications, and provide a cost-efficient infrastructure to cache and multicast data throughout each region. Regional data centers also house local content and subscribers' web pages. We currently have 25 regional data centers in operation worldwide.

Regional Networks

     The regional networks consist of network routers and switches that interconnect our regional data centers and national backbone to multiple cable headend facilities. These networks generally take advantage of cable operators' fiber optic infrastructures that are normally used to transport cable television signals from master headend facilities to other headends within a region. This approach often allows us to avoid the high cost of leasing conventional high-speed communication services from local telephone companies when deploying high-speed connectivity in a region.

Headends

     The cable system headends are connected to each regional data center through the regional network. In order to move data as close to the subscriber as possible and to avoid repetitive transmission of data, the headends employ high-performance caching servers that store frequently accessed content locally, thereby greatly reducing the amount of data transmission (and corresponding transport costs) in higher layers of the network. In addition, local caching servers can compile far more comprehensive usage data than is normally attainable on the Internet, which can be used for network troubleshooting, tuning performance and tailoring the @Home service.

Network Connections

     The last leg of the network connection is from the headend to the consumer over a cable operator's cable system. Fiber optic lines carry the signal from the headend out to cable nodes in each neighborhood, which in turn connect through traditional coaxial cable to the home. These fiber optic nodes typically service from 300 to 2,000 homes in a relatively modern cable system. In such a system, each television channel requires 6 MHz of the 450-750 MHz of total system capacity. Downstream transmission of the @Home service utilizes a similar channel. Upstream transmission, however, utilizes a frequency range not used for traditional broadcast by cable systems. This range is more prone to interference than downstream channels, which effectively limits the peak upstream transmission speed.

Cable Modems

     In the home, a cable modem connects to the cable television coaxial wiring and attaches to the user's personal computer via standard Ethernet connections. The data transmission speed of a cable modem depends on the specific model and can range from 10 to 27 megabits-per-second downstream and 0.7 to 10 megabits-per-second upstream. The actual performance that subscribers experience is often constrained by the capacity of their personal computers, the capacity of the server being accessed and the type of network architecture utilized. As a result, downstream transmission speeds are generally limited to 2 to 5 megabits-per-second. In addition, in some markets, we have limited users' upstream bandwidth in order to prevent abuse of our systems by users, and we expect to continue to limit upstream bandwidth in additional portions of our network. The North American cable industry has adopted DOCSIS to support the delivery of data services utilizing interoperable cable modems. We believe that this new standard and the distribution of DOCSIS-compliant modems through retail stores will facilitate the growth of the cable modem industry. Please see "Risk Factors--If we cannot maintain the scalability and speed of our @Home broadband network, customers will not accept our broadband services" and "If new DOCSIS-compliant cable modems are not deployed timely and successfully, our subscriber growth could be constrained."

Network Operations Center

     We provide end-to-end network management through our network operations center. The network operations center uses advanced network management tools and systems to monitor the network infrastructure on a 24-hours a day, 7-days a week basis, enhancing our ability to address performance bottlenecks before they affect the user experience. From the network operations center, we can manage the @Home broadband network from end-to-end, including the backbone, regional data centers, regional networks, headend facilities, servers and other components of the network infrastructure to the user's home. Please see "Risk Factors--Our dependence on our network to provide our broadband services exposes us to a significant risk of system failure."

Customer Support

     Our customer care organization provides a variety of support functions for our cable partners and their customers, @Home customers and Excite users. These services generally are available 24-hours a day, 7-days a week. This organization is also responsible for the Help and Member Services areas within the @Home broadband services.

     There are two levels of support provided to our @Home broadband customers. When customers need help with their @Home broadband service, they contact the Tier 1 customer support organization, typically managed by the cable partner in their area. Customers needing assistance beyond the capability of the cable partner Tier 1 organization are transferred to the @Home Tier 2 customer support team. The Tier 2 team provides computer and network technical support to resolve customers' problems. The Tier 2 team employs a variety of experts familiar with the @Home Network, including technical support representatives, lead technicians and product specialists to identify and solve the customer's problems. Each cable partner's support team and our customer support work together to resolve any customer issues.

     We also provide Tier 1 customer support services for some of the smaller cable partners that do not have the scale to provide Tier 1 customer support. Typically, our Tier 1 customer support representatives help customers with the following: ordering the service, billing questions, password inquiries, simple browser functionality and simple use of the Internet. Currently, we provide this service to eight cable partners.

     Excite users interact with our Excite support team primarily through e-mail. The team provides information and guidance to our Excite customers on the many applications available on the Excite Network and also provides assistance to third parties that seek to make their web sites available through the Excite Network. We offer web and e-mail based support for our My Excite Start Page, Excite Voice Mail, Excite Chat, Excite PAL and Excite Communities services.

Sales and Marketing

     We have a direct sales organization with professionals located in Chicago, Dallas, Detroit, Los Angeles, New York, Boston, Denver, Philadelphia and San Francisco. This direct sales force sells to advertisers and advertising agencies and is responsible for selling banner advertisements and sponsorships on the Excite Network and the @Home broadband service.

     For our subscriber network services, we currently rely primarily on our cable partners to sell the @Home service. In addition, using MatchLogic, we are marketing our broadband services to users of our Excite narrowband services. Our cable partners conduct local and regional advertising and marketing campaigns targeted to geographic areas in which the service is available. These activities include bill inserts and local television advertising, among others. We have engaged in nationwide marketing of the service through promotional activities such as mall tours in which potential customers have the opportunity to "test drive" the service at a display in a local shopping mall and to sign up for the service on the spot. Our ability to market the service broadly has been limited by the availability of the service; as our partners complete further upgrades to their facilities and the @Home service becomes more widely available, our cable partners will be able to market the service in a broader fashion.

     A key initiative for us and our cable partners is to make the @Home service available through retail stores such as electronics and office supplies stores, and through original equipment manufacturers such as computer manufacturers. To date, we have reached agreements with electronics retailers including Circuit City, CompUSA and The Good Guys! and with office products retailers including Office Depot, Staples and OfficeMax, who will offer the @Home pre-installation kit alongside a demonstration of the service. This allows potential customers to try the service and contact their cable company to schedule an installation appointment. Also, we have announced agreements with Dell and Compaq under which these original equipment manufacturers will promote the @Home service and assist their customers in scheduling installation appointments with their cable companies. Dell and Compaq will also ship computers pre-configured for the @Home service, including a pre-installed network interface card.

International Operations

     We have agreements with several cable operators outside of North America who have agreed to distribute local versions of the @Home service over their cable systems on an exclusive basis. As of December 31, 1999, we had launched service in the Netherlands, Belgium and Australia, with launches scheduled in Germany and Japan in 2000.

     We believe that international expansion will be the principal means of expanding our global footprint. We have portals with locally sourced content in Australia, Canada, France, Germany, Italy, Japan, the Netherlands, Spain, Sweden, and the United Kingdom.

Product Development, Technology and Engineering

     Our product development and engineering efforts focus on: (1) design and development of new technologies and products to increase the speed and efficiency of our broadband network architecture and to facilitate the development and distribution of high bandwidth content and commercial value-added applications; (2) adaptation of our network services for use over non-HFC access technologies, such as DSL; (3) development of software tools and enabling platforms for the creation and distribution of enhanced content optimized for our broadband network; and (4) transferring the appropriate components of our broadband network to TV-based Internet devices and developing software, e-mail support and related services for these devices.

     Product development and engineering expenses for the years ended December 31, 1999, 1998 and 1997 were $54.8 million, $17.0 million and $12.0 million, respectively. Research and development expenses related to Excite from the date of its acquisition in May 1999 to December 31, 1999 were approximately $20.4 million. We believe that developing new and enhanced services and technology is necessary to remain competitive. Accordingly, we intend to continue to make investments in research and development, including developing, licensing or acquiring new technologies.

     The markets in which we compete are characterized by rapidly changing technologies, evolving industry standards, frequent new service and product announcements, introductions and enhancements and changing customer demands. These market characteristics are exacerbated by the emerging nature of the Internet and the desire of companies from a multitude of industries to offer Internet-based products and services. Accordingly, our future success will depend on our ability to stay ahead of rapidly changing technologies and to adapt our services to evolving industry standards. In addition, we will need to regularly improve the performance, features and reliability of our network in response to competitive service and product offerings and the evolving demands of the marketplace. Our failure to adapt to such changes and evolution could seriously harm our business. In addition, if new Internet, networking or telecommunications technologies are adopted or if other technological changes occur, we may incur substantial expenses to modify or adapt our services or infrastructure.

Competition

Broadband

     The markets for consumer and business broadband services are extremely competitive, and we expect that competition will intensify in the future. Our most direct competitors for broadband services include the following:

     . Providers of cable-based Internet services. Time Warner Inc. and Media One Group have deployed high-speed Internet access services over their local cable networks through their own cable-based Internet service, Road Runner. We currently compete with Road Runner to establish distribution arrangements with cable system operators and we may compete for subscribers in the future if and when our cable partners cease to be subject to their exclusivity obligations to us. However, we do not compete directly with Road Runner for broadband customers since the cable networks of our cable partners do not generally overlap with those of Time Warner and Media One. If the merger between Time Warner and America Online announced in January 2000 is completed, we expect the Road Runner service to be aggressively marketed to America Online customers in Time Warner's cable markets which could result in an acceleration of Road Runner's subscriber growth rates and increased competition in forming alliances with broadband content providers and advertisers. The proposed merger may also result in increased competition for broadband Internet access service subscribers after our exclusivity arrangements with our principal cable partners expire. We also compete with other providers of cable-based Internet services, such as ISP Channel, Inc. and High Speed Access Corporation;

     . Telecommunications providers. We compete with national long-distance and local exchange carriers that offer high-speed, Internet access services such as DSL. Recently, these services have been offered in a number of areas and at lower prices than in the past. If the advanced services offered by these companies are deregulated, this would further enhance the ability of these companies to compete against our services; and

     . Internet and online service providers. We compete with Internet service providers that provide basic Internet access services and with online service providers such as America Online and other Internet portals and online services that have announced broadband strategies, such as Yahoo!.

Narrowband

     The market for narrowband and broadband services and Internet advertising is intensely competitive. There are no substantial barriers to entry in these markets and we expect competition to intensify. We believe that the number of companies relying on fees from web-based advertising has increased substantially during the past year. Accordingly, we may face increased pricing pressure for the sale of advertisements on our network, which may seriously harm our business. We believe the main competitive factors in this market are brand recognition, user base, performance, ease of use, variety of value-added services, features and quality of support.

     We compete with a number of companies both for users and advertisers. We expect this competition will intensify, particularly because there are few barriers to entry in our market. Our competitors include:

     .  Internet "portals" such as Lycos, AOL.com, Yahoo!, Alta Vista and NBCi;

     . online service providers such as America Online, CompuServe, Microsoft's MSN and Prodigy services;

     . large media companies such as CBS, NBC and Time Warner, who have announced initiatives to develop web services; and

     . other smaller companies providing Internet-based and advertising-supported content.

     In addition, we face increasing competition from a large number of businesses which offer Internet services such as e-mail, stock quotes, news and chat features and who publish information and content on the Internet.

     We also expect to compete with Internet and online service providers, web site operators, providers of Internet browser software such as Netscape or Microsoft, and other Internet services and products that incorporate search and retrieval features into their offerings. Many of these potential competitors have announced plans to offer competing Internet services and may take actions that make it more difficult for consumers to find and use the Excite Network.

     We also compete with traditional advertising media such as print, radio and television for a share of advertisers' total advertising budgets. If advertisers do not perceive Internet advertising to be as effective as traditional media, our business may be adversely affected.

     Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories in the online market, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we have. Such competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees, distribution partners, advertisers and content providers. These competitors may develop web search and retrieval services or other online services that are equal or superior to that of ours or that achieve greater market acceptance than our offerings.

     As the market continues to develop and competition intensifies, our competitors may merge or form strategic alliances that would increase their ability to compete with us for traffic and advertisers. These relationships may also negatively impact our ability to form or maintain strategic relationships with those companies. Mergers between Internet and traditional media companies, such as the proposed merger of America Online and Time Warner Inc., would create large, diverse media conglomerates with significantly greater Internet service delivery capabilities and access to content than we have. Please see "Risk Factors--Increased competition for users of Internet services and content may result in lower subscriber growth rates for our online and Internet services and lower advertising rates and decreased demand for advertising space on our web sites."

     Many providers of web services have been entering into distribution arrangements, co-branding arrangements, content arrangements and other strategic partnering arrangements with Internet and online service providers, providers of web browsers, operators of high traffic web sites and other businesses in an attempt to increase traffic and page views, and thereby making their web sites more attractive to web advertisers while also making it more difficult for consumers to access our services. In addition, many large media companies have either launched or have announced that they are contemplating developing Internet navigation services and are attempting to become web "gateway" sites for web users. For example, Infoseek Corporation and the Walt Disney Company have partnered to launch Go Network, which features ABCNEWS.com for news, ESPN.com for sports, Disney.com for families and kids, Infoseek for search, and Disney and ABC for entertainment, and which will compete directly with the Excite Network for user traffic and advertisers. Also, NBC has created NBCi, which operates the xoom.com gateway, and both Time-Warner and CBS have announced initiatives to develop web services to have their web sites become the starting point for users navigating the web. In the event these companies develop such "gateway" sites, we could lose a substantial portion of our user traffic, which would have a material adverse affect on our advertising revenues and on our business.

Intellectual Property

     We regard our technology as proprietary and we attempt to protect it under copyrights, trademarks, trade secret laws, restrictions on disclosure and transferring title and other methods, and we have been issued patents with respect to certain aspects of our searching and indexing technology. We currently have several new patent applications pending. These applications may not result in a patent being issued. Furthermore, any patents that may be issued from these pending applications may not be sufficiently broad to protect our technology. In addition, despite having patents, it is possible that our patents may be challenged, invalidated or circumvented. The failure of any patents to protect our technology may make it easier for our competitors to offer technology equivalent or superior to our technology.

     We also generally enter into confidentiality or license agreements with our employees and consultants, and generally control access to and distribution of our documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our services or technology without authorization, or to develop similar technology independently. In addition, effective copyright, trademark and trade secret protection may be unavailable or limited in certain foreign countries. Policing unauthorized use of our technology is difficult. The steps taken by us may not prevent misappropriation or infringement of our technology. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation may result in substantial costs and diversion of resources and may have a material adverse affect on our financial condition.

     Many parties, including our competitors, are actively developing personalization, search, indexing and related web technologies. Some of these parties have taken, and we believe that others will take, steps to protect these technologies, including seeking patent protection and enforcement of such patents through licensing and litigation. As a result, we believe that disputes regarding the use of such technologies are likely to arise in the future. Competitors or others may initiate lawsuits against us asserting patent infringement. We may not be able to defend successfully any such litigation either on the grounds that patents are invalid or that our search technology does not infringe on patents of others. Even if we are successful, there can be no assurance that the costs and resources required to defend any such litigation will not have a material adverse affect on our financial condition or results of operations.

     In addition, from time to time, we have received, and may receive in the future, notice of claims of infringement of other parties' proprietary rights, including claims for infringement resulting from users downloading of materials by the services operated by us. Although we investigate claims and respond as we deem appropriate, there can be no assurance that infringement or invalidity claims, or claims for indemnification resulting from infringement claims, may not be asserted or prosecuted against us or that any assertions or prosecutions will not materially and adversely affect our financial condition or results of operations. Irrespective of the validity or the successful assertion of such claims, we would incur significant costs and diversion of resources to defend any such claims which may have a material adverse affect on our financial condition and results of operations. If any claims or actions were asserted against us, we might seek to obtain a license under a third party's intellectual property rights. Such a license may not be available on commercially reasonable terms, or at all.

     We also license certain of our technologies from third parties. As we continue to introduce new services that incorporate new technologies, we may be required to license additional technology from others. These third-party technology licenses may not be available on commercially reasonable terms, if at all. If we do not obtain any of these technology licenses, we may experience delays or reductions in the introduction of new services or the performance of our services may be materially and adversely affected until equivalent technology could be identified, licensed and integrated. Any such delays or reductions in the introduction of services or adverse impact on service quality may materially and adversely affect our business.

Employees

     As of December 31, 1999, Excite@Home had 2,319 employees, excluding temporary personnel and consultants. Of the total, 793 were employed in networking, engineering and operations; 339 were employed in customer care; 980 were employed in sales, marketing and related activities; 53 supported our international operations; and 154 were employed in general and administrative activities. Our acquisition of iMALL added approximately 170 employees, primarily to networking, engineering and operations and Bluemountain.com added approximately 90 employees, primarily to sales, marketing and related activities. None of our employees are represented by a labor union, and we consider our relations with our employees to be good. Our ability to achieve our financial and operational objectives depends in large part upon the continued service of our senior management and key technical personnel and our continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such qualified personnel in our industry and geographical location in the San Francisco Bay Area is intense, particularly in software development, network engineering, cable engineering and product management personnel. Please see "Risk Factors--Our future success depends on our ability to attract, retain and motivate highly skilled employees."

Risk Factors

     The risks described below are not the only ones facing our company. Additional risks not presently known to us, or that we currently deem immaterial, may also impair our business operations. Our business, financial condition or results of operations could be seriously harmed by any of these risks. The trading price of our Series A common stock could decline due to any of these risks.

Risks Related to Excite@Home's Business

We may fail to integrate our business and technologies with the business and technologies of Excite, Bluemountain.com and the other companies we have recently acquired or may acquire.

     We have completed several acquisitions recently, including our acquisitions of Excite, Inc. in May 1999, iMALL, Inc. in October 1999 and Bluemountain.com in December 1999. We intend to pursue additional acquisitions in the future. If we fail to integrate these businesses, our quarterly and annual results may be adversely affected. Integrating acquired organizations and products and services could be expensive, time-consuming and a strain on our resources. Risks we could face with respect to acquisitions include:

     . the difficulty of integrating acquired technology or content and rights into our services;

     . the difficulty of assimilating the personnel of the acquired companies;

     . the difficulty of coordinating and integrating geographically-dispersed operations;

     .    our ability to retain customers of an acquired company;

     . the potential disruption of our ongoing business and distraction of management;

     .    the maintenance of brand recognition of acquired businesses;

     .    the failure to successfully develop acquired in-process technology;

     .    unanticipated expenses related to technology integration;

     . the maintenance of uniform standards, corporate cultures, controls, procedures and policies;

     . the impairment of relationships with employees and customers as a result of the integration of new management personnel; and

     .    the potential unknown liabilities associated with acquired businesses.

     Our inability to address any of these risks successfully could harm our business.

     Although we have launched @Home 2000, which integrates the technology platform of the @Home network broadband services with Excite's Internet services, we have not fully integrated such services including the advertising services of Excite's subsidiary, MatchLogic. In addition, @Home 2000 has not experienced significant traffic to date due to its recent release and we cannot ensure that problems will not occur in widespread deployment. Further integration of the Excite and MatchLogic services to the @Home network broadband platform poses a number of technical challenges, including difficulties associated with providing reliable updating and personalization of content over @Home's broadband services and the difficulties associated with applying the advertising services and targeting technologies of Excite's MatchLogic subsidiary over the @Home broadband services. This is particularly challenging because it is more difficult to provide regularly updated and personalized information from distributed regional data centers, which we rely upon to deliver our broadband services, than it is to deliver services from a central data center, as Excite and MatchLogic currently do, in delivering their narrowband services. We may not be able to achieve the same level of reliability in providing updated and personalized Excite broadband content over the @Home service as we have achieved with the Excite narrowband service.

     We may be unable to identify future acquisition targets and we may be unable to complete future acquisitions on reasonable terms. Even if we complete an acquisition, we may have difficulty in integrating it with our current organization, technology and product and services offerings, and any acquired features, functions, products or services may not achieve market acceptance.

Recently-acquired businesses may not be successful.

     We have recently acquired companies in an early stage of development and with unproven business models.

     iMALL. Prior to August 1998, substantially all of iMALL's revenues were attributable to its seminar business. This business was discontinued in August 1998. iMALL has yet to achieve significant revenue from its current business of providing turnkey electronic commerce services to online merchants or its other shopping-oriented web sites. A market for iMALL's services may not develop, and iMALL's services may not become widely accepted.

     Bluemountain.com. The acquisition of Bluemountain.com also involves a number of risks. For example, prior to the acquisition, the Bluemountain.com electronic greeting card service only sold limited advertising on its web sites. Bluemountain.com users may not accept a service that displays advertising. Bluemountain.com users may not continue to use the Bluemountain.com service for other reasons. For instance, competitive electronic greeting card sites have increased in popularity. Also, the popularity of electronic greeting card services could decline generally. Additionally, advertisers may not choose to advertise on the Bluemountain.com service if users do not accept advertising or purchase goods or services advertised on Bluemountain.com in sufficient quantities.

     During the first quarter of 2000, we acquired Kendara, Inc. and Rucker Design Group and we expect to acquire several other companies during 2000. These companies have specific technology and other capabilities that we may not be able to successfully integrate with our services or transition to our online platforms. As a result, we may incur unexpected integration and product development expenses that could harm our results of operations. We may also be required to record charges to operations related to the impairment of acquired technology or other intangible assets.

We have incurred and expect to continue to incur substantial losses.

     At Home Corporation was incorporated in March 1995, commenced operations in August 1995, and has incurred net losses in each fiscal period since its inception. As of December 31, 1999, we had an accumulated deficit of $1,685 million, which includes depreciation, cost and amortization of acquisition-related intangibles and deferred compensation and cost and amortization of distribution agreements of approximately $1,631 million since inception. Excite, Inc., which we acquired in May 1999, has never been profitable. In addition, we currently intend to increase capital expenditures and operating expenses in order to expand our network and to market and provide our broadband services to potential subscribers as well as to market our narrowband services. As a result of the acquisitions of Excite, iMALL, Bluemountain.com and other companies, we anticipate that we will incur substantial non-cash charges including those relating to the amortization of goodwill and other intangible assets in future periods. Therefore, we anticipate that we will incur significant net losses for the foreseeable future.

Our quarterly operating results may fluctuate because of a number of factors.

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

     . seasonality during the first quarter of each year associated with the advertising business and Bluemountain.com; and

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

     Due to all of the foregoing factors and the other risks described in this section, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance, particularly in light of the number of acquisitions we have completed. It is possible that in some future periods our results of operations may be below the expectations of public market analysts and investors. In this event, the price of our Series A common stock may fall.

If we do not develop new and enhanced features, products and services for our narrowband and broadband services, we may not be able to attract and retain a sufficient number of users.

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

     We may also experience difficulties that could delay or prevent us from introducing new features, products or services. Furthermore, these features, products or services may contain errors that are discovered after the feature, product or services are introduced. We may need to modify their design significantly to correct these errors. In addition, we must consult with and involve our principal cable partners in the development and design of new features, products or services for our broadband services. Therefore, the process of introducing new broadband features, products and services is time consuming and if our principal cable partners object to a new feature, product or service, we could be prohibited from offering it in particular areas. Our business could be adversely affected if we experience difficulties in introducing new products and services or if users do not accept these new products or services.

We depend on the sale of advertisements on our services, and if online advertising does not become accepted, or if users employ new technology to block or filter online advertising, our business would be harmed.

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

     Different pricing models are used to sell online advertising. It is difficult to predict which, if any, will emerge as the industry standard. This makes it difficult to project future advertising rates and revenues. For example, advertising rates based on the number of "click throughs," or user requests for additional information made by clicking on the advertisement, instead of rates based solely on the number of impressions, or number of times an advertisement is displayed, could adversely affect our revenues because impression-based advertising comprises a substantial majority of our current advertising revenues. Our advertising revenues could be harmed if we are unable to adapt to new forms of online advertising.

     Moreover, "filter" software programs that limit or prevent advertising from being delivered to a web user's computer are available. Other software programs are able to hide a web user's identify and prevent "cookies" from being written to, or read from, the user's hard drive. Such software prevents the proper operation of our services, including personalization of the My Excite Start Page and targeted banner advertising. Widespread adoption of such software products could reduce the attractiveness of our personalization features and harm the commercial viability of online advertising.

We must develop and maintain the awareness of our brands to attract consumers and advertisers.

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

Privacy concerns could lead to legislation or new technology that could make it more difficult for us to deliver targeted advertising.

     Due to privacy concerns, some Internet commentators, consumer advocates and governmental officials have suggested that the use of cookies be limited or eliminated. In addition, certain currently available web browsers allow a user to delete cookies or prevent cookies from being stored on the user's hard drive, and technology that shields e-mail addresses, cookies and other electronic means of identification could become commercially accepted. Any reduction or limitation in the use of cookies through legislation, new technology or otherwise, could limit the effectiveness of our ad targeting, which could harm our business.

We could face liability related to the privacy of personal information about our users.

     Our narrowband services use cookies to deliver targeted advertising, help compile demographic information about users and limit the frequency with which an advertisement is shown to the user. Cookies are bits of information keyed to a specific memory location and passed to a web site server through the user's browser software. Cookies are placed on the user's hard drive, often without the user's knowledge or consent. We could face liability relating to the collection and use of this information, as well as other misuses such as unauthorized marketing. The Federal Trade Commission and some states have been investigating Internet companies regarding their use of personal information, and some groups have initiated legal action against Internet companies regarding their privacy practices. In addition, the United States federal and various state governments have proposed new laws restricting the collection and use of information regarding Internet users. We could incur additional expenses if new regulations regarding the use of personal information are introduced or if government agencies choose to investigate our privacy practices.

The sponsorship advertising we sell subjects us to financial and other risks.

     We derive a substantial portion of our revenues from sponsorship arrangements. These are advertising relationships under which third parties receive sponsored services and placements on our services in addition to traditional banner advertisements across our services. These arrangements expose us to potential financial risks, including the risk that we fail to deliver required minimum levels of user impressions, that third party sponsors do not perform their obligations under these agreements, or that they do not renew the agreements at the end of their term. These arrangements also require us to integrate sponsors' content with our services, which can require the dedication of resources and programming and design efforts to accomplish. We may not be able to attract additional sponsors or renew existing sponsorship arrangements when they expire.

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

We may face potential liability from our electronic commerce-related advertising arrangements.

     Some of our advertising relationships provide that we may receive payments based on the amount of goods or services purchased by consumers clicking from our services to a seller's web site. These arrangements may expose us to legal risks and uncertainties, including potential liabilities to consumers of the advertised products and services. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed.

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

Our equity investments in other companies may not yield any returns.

     We have made equity investments in many Internet companies, including joint ventures in other countries. In most instances, these investments are in the form of illiquid securities of private companies. These companies typically are in an early stage of development and may be expected to incur substantial losses. Our investments in these companies may not yield any return. Furthermore, if these companies are not successful, we could incur charges related to write-downs or write-offs of assets. We also record and continue to record a share of the net losses in some of these companies, up to our cost basis, if they are our affiliates. Our strategic investors and we intend to continue to invest in illiquid securities of private companies and in joint ventures in the future. Losses or charges resulting from these investments could harm our operating results.

We must maintain the security of our networks.

     We have in the past experienced security breaches in our networks. We have taken steps to prevent these breaches, to prevent users from sharing files via the @Home service and to protect against bulk unsolicited e-mail. However, actual problems with, as well as public concerns about, the security, privacy and reliability of our networks may inhibit the acceptance of our services.

     The need to securely transmit confidential information over the Internet has been a significant barrier to electronic commerce and communications over the Internet. Any well-publicized compromise of security could deter more people from using the Internet or our services to conduct transactions that involve transmitting confidential information, such as purchases of goods or services. Because many of our advertisers seek to encourage people to use the Internet to purchase goods or services, our business could be harmed if this were to occur. We may also incur significant costs to protect against the threat of security breaches or to alleviate problems caused by these breaches.

Our limited experience with international operations may prevent us from growing our business outside the United States.

     A key component of our strategy is to expand into international markets and offer broadband and narrowband services in those markets. We have limited experience in developing localized versions of our products and services and in developing relationships with international cable system operators. We may not be successful in expanding our product and service offerings into foreign markets. Some of our investments in international joint ventures include an option to purchase the interests of other joint venture stockholders which, if not exercised by a specified date, gives the other joint venture stockholders the right to purchase our interest in the joint venture for a nominal price. In addition to the uncertainty regarding our ability to generate revenues from foreign operations and expand our international presence, we face specific risks related to providing broadband and narrowband services in foreign jurisdictions, including:

     .    regulatory requirements, including the regulation of Internet access;

     . legal uncertainty regarding liability for information retrieved and replicated in foreign jurisdictions;

     . potential inability to use European customer information due to new European governmental regulations; and

     .    lack of a developed cable infrastructure in many international markets

We may be liable for our links to third-party web sites.

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

Protection of our intellectual property rights is costly and difficult.

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

We may be subject to intellectual property infringement claims which are costly to defend and could limit our ability to use certain technologies in the future.

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

Our business depends on the continued growth in Internet use.

     We operate in a new and rapidly evolving market. Our business may be adversely affected if usage of the Internet or other online services does not continue to grow. This growth could be hindered by a number of factors including the adequacy of the Internet's infrastructure to meet increased usage demands, privacy and security concerns and the availability of cost-effective services. Any of these issues could cause the Internet's performance or level of usage to decline.

Future acquisitions could result in dilutive issuances of stock and the need for additional financing.

     We have typically paid for our acquisitions by issuing shares of our capital stock. In the future, we may effect other large or small acquisitions by using stock, and this will dilute our stockholders. We may also use cash to buy companies or technologies in the future, as we did for a portion of the purchase price for Bluemountain.com, and we may need to incur additional debt to pay for these acquisitions. Acquisition financing may not be available on favorable terms or at all. In addition, we will likely be required to amortize significant amounts of goodwill and other intangible assets in connection with future acquisitions, which will have a material effect on our results of operations.

We must manage our growth.

     Our growth and recent acquisitions have placed a significant strain on our managerial, operational, and financial resources. For example, we have grown from 570 employees at December 31, 1998 to more than 2,300 employees at December 31, 1999. In addition, we plan to continue to hire additional personnel. To manage our growth, we must continue to implement and improve our operational and financial systems and to expand, train and manage our employee base. Any failure to manage growth effectively could harm our business.

Government regulation and legal uncertainties relating to the Internet could hinder the popularity of the Internet.

     New Internet privacy and other laws. There are currently few laws or regulations that specifically regulate communications or commerce on the Internet. However, laws and regulations may be adopted in the future that address issues such as user privacy, pricing, content and the characteristics and quality of products and services. For example:

     . The United States federal government and various state governments have proposed limitations on the collection and use of information regarding Internet users. In October 1998, the European Union adopted a directive that may result in limitations on our ability to collect and use information regarding Internet users in Europe.

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

     Other jurisdictions. Because our service is available in multiple states and foreign countries, these jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each of these states and foreign countries. If we fail to qualify as a foreign corporation in a jurisdiction where we are required to do so, we could be subject to taxes and penalties.

We could face liability for defamatory or indecent content provided on our services.

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

     In addition, legislation has been proposed that prohibits, or imposes liability for, transmission over the Internet of indecent content. The imposition upon Internet and online service providers of potential liability for information carried on or disseminated through their systems could require us to implement measures to reduce our exposure to this liability. This may require that we expend substantial resources or discontinue service or product offerings. The increased focus on liability issues as a result of these lawsuits and legislative proposals could impact the growth of Internet use. Furthermore, governments of some foreign countries, such as Germany, have enacted laws and regulations governing content distributed over the Internet that are more strict than those currently in place in the United States. One or more of these factors could significantly harm our business.

Year 2000 issues could affect the performance of our systems.

     While we have experienced no material year 2000 date-related or other significant problems to date, not all year 2000 disruption scenarios have passed. There is a possibility of disruptions in the future including errors that could still arise in our internal and network information systems because of their failure to correctly recognize and process date information after the calendar change from 1999 to 2000. We also may yet experience supplier-related year 2000 problems. If any of these year 2000 problems occur, our operations could be significantly hampered. Based on currently available information, management continues to believe that year 2000 related disruptions or other problems, if any, will not have a significant adverse impact on our operating results or financial condition. However, we cannot be certain that year 2000 issues will not have a material adverse impact on us since it is still early in 2000.

Our future success depends on our ability to attract, retain and motivate highly skilled employees.

     Our future success depends on our ability to attract, retain and motivate highly skilled employees. Competition for employees in the Internet industry is intense, particularly in the Silicon Valley where we are headquartered. Additionally, it is often more difficult to attract employees once a company's stock is publicly traded because the exercise price of equity awards such as stock options are based on the public market, which is highly volatile. We may be unable to attract, assimilate or retain other highly qualified employees in the future. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. This risk is compounded by the fact that we are controlled by our principal cable partners, and therefore we may not have the same flexibility as a typical Silicon Valley company to pursue initiatives proposed by management. Moreover, hiring and retention is made more difficult due to the uncertainty concerning the relationship we will have with our principal cable partners following the expiration of their exclusivity obligations in June 2002.

Risks Relating to Excite@Home's Broadband Services

Our broadband business is unproven, and it may not achieve profitability.

     The profit potential of our broadband business model is unproven and our broadband services may not achieve widespread consumer or commercial acceptance. We have had difficulty predicting whether the pricing models or revenue sharing arrangements with our cable partners for our broadband services will prove to be viable, whether demand for our broadband services will materialize at the prices our cable partners charge for our broadband services, or whether current or future pricing levels will be sustainable. If these pricing levels are not achieved or sustained or if our broadband services do not achieve or sustain broad market acceptance, our business will be significantly harmed.

Growth of our broadband service may be inhibited by factors beyond our control.

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

We need to add subscribers at a rapid rate for our broadband business to succeed, but we may not achieve our subscriber growth goals.

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

Our broadband subscriber growth is limited by installation and price constraints.

     Installation of the @Home service requires a customer service representative employed by a cable partner to install a cable modem at a customer's location and therefore can be time consuming. If we are unable to speed the installation of our service, our subscriber growth could be constrained. Moreover, the @Home service is currently priced at a premium to many other online services, and large numbers of subscribers may not be willing to pay a premium for the service. Recently, companies have begun to offer free Internet access with the purchase of personal computers and some Internet service providers have reduced or eliminated Internet access charges in exchange for placing advertisements on a customer's computer screen. If these promotions become more widely used, or if Internet access fees decline, consumers may be less willing to pay a premium for broadband services, or our broadband services in particular.

If we cannot maintain the scalability and speed of our @Home broadband network, customers will not accept our broadband services.

     Due to the limited deployment of our broadband services, the ability of our broadband network to connect and manage a substantial number of subscribers at high transmission speeds is unknown. Therefore, we face risks related to our network's ability to be scaled up to accommodate increased subscriber levels while maintaining performance. Our network may be unable to achieve or maintain a high speed of data transmission, especially as the number of our subscribers increases. Because of our reliance on regional data centers and the cable infrastructure located in particular geographic areas to support our broadband services, our and our cable partners' infrastructure must also be able to accommodate increased subscribers in a particular area. If the existing infrastructure for a geographic area does not accommodate additional subscribers, network performance for an area could decline causing us to lose subscribers in that area, especially if a cable partner was unwilling to upgrade its infrastructure in that area.

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

If new "DOCSIS" compliant and self-installable cable modems are not deployed timely and successfully, our subscriber growth could be constrained.

     Currently, each of our subscribers must typically obtain a cable modem from a cable partner to access the @Home service. The North American cable industry has recently adopted interface standards known as DOCSIS for hardware and software to support the delivery of data services over the cable infrastructure utilizing compatible cable modems. Some of our cable partners have chosen to delay deployments of the @Home service until the commercial availability of DOCSIS-compliant cable modems is widespread, among other reasons. Subscriber growth could be constrained and our business could be significantly harmed if our cable partners choose to slow the deployment of the @Home service because they are not able to obtain a sufficient quantity of DOCSIS-compliant modems and if such modems do not become widely available through other channels.

     We believe that our ability to meet our subscriber goals depends on the degree to which two-way cable modems become widely available in channels such as personal computer manufacturers and retail outlets. Currently, this widespread availability has not yet occurred. Also, cable modem manufacturers have experienced, and may continue to experience, production and delivery problems with cable modem components that may restrict the number of modems available. In addition, these modems must be easy for consumers to install themselves, rather than requiring a customer service representative to perform the installation. If two-way cable modems do not become quickly available in outlets other than through cable television companies, or if they cannot be installed easily by consumers, it would be difficult for us to attract large numbers of additional subscribers and our business would be harmed.

Our broadband business may be impacted by cable unbundling proposals and other government regulation.

     Currently, our broadband services are not directly subject to regulations of the Federal Communication Commission or any other federal, state or local communications regulatory agency. However, there may be changes in the regulatory environment relating to the Internet, cable television or telecommunications markets. These changes could require regulatory compliance by us, impact our exclusivity arrangements or limit our ability to provide broadband services to our subscribers, and therefore could adversely affect our revenues and results of operations. Such possible government regulations include the following:

     . The FCC or local agencies could require our cable partners to grant competitors access to their cable systems. GTE, MindSpring Enterprises, Inc., Consumers Union and other parties have requested Congress, the Federal Communications Commission and state and local authorities to require cable operators to provide Internet and online service providers with unbundled access to their cable systems. Although America Online has ceased petitioning government agencies for unbundled access, other parties will likely continue to lobby heavily at all levels of government. Some parties have also attempted to petition for unbundled access under existing cable franchising rules, such as those for local programming access. If we or our cable partners are classified as common carriers, or if government authorities require third-party access to cable networks or unaffiliated Internet service providers, our competitors may be able to provide service over our cable partners' systems. The rates that our cable partners charge for this third-party access, or for the @Home services, could also be subject to rate regulation or tariffing requirements.

     . Local governmental proceedings. Some local jurisdictions, including Portland and Multnomah County, Oregon and Broward County, Florida, have imposed third-party access requirements on AT&T and other cable companies operating in those communities. The imposition of these requirements has been challenged in Federal Courts. In June 1999, a U.S. District Court upheld the third-party access requirement imposed on AT&T by Portland and Multnomah County. This decision was appealed to the U.S. Court of Appeals for the Ninth Circuit and arguments were presented to the court in November 1999. Although appeals decisions have no time limit, most rulings occur within three to twelve months after the date arguments are presented. Numerous other local jurisdictions have considered or are considering imposing similar third-party access requirements and other municipalities may consider imposing similar requirements in the future.

     . Other litigation. In October 1999, GTE filed a lawsuit in a U.S. District Court and in November 1999, a class action was filed, each alleging violations of the federal antitrust laws. Although it is too early to predict the outcome of this litigation, we could be forced to pay damages, allow other service providers to utilize our network, otherwise alter the way we do business or incur significant costs in defending these litigations. Any of these outcomes could harm our business. In addition, others could initiate litigation on similar legal theories in the future.

     . Federal regulation. Regulatory changes that affect telecommunications costs, limit usage of subscriber-related information or increase competition from telecommunications companies could affect our pricing or ability to market our broadband services successfully. For example, changes in the regulation of cable television rates may affect the speed at which our cable partners upgrade their cable systems to carry our broadband services.

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

We could lose subscribers, distribution relationships and revenues related to broadband services to our competitors.

     The markets for consumer and business broadband services are extremely competitive, and we expect that competition will intensify in the future. Our most direct competitors for broadband services include the following:

     . Providers of cable-based Internet services. Media One Group, which AT&T has agreed to acquire, and Time Warner Inc. have deployed high-speed Internet access services over their local cable networks through their own cable-based Internet service, Road Runner. We currently compete with Road Runner to establish distribution arrangements with cable system operators and we may compete for subscribers in the future if and when our cable partners cease to be subject to their exclusivity obligations. In addition, we compete with other providers of cable-based Internet services, such as ISP Channel, Inc. and High Speed Access Corporation.

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

     Many of our competitors and potential competitors have substantially greater financial, technical and marketing resources, larger subscriber bases, longer operating histories, greater name recognition and more established relationships with advertisers and content and application providers than we do. These competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and devote more resources to developing Internet services or online content than we can. We may not be able to compete successfully against current or future competitors. Competitive pressures could significantly impact the growth of our broadband subscriber base and our ability to renew and enter into new distribution agreements and as a result may hurt our revenues.

     The proposed merger between America Online and Time Warner Inc. creates uncertainties about which cable markets will be served by Road Runner on an exclusive or non-exclusive basis, and the merger may improve Road Runner's ability to negotiate exclusive distribution agreements with cable system operators. Additionally, our principal shareholder, AT&T, will have a substantial ownership interest in Time Warner and Road Runner if its proposed merger with MediaOne is completed. This relationship between America Online, AT&T, Time Warner and Road Runner creates further uncertainties about which cable markets we will be able to serve and under what terms. The proposed merger would also give America Online, the dominant dial-up Internet service provider, the ability to utilize Road Runner's technology as a basis for leveraging its marketing prowess and extensive subscriber base to compete for customers in cable markets once our exclusivity agreements have expired. As a result, we may face intense long-term competition for customers in previously exclusive cable markets.

Our dependence on our network to provide our broadband services exposes us to a significant risk of system failure.

     Our broadband service operations are dependent upon our ability to support our highly complex network infrastructure and avoid damage from fires, earthquakes, floods, power losses, telecommunications failures and similar events. The occurrence of a natural disaster or other unanticipated problem at our network operations center or at a number of our regional data centers could cause interruptions in our broadband services. Additionally, failure of our cable partners or companies from which we obtain data transport services to provide the data communications capacity that we require, for example as a result of natural disaster or operational disruption, could cause interruptions in our broadband services. Any damage or failure that causes interruptions in our network operations could harm our business.

Risks Related to Our Relationships With Our Cable Partners

     The success of our business depends on our relationships with our cable partners, most of which have agreed to provide our broadband services on an exclusive basis. We have also agreed not to provide a variety of Internet services in the areas covered by our cable partners. Our agreements with our cable partners are complex. Some of the risks associated with these relationships are set forth below. Please also refer to "Item 1. Business" for a further description of our relationships with our cable partners.

We depend on our cable partners to upgrade to the two-way cable infrastructure necessary to support the @Home service; the availability and timing of these upgrades are uncertain.

     Transmission of our broadband services depends on the availability of high-speed two-way hybrid fiber coaxial cable infrastructure. However, only a portion of existing cable plant in the United States and in some international markets has been upgraded to two-way hybrid fiber coaxial cable, and even less is capable of high-speed two-way transmission. As of December 31, 1999, approximately 40% of our North American cable partners' cable infrastructure was capable of delivering the @Home service. Our cable partners have announced and are implementing major infrastructure investments in order to deploy two-way hybrid fiber coaxial cable. However, these investments have placed a significant strain on the financial, managerial, operating and other resources of our cable partners, most of which are already highly leveraged. Therefore, these infrastructure investments have been, and we expect will continue to be, subject to change, delay or cancellation. Furthermore, because of consolidation in the cable television industry, as well as the sale or transfer of cable assets among cable television operators, many cable companies have delayed upgrading particular systems that they plan to sell or transfer. If these upgrades are not completed in a timely manner, our broadband services may not be available on a widespread basis and we may not be able to increase our subscriber base at the rate we anticipate. Although our commercial success depends on the successful and timely completion of these infrastructure upgrades, most of our cable partners are under no obligation to upgrade systems or to introduce, market or promote our broadband services. As has happened in the past, even if a cable partner upgrades its cable infrastructure, the upgraded infrastructure may not function properly, and therefore may cause a delay in the availability of our broadband services for particular areas. The failure of our cable partners to complete these upgrades in a timely and satisfactory manner, or at all, would prevent us from delivering broadband services and would significantly harm our business.

Our cable partners are not generally obligated to carry our broadband services, and the exclusivity obligations that prevent them from carrying competing services may be terminated.

     Most of our cable partners are subject to exclusivity obligations that prohibit them from obtaining high-speed, greater than 128 kilobits per second, residential consumer Internet services from any source other than us. However, most of our cable partners are under no affirmative obligation to carry any of our broadband services. Also, the exclusivity obligations of our principal cable partners, AT&T, Comcast, Cox and Cablevision, expire on June 4, 2002, and may be terminated sooner under some circumstances, as follows:

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

     . Comcast or Cox may terminate the exclusivity provisions of our principal cable partners if AT&T and its affiliates do not meet specified subscriber penetration levels for the @Home service. On June 4, 1999, Cox had this right, but Cox agreed to waive it for 1999; and

     . Comcast may terminate its own exclusivity obligations at any time if it allows us to repurchase a portion of Comcast's equity interest in our company. Comcast has informed us that it has entered into an agreement with Microsoft Corporation under which Microsoft can require Comcast to terminate its exclusivity obligations.

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

     In December 1999, AT&T announced that customers of its broadband cable systems will be able to choose their Internet service provider for high-speed Internet access upon expiration of our exclusivity agreement with AT&T.

     If the exclusivity obligations of our cable partners are terminated, our business could be harmed significantly and our stock price would likely suffer an immediate drop. Our cable partners and we are continuing to explore the relationships we will have after our exclusivity obligations expire as well as possible strategic alternatives to our current relationships.

Our cable partners may offer services that compete with the @Home service, but we are prohibited from offering competing services.

     Many of our cable partners' exclusivity obligations are limited to high-speed residential Internet services and do not extend to various services that they may offer without us. These services include, but are not limited to, telephony services, commercial and business services similar to our @Work service, Internet services that do not use the cable television infrastructure or do not require use of an Internet backbone and limited Internet services including streaming video and other downstream-only services. By providing these services, most cable partners can compete, directly or indirectly, with our broadband delivery activities.

     Until the expiration of our cable partners' exclusivity obligations which begins in June 2002, we may not offer the services described above using a cable partner's cable plant, or to residences in the geographic areas served by its cable systems, without its consent. These restrictions apply even if we have integrated such a service with the @Home service in another geographic area. For example, in order to provide streaming video longer than 10 minutes in duration, we must seek a cable partner's consent or negotiate a separate agreement, including a new revenue split, if applicable, prior to offering the service. We must similarly obtain our cable partners' consent or execute a separate agreement to provide broadband services over alternate platforms including fixed wireless, cellular or DSL infrastructures to any residential customers in the cable partners' geographic area. If our cable partners do not allow us to offer broadband services over alternate platforms, our market for such services will be severely limited and our business could be harmed.

We depend on our cable partners to promote our services and obtain new subscribers.

     The rate at which we are able to obtain new subscribers depends not only on the degree to which our cable partners upgrade their cable systems but also on the level and effectiveness of the efforts of our cable partners to promote our services. Our cable partners have achieved different levels of subscriber penetration. In Canada, for example, where our cable partners have high levels of upgraded cable systems and faced early competition from other providers of high speed data services, we have relatively high levels of subscriber penetration (exceeding those in the United States). Among our principal U.S. cable partners, AT&T, Cox and Comcast are actively promoting our services and are beginning to increase their penetration rates. Cablevision, however, has deployed our service to only a small number of subscribers and continues to offer its own online service called Optimum Online to the majority of subscribers in cable systems deployed to date. We cannot predict the rate at which our cable partners will add new subscribers to our services. If our cable partners do not actively and effectively promote our services, we will not be able to reach the level of subscribers necessary to achieve a profitable business model.

We are controlled by AT&T, Cox and Comcast.

     AT&T, through its ownership of TCI, controls approximately 56% of our voting power. Currently, four of our eleven directors are directors, officers or employees of TCI, AT&T or their affiliates. AT&T currently owns all 30.8 million outstanding shares of our Series B common stock, each of which carries ten votes per share. This Series B common stock ownership gives AT&T the right to elect five Series B directors, one of which is designated by Comcast and one of which is designated by Cox. So long as AT&T owns at least 15.4 million shares of our Series B common stock and holds a majority of our voting power, our board may take action only if approved by the board and by at least 75%, or four of the five, of our Series B directors. As a result, corporate actions generally require the approval of AT&T's three Series B directors and one, or in some cases both, of the directors designated by Comcast and Cox. Therefore, Comcast and Cox, acting together, may veto any board action.

     We depend on a continuing cooperative relationship with AT&T, Cox, Comcast and other large stockholders to take action that requires stockholder consent. It is possible that the objectives of AT&T's stockholders will diverge from what management considers to be our optimum strategy.

Warrants issued to our cable partners may result in additional dilution to our stockholders.

     We have entered into agreements with Cablevision, Rogers, Shaw and other cable partners under which we issued warrants to purchase shares of our Series A common stock. Under these agreements, warrants to purchase approximately 28.5 million shares of our Series A common stock at an average price of $1.66 per share were exercisable as of December 31, 1999. To the extent that Cablevision, Rogers, Shaw or other cable partners become eligible to and exercise their warrants, our stockholders would experience substantial dilution.

     We also may issue additional stock, or warrants to purchase stock, at prices equal to or less than fair market value in connection with efforts to expand distribution of the @Home service.

Risks Related to Our Narrowband Services

Our narrowband services could lose users, advertisers and revenues to competitors.

     Our narrowband services compete with a number of companies both for users and advertisers and, therefore, for revenues. We expect this competition will intensify, particularly because there are few barriers to entry in this market. These competitors include:

     . Internet portal companies such as Disney's Go Network, Lycos, Netscape's Netcenter, NBCi and Yahoo!;

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

     Many providers of Internet services have been entering into distribution arrangements, co-branding arrangements, content arrangements and other strategic partnering arrangements with ISPs, online service providers, providers of web browsers, operators of high-traffic web sites and other businesses in an attempt to increase traffic and page views, thereby making their web sites more attractive to advertisers while also making it more difficult for consumers to link to services. To the extent that our direct competitors or other web site operators are able to enter into successful strategic relationships, these competitors and web sites could experience increases in traffic and page views, or the traffic and page views on our narrowband services could remain constant or decline, either of which could harm our business by making these web sites appear more attractive to advertisers.

     Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories in the Internet market, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we have. These competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees, distribution partners, advertisers and content providers. Further, it is possible that our competitors could develop search and retrieval services or other online services that are equal or superior to ours or that achieve greater market acceptance than our offerings.

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

     The proposed merger between Time Warner Inc. and America Online announced in January 2000 would create a very large, diverse media conglomerate. The combined companies may be able to use their diverse media holdings and Internet service delivery capabilities to develop or expand Internet services and content that could attract a significant number of new users and increased traffic. Additionally, America Online will likely use Time Warner's subscription-based services as an advertising mechanism to attract users to the Internet access services provided by America Online and Road Runner. Increased competition for users of Internet services and content may result in lower subscriber growth rates for our online and Internet services and lower advertising rates and decreased demand for advertising space on our web sites.

If Internet users do not continue to use Internet portal sites, our business could be harmed.

     The success of our Internet portal web sites is also dependent on Internet users continuing to use "portal" web sites for their information needs. Internet measurement services have reported that the number of unique users of Internet portal sites has been decreasing in recent periods. If Internet users begin to become less dependent on portal sites, and instead go directly to particular web sites, our traffic levels could decrease as measured by unique users, reach and pages views. As a result, the number of advertising impressions and the attractiveness of our sites to advertisers could be impacted, which would harm our media and advertising revenues.

Our systems may not be able to accommodate increases in the number of users of our narrowband services.

     Our web sites for the Excite Network are currently hosted and operated on a computer network infrastructure separate from our broadband services. The Excite Network must accommodate a high volume of traffic and deliver frequently-updated information. The web sites for the Excite Network have in the past, and may in the future, experience slower response times or other problems for a variety of reasons. We also depend on third party information providers to provide updated information and content for these services on a timely basis. The Excite Network could experience disruptions or interruption in service due to the failure or delay in the transmission or receipt of this information. In addition, the users of these Excite Network services depend on Internet service providers, online service providers and other web site operators for access to the Excite Network. Each of these parties has experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems. These types of occurrences could cause users to perceive the Excite Network as not functioning properly and therefore cause them to use other services.

We depend on several third-party relationships for users, advertisers and revenues.

     We depend on a number of third party relationships to provide users and content for the Excite Network, including agreements for links to narrowband services to be placed on high-traffic web sites and agreements for third parties to provide content, games and e-mail for narrowband web sites. We are not guaranteed of recouping our investments in these agreements through additional users or advertising revenues, and we may have to pay penalties for terminating agreements early. Some of these third parties could become our competitors, or provide their services to our competitors, upon termination of such relationships. If these relationships are terminated and we are not able to replace them, we could lose users or advertisers.

Item 2.   Properties

     We are headquartered in facilities consisting of approximately 670,000 square feet in Redwood City, California, which we occupy under 12 to 15 year leases. Our headquarters facilities include buildings constructed during 1999 and new facilities that we occupied at the beginning of 2000 as a result of build-to-suit options we exercised in September 1997 and March 1998. All facilities constructed under our build-to-suit options are subject to leases of up to 15 years in length, have base rents determined in relation to construction costs and include tenant improvements paid for by us. The build-to-suit options that have been exercised to date provide for monthly rental payments that begin upon the phased completion of the buildings. In addition to our build-to-suit options, in December 1998 we exercised our right to purchase one land parcel from the landlord. The purchase price of the exercised option included a payment of $5.2 million in 1999. We also lease space at smaller facilities in various locations throughout the United States as well as in several international locations. These facilities primarily house our regional support and sales offices in locations such as New York, Chicago, Los Angeles, Philadelphia and San Francisco, as well as the operations of businesses we have acquired, including the offices of Excite's MatchLogic subsidiary in Westminster, Colorado and in Waltham, Massachusetts, iMALL's offices in Provo, Utah and Santa Monica, California, Bluemountain.com's offices in Boulder, Colorado, and other small offices in various domestic and international locations. In January 2000, we also entered into agreements for the construction of additional facilities near our headquarters which are expected to be completed in late 2001. We believe that our existing facilities and the facilities planned for construction will be adequate to accommodate our growth for the foreseeable future.

Item 3.   Legal Proceedings

     Sheldon Pittleman and Ralph Zonies each filed derivative lawsuits on behalf of Excite@Home against AT&T and Messrs. Armstrong, Petrillo, Roberts, Woodrow, Doerr, Hearst, Bell, Malone, Shaw and Jermoluk, who are our directors, in the Court of Chancery of the State of Delaware on October 15, 1999. We are named as a nominal defendant in each complaint. Each complaint alleges breaches of fiduciary duty to Excite@Home and its public stockholders. We have not yet filed responsive pleadings in either matter. Each of Messrs. Pittleman and Zonies seeks an injunction requiring us to alter our corporate governance, including appointing new, unaffiliated directors, as well as payment of monetary damages, costs and attorneys' fees. If we do not prevail in this action, we may be required to alter our corporate governance and pay substantial damages, which could seriously harm our business.

     GTE Internetworking Incorporated and GTE Intelligent Network Services Incorporated filed a lawsuit against TCI (now a subsidiary of AT&T), Comcast Corporation and us in the United States District Court for the Western District of Pennsylvania on October 25, 1999. The complaint alleges violations of the federal antitrust laws. GTE is seeking an injunction prohibiting continued performance under our exclusive distribution and sales arrangements with our cable partners, damages (including treble damages), costs and attorneys' fees. We filed an answer to the complaint in this matter on December 15, 1999, which was amended on December 21, 1999, denying the allegations of unlawful conduct in the complaint. If we do not prevail in this action, our cable partners, when providing high speed data transport to residential consumers, may be required to offer the services of other Internet service providers in addition to the @Home service. We may also be required to pay substantial damages. Either of these results could seriously harm our business and could encourage others to initiate litigation on similar legal theories in the future.

     Fred and Roberta Lipschutz, Arthur Simon and John Galley, III, as named plaintiffs, filed a class action against us, AT&T, ServiceCo L.L.C. and entities affiliated with eight other cable companies in the United States District Court for the Central District of California on November 10, 1999. The complaint alleges violations of the federal antitrust laws. The plaintiffs seek an injunction prohibiting the alleged acts, damages (including treble damages), costs and attorneys' fees. We filed an answer to the complaint in this matter on January 21, 2000, denying the allegations of unlawful conduct in the complaint. If we do not prevail in this action, we may be required to pay substantial damages, or we may be forced to alter the way we do business. Either of these results could seriously harm our business and could encourage others to initiate litigation on similar legal theories in the future.

     We cannot assure you that we will prevail in any litigation. Regardless of the outcome, any litigation may require us to incur significant litigation expenses and may result in significant diversion of management.

Item 4.   Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders in the fourth quarter of 1999.


                                    PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
          Matters

Market for the Registrant's Common Equity

     Our Series A common stock trades on the Nasdaq National Market under the symbol "ATHM." The following table sets forth, on a per share basis, the high and low sales prices of the Series A common stock for the periods indicated, as reported by the Nasdaq National Market. The prices in the table have been adjusted to reflect our two-for-one stock split effective June 1999.

                                                         High           Low
                                                      -----------   -----------
     Fiscal Year Ended December 31, 1998:
       First Quarter................................    $19.06        $10.25
       Second Quarter...............................    $28.63        $14.88
       Third Quarter................................    $27.47        $11.75
       Fourth Quarter...............................    $42.38        $17.25
     Fiscal Year Ended December 31, 1999:
       First Quarter................................    $81.75        $37.25
       Second Quarter...............................    $99.00        $39.00
       Third Quarter................................    $59.63        $33.13
       Fourth Quarter...............................    $59.75        $36.69

     As of December 31, 1999, the number of stockholders of record was approximately 3,000. We have never declared or paid any cash dividends on our Series A common stock. We presently intend to retain future earnings, if any, for use in our business and, therefore, we do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

Recent Sales of Unregistered Securities

     On October 27, 1999, in consideration for amending an e-commerce services agreement between iMall, which we acquired the same day, and First Data Merchant Services, a subsidiary of First Data Corporation, we issued fully-vested warrants to purchase 2,300,000 shares of our Series A common stock in a private transaction that was exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act.

     On October 27, 1999, in connection with our acquisition of Webshots Corporation, we issued 2,050,326 shares of our Series A common stock to the shareholders of Webshots in a private transaction that was exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act.

     On December 13, 1999, in connection with our acquisition of Bluemountain.com, we issued 10,674 shares of our Series A preferred stock to the shareholders of Hartford House, Ltd., the operator of the Bluemountain.com web site, in a private transaction that was exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act.

     On December 15, 1999, we issued $500 million principal amount of Convertible Subordinated Notes due 2006 in a transaction that was exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act. Morgan Stanley & Co. Incorporated, Goldman, Sachs & Co., Deutsche Bank Securities Inc., Donaldson, Lufkin & Jenrette Securities Corporation, Hambrecht & Quist LLC and BancBoston Robertson Stephens Inc. acted as initial purchasers and offered the notes primarily to qualified institutional buyers in reliance on Rule 144A under the Securities Act. Each note was issued in denominations of $1,000 or multiples of $1,000 and is convertible at any time into Series A common stock at a conversion price of $56.52 per share, subject to adjustment in specified circumstances. We may redeem these notes on or after December 20, 2002 by giving note holders at least 30 days' notice. We received net proceeds of $485.7 million from the offering.

Use of Proceeds from Sales of Registered Securities

     Not applicable.

Item 6.   Selected Financial Data

     The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes appearing elsewhere in this annual report. The selected consolidated balance sheet data as of December 31, 1999 and 1998 and the selected consolidated statement of operations data for each of the three years in the period ended December 31, 1999 are derived from our consolidated financial statements appearing elsewhere in this annual report. Consolidated statement of operations and balance sheet data as of and for the year ended December 31, 1999 includes the results of operations and financial condition of Excite, which we acquired on May 28, 1999. Therefore, comparisons of our results of operations and financial condition for periods prior to and subsequent to our acquisition of Excite are not indicative of future results. In addition, historical results are not necessarily indicative of future results. Selected financial data as of and for the period from our inception on March 28, 1995 to December 31, 1995 are not presented because our financial condition and results of operations as of and for that period were insignificant. Share and per share data have been adjusted to reflect our two-for-one stock split effective June 1999.

                                                                                             Year Ended December 31,
                                                                             -----------------------------------------------------
                                                                                 1999           1998          1997         1996
                                                                             -------------   -----------   ----------   ----------
                                                                                       (In Thousands, Except Per Share Data)
Consolidated Statement Of Operations Data:
Revenues(1)..............................................................    $   336,955     $  48,045     $  7,437     $    676
Costs and expenses(2):
 Operating costs.........................................................        143,056        46,965       22,459        6,969
 Product development and engineering.....................................         54,805        17,009       11,984        6,312
 Sales and marketing.....................................................        130,725        18,091       11,863        6,368
 General and administrative..............................................         30,276        12,429       10,635        6,054
 Cost and amortization of distribution agreements........................        291,967       101,385        9,246           --
 Amortization of goodwill, intangible assets and deferred
  compensation and other acquisition-related costs.......................      1,157,009         2,758          --           --
                                                                             -----------     ---------     --------     --------
Loss from operations.....................................................     (1,470,883)     (150,592)     (58,750)     (25,027)
Interest and other income, net...........................................         10,253         6,413        3,033          514
Realized gain on investment..............................................         12,566            --           --           --
Equity share of losses of affiliates.....................................         (9,574)           --           --           --
                                                                             -----------     ---------     --------     --------
Net loss.................................................................    $(1,457,638)    $(144,179)    $(55,717)    $(24,513)
                                                                             ===========     =========     ========     ========
Net loss per share - basic and diluted...................................         $(4.61)       $(0.63)      $(0.27)      $(0.13)
                                                                             ===========     =========     ========     ========
Shares used in per share calculation.....................................        316,441       228,479      207,086      192,240
                                                                             ===========     =========     ========     ========
_________________
Supplemental Consolidated Statement of Operations Data:
(1)  Revenues from related parties.......................................    $    28,821     $  10,458     $  2,948     $    634
                                                                             ===========     =========     ========     ========
(2)  Depreciation and amortization included in costs and expenses, excluding amortization of distribution agreements and
      acquisition-related amounts........................................    $    49,467     $  15,029     $  8,913     $  1,903
                                                                             ===========     =========     ========     ========
     Loss from operations before cost and amortization of distribution
      agreements and costs and amortization related to acquisitions......   $    (21,097)    $ (46,449)   $ (49,504)    $(25,027)
                                                                            ============     =========    ==========    ========


                                                                                               As of December 31,
                                                                                  ---------------------------------------------
                                                                                     1999        1998        1997        1996
                                                                                  ----------   ---------   ---------   --------
Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term investments...........................   $  525,223    $419,289    $120,379    $16,770
Working capital................................................................      389,023     390,324     101,390     10,573
Distribution agreements, net of accumulated amortization.......................      313,772     186,247     163,345         --
Total assets...................................................................    9,104,279     780,631     323,928     33,388
Convertible debentures.........................................................      736,294     229,344          --         --
Capital lease obligations, less current portion and other long-term liabilities       57,552      14,356      15,735      5,654
Stockholders' equity...........................................................    8,067,017     493,866     282,407     18,317

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 8 of this annual report. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We may identify these statements by the use of words such as "believe", "expect", "anticipate", "intend", "plan" and similar expressions. These forward-looking statements involve several risks and uncertainties. Our actual results could differ materially from those set forth in these forward-looking statements as a result of a number of factors, including those described under the caption "Risk Factors" in "Item 1. Business" and elsewhere in this annual report. These forward-looking statements speak only as of the date of this annual report, and we caution you not to rely on these statements without also considering the risks and uncertainties associated with these statements and our business as addressed in this annual report.

Overview

     Excite@Home is a global media company offering broadband Internet connectivity, personalized web-based content and targeted advertising services. Our @Home service provides broadband Internet access from consumers' homes over the cable television infrastructure and offers end-to-end managed connectivity services for businesses over both cable and digital telecommunications lines. Our @Work division further utilizes our network by providing a range of Internet services for businesses, including high-speed connectivity, web hosting and development and hosting of e-commerce solutions. Our media services include the Excite Network, a leading consumer Internet portal, MatchLogic, our targeted advertising service, Bluemountain.com, the most-used online greeting card service according to Media Metrix, and other media properties that deliver entertainment, shopping and information services to our users. The Excite Network offers search, content, community, communications services and commerce functionality to Internet users. Excite's media services focus on comprehensive navigation, global reach and personalization technology to attract and retain users and achieve market share. MatchLogic provides advertisers with targeted ad campaign management and other advertising-related services designed to improve the effectiveness of their advertising campaigns. Bluemountain.com enables Internet users to select from a wide range of online greeting cards on its web site, which can then be personalized and accessed by recipients through a link in an electronic mail message.

Media and Advertising Services

     The Excite Network contains a wide variety of specialized narrowband and broadband information services, organized under numerous topical channels that combine proprietary search technology as well as content, community features and information management services. For over two years, the Excite Network has been ranked by Media Metrix as one of the top ten destinations on the Internet and during December 1999 reached over 27.7 million unique users, as reported by Media Metrix. We provide our consumers compelling content from our content partners which include Intuit, Sportsline, Tickets.com and WebMD. For advertisers, we offer a variety of broadband and narrowband advertising options including banner advertising and sponsorships, allowing them to develop an advertising plan designed to optimize their reach, frequency of exposure and consumer response.

Subscriber Network Services

     We are the leading provider of broadband Internet services with approximately 1.1 million subscribers to our @Home service and over 5,100 @Work business access customers as of December 31, 1999. Subscribers have access to Internet content and services, including our proprietary multimedia programming, at speeds up to 50 times faster than typical 56 kilobits-per-second connections. The service is "always on," meaning that users do not have to go through dial-up procedures and do not experience busy signals. The foundation of the @Home service is our scalable, distributed, intelligent private network, which is designed to avoid bottlenecks frequently encountered on the public Internet. Elements of this network include a national, optical fiber Internet protocol backbone, regional data centers and local caching servers. Our network design facilitates end-to-end network management, provides for a high level of security and stores data close to the user in order to minimize the need to retrieve data from the public Internet. Our network interconnects with the networks of our 22 cable partners, through which we had access to approximately 72 million homes worldwide as of December 31, 1999. Of these homes, approximately 23.8 million were served by upgraded two-way cable capable of carrying our broadband service. Our principal cable partners include AT&T, Comcast, Cox, Cablevision, Rogers, Shaw and others. Our @Work division further utilizes our network by providing a range of Internet services for businesses, including high-speed connectivity, web hosting and development and hosting of e-commerce solutions.

     In March 2000, we introduced @Home 2000, a broadband portal which incorporates the high-speed connection of our @Home service with the personalized content of Excite to help our subscribers manage their daily lives in an easily accessible and media rich environment. Utilizing enhanced features and a custom browser, @Home 2000 offers a personalized broadband experience to @Home subscribers.

Recent Events

The following developments, starting with the most recent, occurred during the fourth quarter of 1999 and the first quarter of 2000.

Announcement of Work.com Joint Venture

     On February 22, 2000, we entered into a preliminary agreement with Dow Jones & Co., Inc. to form a joint venture for the purpose of establishing and operating an Internet site providing news, information and business services to small and medium-sized businesses. Under the agreement, we will contribute to the joint venture approximately $16 million in cash, our Work.com web site including the related technology and certain of our business-related advertising and content relationships, in exchange for a 50% equity interest. Under a separate agreement, we will receive a percentage of the advertising revenues generated by the joint venture over a three-year term up to a total of $31 million. The joint venture will be accounted for as an investment under the equity method.

Acquisition of Kendara, Inc.

     On February 20, 2000, we completed our acquisition of Kendara, Inc., a Delaware corporation, for approximately 1.5 million shares of our Series A common stock, 202 shares of our Series B non-voting preferred stock and 1,279 shares of our Series C non-voting preferred stock. We also assumed Kendara's outstanding stock options, which were converted into options to purchase approximately 128,000 shares of our Series A common stock. The merger consideration is approximately $120 million. Each share of Series B preferred stock is being held in escrow for one year and will automatically convert into 1,000 shares of our Series A common stock upon the expiration of the escrow period. Each share of Series C preferred stock is also convertible into 1,000 shares of our Series A common stock, subject to a vesting schedule and escrow. Kendara provides browser-based marketing services. We accounted for this acquisition as a purchase.

Issuance of Convertible Subordinated Notes

     On December 15, 1999, we issued $500 million principal amount of Convertible Subordinated Notes in a private offering primarily to qualified institutional buyers. The notes bear interest at an annual rate of 4.75%. Each $1,000 note is convertible at any time into Series A common stock at a conversion price of $56.52 per share. We may redeem these notes on or after December 20, 2002 by giving note holders at least 30 days' notice. We received net proceeds of $485.7 million from the offering, of which we used $350 million to finance the cash component of our acquisition of Bluemountain.com. We intend to use the remainder of the proceeds for working capital and general corporate purposes.

Acquisition of Bluemountain.com

     On December 13, 1999, we completed our merger with Hartford House, Ltd., a Delaware corporation, the operator of the Bluemountain.com web site. Bluemountain.com is a leading provider of online greeting card services. In the merger, we paid $350 million in cash and issued 10,674 shares of our non-voting Series A preferred stock, which is convertible into approximately 10.7 million shares of our Series A common stock as the restrictions on resale lapse. Of the Series A convertible preferred stock issued in this transaction, approximately 50% may not be converted into our Series A common stock and resold until a period of two years after the closing of the transaction. The remaining initially issued shares may only be resold at a rate of 500,000 shares of Series A common stock per month. We also assumed options to purchase shares of Hartford House common stock, which were converted into options to purchase approximately 3 million shares of our Series A common stock. The preliminary purchase consideration of $970 million included $150 million related to our Series A common stock issuable contingently upon the achievement of certain performance goals, which were achieved by the Bluemountain.com web site during December 1999. We accounted for this acquisition as a purchase.

     Based upon the achievement of these and a portion of additional performance goals in December 1999, we issued in the first quarter of 2000 approximately 3.5 million additional shares of our Series A common stock to Hartford House stockholders and also issued additional options and shares related to the assumed stock option plan for an aggregate of 542,000 shares of Series A common. The shares are freely tradable upon issuance. The fair value of this contingent consideration did not differ significantly from the amount recorded as of December 31, 1999.

     In addition, we also entered into distribution relationships with former affiliates of Hartford House, including Proflowers.com, Inc., an online flower company, Dan's Chocolates, an online gift company, and Lucidity, Inc., an online electronic gift certificate company. These three agreements provide for us to receive aggregate revenues of up to approximately $34 million over the three-year terms of the agreements. Revenue recorded during the year ended December 31, 1999 related to these relationships was not significant.

Acquisition of iMALL, Inc.

     On October 27, 1999, we acquired iMALL, Inc., a Nevada corporation, for approximately 9.3 million shares of our Series A common stock. We also assumed iMALL's outstanding options and warrants, which were converted into options to purchase approximately 1.5 million shares and 159,000 shares our Series A common stock, respectively, and issued to First Data Corporation a warrant to purchase
2.3 million shares of our Series A common stock at an exercise price of $36.96 per share. This warrant is immediately exercisable and will expire on October 30, 2003. The allocation of the total purchase consideration of approximately $637 million included a charge related to acquired in-process research and development of $1.9 million. iMALL provides electronic commerce services and solutions to small and medium-sized businesses enabling them to sell their products over the Internet. We accounted for this acquisition as a purchase.

Acquisition of Webshots Corporation

     On October 27, 1999, we acquired Webshots Corporation, a California corporation, for approximately 2.1 million shares of our Series A common stock, of which 30% is subject to a restriction on resale that will lapse ratably over the 24 months following the completion of the acquisition. The allocation of the total purchase consideration of approximately $83 million included a charge of $425,000 related to acquired in-process research and development. Webshots operates a website that offers free copyrighted digital photographs that are viewable with Webshots' proprietary software. We accounted for this acquisition as a purchase.

Acquisition of Assets of Perspecta, Inc.

     On October 25, 1999, we acquired certain assets and technology of Perspecta, Inc., a California corporation, for approximately $8.7 million in cash. Perspecta develops software for mapping large databases. We accounted for this acquisition as a purchase.

Results of Operations

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Revenues

     We accounted for the Excite acquisition as a purchase and Excite's revenues have been included in our results of operations commencing on May 28, 1999, the date of the acquisition. Therefore, we believe that comparisons of our revenues in 1999 to prior years are not relevant for purposes of indicating revenue growth in 1999 and future years.

     Our revenues are derived from our two business segments, media and advertising services and subscriber network and other services. Media and advertising revenues are generated from advertising, sponsorship commerce agreements and ad serving and targeting services on our narrowband portal resulting primarily from our acquisition of Excite in May 1999, as well as our acquisitions of other companies, and our advertising and related services on the broadband portals accessible by subscribers of the @Home service. Subscriber network and other revenues are derived primarily from monthly customer subscription fees from the @Home and @Work services and from support services provided to cable system operators, such as customer support, network maintenance, local area content development, development fees for set-top devices, and pre-commercial deployment consulting. The following represents our revenues by business segment for the years indicated (in thousands):

                                                                        1999          Change         1998
                                                                     -----------   ------------   -----------
       Revenues:
     Media and advertising services...............................      $203,714         3,642%       $ 5,444
     Subscriber network and other services........................       133,241           213%        42,601
                                                                        --------         -----        -------
          Total revenues..........................................      $336,955           601%       $48,045
                                                                        ========         =====        =======

     Media and advertising revenues

     Media and advertising revenues increased to $203.7 million, or 60% of total revenues, for the year ended December 31, 1999 as compared to $5.4 million, or 11% of total revenues, for the year ended December 31, 1998. The increase in media and advertising revenue in 1999 over 1998 was attributable primarily to our acquisition of Excite. Under the purchase method of accounting, our results of operations include the operations of Excite commencing on May 28, 1999, the date of the acquisition. Given the above, comparisons of total media and advertising revenue for periods prior to and subsequent to May 1999 are not relevant for purposes of indicating the trend of our media and advertising revenues in 1999 and future years. Excluding the impact of Excite, the increase in media and advertising revenues in 1999 over 1998 was generated by our @Home service offering and our acquisitions other than Excite. Approximately two-thirds of the increase, excluding the impact of Excite, in media and advertising revenues in 1999 compared to 1998 resulted from growth in traffic and page views related to our broadband portals accessible by subscribers of our @Home service; this growth was generally commensurate with the growth in broadband Internet subscribers. Several acquisitions, including Narrative in the fourth quarter of 1998 and Webshots, iMALL and Bluemountain.com in the fourth quarter of 1999, generated the remaining one-third of the increase in 1999 media and advertising revenues excluding Excite. These acquisitions were accounted for using the purchase method of accounting, under which our results of operations include the results of operations of each acquired entity commencing on the date of its acquisition.

     As a result of our acquisition of Excite, traffic on our Internet sites increased to approximately 125 million page views per day in December 1999, from less than one million page views per day in December 1998. Our acquisition of Bluemountain.com contributed significantly to the number of page views per day in December 1999. Further, the reach of our Internet properties including Bluemountain.com, as measured by Media Metrix, was approximately 27.7 million unique visitors, or 42.5% of total domestic Internet users for the month of December 1999. In addition, the number of advertisers on our Internet sites increased to more than 1,900 as of the end of 1999 from approximately 50 as of the end of 1998. Our ability to generate media and advertising revenues in the future will depend partially on the traffic on our Internet sites as measured by page views, and increasingly by average time spent per page, as well as the number of unique visitors to our sites and the number of advertisers and ad placements on our sites. Please see "Risk Factors" in "Item 1. Business" of this annual report for further discussion of factors that may affect our ability to generate media and advertising revenues in the future.

     Subscriber network and other revenues

     Subscriber network and other revenues increased to $133.2 million, or 40% of total revenues, for the year ended December 31, 1999, from $42.6 million, or 89% of total revenues, for the year ended December 31, 1998. The increase in 1999 was primarily attributable to an increase in the number of subscribers to the broadband Internet services of @Home and @Work.

     @Home service. The @Home service represented approximately 70% of subscriber network and other revenues for the year ended December 31, 1999 as compared to approximately 60% for the year ended December 31, 1998. Subscriber network and other revenues generated by the @Home service during 1999 increased by approximately 290% over the prior year due primarily to the number of @Home subscribers, which increased by 247% to 1.1 million as of December 31, 1999 from 331,000 as of December 31, 1998. The @Home subscriber base was 50,000 at the end of 1997. For the year ended December 31, 1999, the geographic source of @Home subscriber network and other revenues was: 78% from cable partners and subscribers in the United States; 16% from cable partners and subscribers in Canada; and 6% from our international joint ventures. For the year ended December 31, 1998, these percentages were 78% for the United States and 22% for Canada. The number of markets and households that our cable partners upgrade to receive our services and the subscriber penetration rates in those markets will determine the source of our subscriber network and other revenues in future years. As of December 31, 1999, the markets of our cable partners in North America included approximately
58.7 million households, of which approximately 40% were capable of receiving our services. The markets of our international joint ventures included approximately 13.5 million households, of which approximately 10% were upgraded to receive our services. Please see "Risk Factors" in "Item 1. Business" of this annual report for further discussion of factors that may affect our ability to generate subscriber network and other revenues from our @Home service in the future.

     @Work service. Subscriber network and other revenues from the @Work service represented approximately 30% of total subscriber network and other revenues for the year ended December 31, 1999 as compared to approximately 40% for the year ended December 31, 1998. @Work subscriber network and other revenues increased for the year ended December 31, 1999 by approximately 90% over the prior year as a result of the growth in the number of @Work customers, which increased by 200% to approximately 5,100 as of December 31, 1999 from approximately 1,700 as of December 31, 1998. There were approximately 330 @Work customers at the end of 1997.

     Revenues from related parties

     Revenues from related parties were $28.8 million, or 9% of total revenues, for the year ended December 31, 1999, as compared to $10.5 million, or 22% of total revenues, for the year ended December 31, 1998. Revenues from related parties included $18.3 million in 1999 and $10.5 million in 1998 generated from support services such as customer support, local area content development, development of set-top devices and pre-commercial deployment consulting provided to our cable partners that are also our stockholders. The remaining $10.5 million of revenues from related parties in 1999 were earned primarily from consulting and other services rendered to our international joint ventures reimbursed on a cost-plus basis.

     Revenues related to our strategic investments

     We have made investments in certain companies for strategic purposes, primarily in connection with expanding content and services available on our narrowband and broadband portals and providing improved broadband services to our @Work and @Home subscribers. Revenues from these strategic investments generally consist of purchased sponsorship or advertising space and revenue share arrangements on our narrowband or broadband portals, and we expect revenues from some of our strategic investments to equal or exceed our cash investment. Revenues related to our strategic investments were $26.1 million and $780,000 for the years ended December 31, 1999 and 1998, respectively.

     Barter revenues

     Revenues from the exchange of media and advertising services related to our Internet sites for advertising in other media were less than 10% of total revenues for the year ended December 31, 1999; such revenues were insignificant in 1998. Revenues from these exchanges are recorded at the lower of the fair value of the services provided or the services received.

Total Costs and Expenses

     We accounted for the Excite acquisition as a purchase and Excite's costs and expenses have been included in our results of operations commencing on May 28, 1999, the date of the acquisition. Therefore, we believe that comparisons of our costs and expenses in 1999 to prior years are not relevant for purposes of indicating the trend of our costs and expenses in 1999 and future years.

Our costs and expenses were as follows for the years indicated (in thousands):

                                                                            1999            Change          1998
                                                                       ---------------   ------------   ------------
Costs and expenses:
   Operating costs..................................................        $  143,056           205%       $ 46,965
   Product development and engineering..............................            54,805           222%         17,009
   Sales and marketing..............................................           130,725           623%         18,091
   General and administrative.......................................            30,276           144%         12,429
                                                                            ----------           ---        --------
Total costs and expenses excluding costs and amortization
 of acquisitions and distribution agreements........................           358,862           280%         94,494
   Costs and amortization of distribution agreements................           291,967           188%        101,385
   Amortization of goodwill, intangible assets and
     deferred compensation and other acquisition-related costs......         1,157,009           n/a           2,758
                                                                            ----------          ----        --------
Total costs and expenses............................................        $1,807,838           810%       $198,637
                                                                            ==========           ===        ========

     Operating costs

     Operating costs are primarily related to providing services to customers, maintaining the @Home broadband network, royalties, license agreements and revenue sharing arrangements for content and other services. In addition, operating costs include hosting costs related to the maintenance and technical support of our Internet portals, including Excite, and are comprised principally of personnel costs, telecommunications costs and equipment depreciation. Operating costs in our media and advertising business are typically lower than the operating costs related to the @Home broadband network. Operating costs increased by 205% to $143.0 million, or 42% of total revenues, for the year ended December 31, 1999, from $47.0 million, or 98% of total revenues, for the year ended December 31, 1998. A significant portion of the increase in operating costs in 1999 was related to our acquisition of Excite on May 28, 1999. The increase in operating costs in 1999, including Excite, was primarily attributable to the following factors in the proportions indicated:

     . approximately 22% related to hosting costs for our Internet portals and ad serving and target marketing services which resulted predominantly from the acquisition of Excite on May 28, 1999;

     . approximately 24% related to maintenance and depreciation of capital equipment and telecommunications costs required for the expansion of our broadband network;

     . approximately 14% related to royalties, license agreements and revenue sharing arrangements for content and other services for content and other services for our Internet portals, which resulted predominantly from the acquisition of Excite on May 28, 1999;

     . approximately 16% related to costs of customer service operations to support a larger @Home subscriber base;

     . approximately 24% related to increases in operating costs of @Work and our international operations, as well as costs allocated for facilities and other miscellaneous costs, due to the expansion of our operations.

     We expect operating costs to increase on an absolute dollar basis in the future as our subscriber base grows, as we continue to make investments in network infrastructure and customer service operations, as a result of consolidating results of operations of international joint ventures previously accounted for under the equity method and as our results of operations will reflect Excite for an entire year. Recent acquisitions, such as iMALL and Bluemountain.com, as well as future acquisitions, expansion into international markets and deployment of advanced technologies will result in further increases in operating costs due to additional personnel, equipment depreciation, royalties and revenue sharing arrangements.

     Operating costs as a percentage of total revenues. Total revenues net of operating costs increased to $194.0 million, or 58% of total revenues, for the year ended December 31, 1999, from $1.0 million, or 2% of total revenues, for the year ended December 31, 1998. The increase in total revenues net of operating costs and operating costs as a percentage of total revenues in 1999 was primarily due to an increase in media and advertising revenues related to our acquisition of Excite in May 1999, and efficiencies derived from scaling the deployment of the @Home service to approximately 1.1 million subscribers. Media and advertising revenues historically have lower direct costs than subscriber network services.

     In the future, the types of advertising revenues generated and the revenue sharing provisions of distribution and content agreements may affect operating costs as a percentage of total revenues. Additionally, the expansion of our subscriber network services may require higher operating costs, or conversely, may reduce incremental operating costs, and as a result affect gross margin. We believe that the continued expansion of our operations is critical to the achievement of our goals and we anticipate that operating costs will increase in the future; specifically, we expect to significantly increase operating costs to continue building out our infrastructure to improve our operational readiness. Nonetheless, operating results may fluctuate significantly, and revenues may grow at a slower rate than operating costs.

     Product development and engineering

     Product development and engineering expenses consist primarily of salaries and related expenses for hardware and software engineering and development personnel, consulting fees, equipment depreciation, supplies, the allocated cost of facilities and related miscellaneous expenses. Product development and engineering expenses increased by 222% to $54.8 million, or 16% of total revenues, for the year ended December 31, 1999, from $17.0 million, or 35% of total revenues, for the year ended December 31, 1999. A significant portion of the increase in product development and engineering costs in 1999 was related to our acquisition of Excite on May 28, 1999. The increase in product development and engineering expenses in 1999, including Excite, was primarily attributable to the following factors in the proportions indicated:

     . approximately 33% related to the development and introduction of new services and functionality on our Internet portals, which resulted predominantly from the acquisition of Excite on May 28, 1999;

     . approximately 27% related to the continued development of the @Home backbone to incorporate new telecommunications and server technologies and efforts to incorporate Internet technologies into advanced digital set-top boxes;

     . approximately 17% related to the development of ad serving and targeted marketing technologies for advertisers on the Internet, which resulted predominantly from the acquisition of Excite on May 28, 1999; and

     . approximately 23% related to development of technologies for our @Work offering and e-commerce initiatives, as well as costs allocated for facilities and other miscellaneous costs, due to the expansion of product development and engineering efforts.

     We anticipate that product development and engineering expenses will continue to increase on an absolute dollar basis in the future due in part to:

     . increased technology development efforts related to our broadband network, including continuing design and deployment costs and costs related to providing the Excite personalized service, the @Home broadband lateral service and the recently-announced @Home 2000 service;

     . development and introduction of new content and services on our Internet sites, in order to create and maintain brand loyalty among customers and users of our narrowband and broadband Internet services;

     . additional technology development efforts and integration of acquired technologies from Excite, iMALL, Bluemountain.com and other companies acquired in the future; and

     .    our results of operations reflecting Excite for an entire year.

     Sales and marketing

     Sales and marketing expenses consist primarily of promotional and advertising expenses, personnel costs, commissions and agency and consulting fees. For our media and advertising services, we have a direct sales force that sells banner advertisements and sponsorships on the Excite Network and the @Home broadband Internet service to advertisers and advertising agencies. For our subscriber network services, we currently rely on our cable partners to market the @Home broadband Internet service. In addition, we have engaged in nationwide marketing of the service through promotional activities and retail initiatives. We also incur promotional and advertising expenses as we promote our brands and introduce new services in order to create and maintain brand loyalty among customers.

     Sales and marketing expenses increased by 623% to $130.8 million, or 39% of total revenues, for the year ended December 31, 1999, from $18.0 million, or 38% of total revenues, for the year ended December 31, 1998. A significant portion of the increase in sales and marketing expenses in 1999 was related to our acquisition of Excite on May 28, 1999. Excite maintains a direct sales force and engages in marketing activities to promote its brands and customer loyalty. The increase in sales and marketing expenses in 1999, including Excite, was primarily attributable to the following factors in the proportions indicated:

     . approximately 30% related to public relations and costs of promotions, marketing and advertising in various media, primarily resulting from our acquisition of Excite on May 28, 1999;

     . approximately 21% related to costs of internal advertising sales activities directly undertaken for the generation of media and advertising revenues, primarily resulting from our acquisition of Excite on May 28, 1999;

     . approximately 16% related to sponsorship and content arrangements for the continued expansion of our Internet portals' market reach and number of users, primarily resulting from our acquisition of Excite on May 28, 1999;

     .    approximately 5% related to @Home subscriber acquisitions; and

     . approximately 28% related to marketing costs for @Work and our ad serving and targeting services, as well as costs allocated for facilities and other miscellaneous costs, due to the expansion of our services.

     We expect sales and marketing expenses will continue to increase on an absolute dollar basis in the future primarily due to:

     . an increase in our direct sales force, which sells banner advertisements and sponsorships on the Excite Network and on the @Home broadband service to advertisers and advertising agencies;

     . expanded marketing campaigns and greater use of media advertising and promotions in an effort to create and maintain brand loyalty among customers and expand market reach;

     . more sponsorship and content arrangements to enhance our narrowband and broadband Internet services;

     . acceleration of marketing activities related to @Home and @Work subscriber acquisitions, including expanded retail and self-installation initiatives; and

     .  our results of operations reflecting Excite for an entire year.

     General and administrative

     General and administrative expenses consist primarily of administrative and executive personnel costs, fees for professional services and the costs of computer systems to support our operations. General and administrative expenses increased by 144% to $30.3 million, or 9% of total revenues, for the year ended December 31, 1999, from $12.4 million, or 26% of total revenues, for the year ended December 31, 1998. A significant portion of the increase in general and administrative expenses in 1999 was related to our acquisition of Excite on May 28, 1999. The decrease in general and administrative expense as a percentage of revenue was primarily attributable to increased revenues from the Excite acquisition. The increase in general and administrative expenses in 1999, including Excite, was attributable to the addition of personnel from Excite and other acquisitions and expenditures related to facilities and information technology to support the expansion and infrastructure of our operations and business strategy.

     We anticipate that general and administrative expenses will continue to increase on an absolute dollar basis in the future as we expand our administrative and executive staff, add infrastructure and assimilate acquired technologies and businesses.

     Cost and amortization of distribution agreements

     Cost and amortization of distribution agreements were $292 million and $101.4 million for the years ended December 31, 1999 and 1998, respectively, and consisted primarily of charges and amortization related to warrants to purchase our common stock issued to some of our cable partners in connection with distribution agreements and performance incentives for distributing our broadband Internet services. Warrants that vest based on future performance under an exclusive distribution agreement are recorded as intangible assets at fair value when the performance criteria are met, and the intangible assets are amortized to expense over the remaining term of the distribution agreement, representing approximately $77.4 million in 1999 and $51.6 million in 1998. The increase in amortization of distribution agreements in 1999 compared to 1998 was due to an increase in the number of warrants earned by cable partners that met certain performance milestones. Warrants that vest based on performance incentives that were not negotiated as part of an exclusive distribution agreement are charged to operations as such warrants are earned, amounting to $213.1 million in 1999 and $49.8 million in 1998. The increase in the cost of these performance incentives in 1999 compared to 1998 was primarily attributable to our cable partners achieving performance milestones which significantly increased the number of warrants earned.

     We will incur a minimum of approximately $23.5 million per quarter for amortization of our distribution agreements through the first half of 2002. This amount may increase if AT&T transfers specific cable systems to Cablevision. In addition, during any particular quarter or year, the cost of performance incentives may fluctuate significantly in the future depending upon our cable partners further achieving performance milestones.

     Amortization of goodwill, intangible assets and deferred compensation and other acquisition-related costs

     Amortization of goodwill and intangible assets. During the year ended December 31, 1999, we incurred approximately $1,103.6 million of goodwill and intangible asset amortization related to acquisitions accounted for as purchases, including our acquisitions of Narrative in December 1998, Excite in May 1999, iMALL and Webshots in October 1999 and Bluemountain.com in December 1999, as well as other less-significant acquisitions. There were no significant goodwill and intangible amortization charges related to acquisitions in 1998. We expect to incur goodwill and intangible asset amortization charges of over $550.0 million per quarter until the goodwill and intangible asset balances from each of our acquisitions become fully amortized starting in 2003. In addition, we expect to incur additional goodwill and intangible asset amortization charges related to future acquisitions, all of which will be accounted for as purchases.

     Purchased in-process research and development. The cost of purchased in-process research and development for which technological feasibility has not been achieved and which has no alternative future use is charged to operations at the date of acquisition, and consisted of $36.7 million and $2.8 million for the years ended December 31, 1999 and 1998, respectively. In connection with the purchase of Excite, we charged $34.4 million to in-process research and development during the second quarter of 1999 and we charged an additional $2.3 million to in-process research and development during the fourth quarter of 1999 related to our acquisitions of iMALL and Webshots. The charge in 1998 was related primarily to our acquisition of Narrative.

     The cost of acquired in-process research and development is based on a fair value allocation of the purchase price we paid to acquire a particular entity. The fair value allocation to in-process research and development was determined by identifying the research projects for which technological feasibility had not been achieved and which had no alternative future use at the date of acquisition, assessing the stage and expected date of completion of the research and development effort at the acquisition date, and calculating the net present value of cash flows expected to result from the successful deployment of the new technology or product resulting from the in-process research and development effort.

     The stages of completion were determined by estimating the costs and time incurred to date relative to the costs and time to be incurred to develop the in-process technology into a commercially viable technology or product. In general, the percentage of completion of in-process technology acquired in 1999 was less than 50% at the date of acquisition and was substantially completed at December 31, 1999. Costs incurred after the date of acquisition to develop acquired in-process technology into viable products represented a significant portion of the increase in 1999 compared to 1998 of product development and engineering costs and expenses.

     The estimated net present value of cash flows was based on incremental future cash flows from revenues expected to be generated by technology and products in the process of research and development, taking into account the characteristics and applications of the technology or product, the size and growth rate of existing and future markets and an evaluation of past and anticipated technology and product life cycles. Estimated net future cash flows also included allocations of operating costs, sales and marketing, general and administrative expenses, fixed charges, the portion of product development costs related to maintenance and the net impact of income taxes. Estimated net future cash flows were discounted to arrive at a net present value and were allocated to in-process research and development based on the percentage of completion at the date of acquisition. The discount rate included a factor that took into account the uncertainty surrounding the successful development of in-process technology projects.

     If we do not successfully deploy commercially-accepted technology or products based on the acquired in-process research and development, our operating results could be adversely affected in future periods.

     Amortization of deferred compensation.

     Amortization of deferred compensation related to acquisitions was $2.4 million for the year ended December 31, 1999 and none for the year ended December 31, 1998. Acquisition-related deferred compensation resulted from our assumption of stock-based awards issued to employees of Bluemountain.com and Webshots immediately prior to the acquisition and represents the difference between the exercise price of unvested awards and the fair market value of our Series A common stock. Deferred compensation is amortized over the vesting term of the award and is expected to be approximately $5.0 million per quarter until the end of 2001 when the stock-based awards begin to fully vest. Amortization of deferred compensation related to issuance of restricted stock in the ordinary course of business to employees under stock purchase agreements was approximately $1.0 million during both 1999 and 1998 and is included in the category of costs and expenses in which the related employee salaries are recorded.

     Other acquisition-related costs. Costs directly associated with our acquisitions that were not capitalized as part of the purchase consideration, primarily resulting from our acquisition of Excite, were $14.3 million for the year ended December 31, 1999; there were no such costs in 1998. Such costs included $8.1 million in employee severance and retention costs, $1.8 million of systems integration costs, $1.4 million of professional fees and $3.0 million in other related costs. We expect to continue to incur additional integration and other costs in the future related to our acquisitions.

Equity Share of Losses of Affiliated Companies

     Our equity share of losses of affiliated companies, which include joint ventures and investments in privately held companies accounted for under the equity method, was $9.6 million and none for the years ended December 31, 1999 and 1998, respectively. These companies include Excite's international joint ventures in which Excite has not made cash investments and that were recorded at a fair value of $20.8 million as part of the allocation of the purchase consideration for Excite. Our equity interest in these affiliated companies range from 20% to 50% and we consider such affiliated companies to be related parties. Our investments under the equity method were $19.0 million as of December 31, 1999 and none as of December 31, 1998 and included international joint ventures to provide Excite-branded Internet services as well as domestic and international joint ventures related to the distribution and delivery of our @Home service. We expect to record further losses related to our equity share in these affiliated companies in the future.

Realized Gain on Investment

     We recognized a gain of $12.6 million in February 1999 as a result of an investee, a privately held company that we had accounted for under the cost method, being acquired in a common stock acquisition by a publicly traded company.

Interest and Other Income, Net

     Our net interest and other income consisted of the following amounts for the years indicated (in thousands):

                                                                                Year Ended December 31,
                                                                      -------------------------------------------
                                                                          1999           Change          1998
                                                                      -------------   ------------   ------------
Interest and other income, net:
  Interest and other income  ......................................       $ 26,021            209%       $ 8,410
  Interest and other expense  .....................................        (15,769)           690%        (1,997)
                                                                          --------            ---        -------
     Total interest and other income, net  ........................       $ 10,252             60%       $ 6,413
                                                                          ========            ===        =======

     Interest and other income, net increased to $10.3 million for the year ended December 31, 1999 compared to $6.4 million for the year ended December 31, 1998. The increase in 1999 was due primarily to an increase in interest income earned on higher cash and investment balances as a result of the funds received from our secondary public offering in August 1998 and private offering of convertible subordinated debentures in December 1998, as well as realized gains from our sale of equity securities in publicly held companies. The increase in interest and other income in 1999 compared to 1998 was partially offset by an increase in interest expense and other expenses, primarily due to higher capital lease obligations in 1999 and the interest expense on the convertible subordinated debentures issued in December 1998 which were outstanding for the entire year in 1999. Interest expense will be higher commencing in 2000 due to the issuance in December 1999 of $500 million in convertible notes bearing interest at 4.75%.

Income Taxes

     Due to operating losses incurred since inception, we did not record a provision for income taxes in 1999 or 1998. As of December 31, 1999 and 1998, we had net deferred tax assets of $528.1 million and $92.5 million, respectively, principally relating to net operating loss carryforwards and the temporary difference relating to the cost and amortization of distribution agreements recorded in 1999, 1998 and 1997. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. A valuation allowance has been recorded for the net deferred tax assets as of December 31, 1999 and 1998, since we lack an earnings history. Accordingly, we have not recorded any income tax benefit for net losses incurred for any period from inception through December 31, 1999.

Net Loss

     Our net loss for the years ended December 31, 1999 and 1998 was $1,457.6 million and $144.2 million, respectively. The net loss in 1999 was due predominantly to the cost and amortization of distribution agreements of $292 million and the amortization of goodwill, intangible assets and deferred compensation and other acquisition-related costs of $1,157 million, the substantial portion of which did not require cash outlay. Net loss before such costs and expenses was $8.7 million in 1999 and $40.0 million in 1998. The decrease in net loss before costs and amortization related to acquisitions and distribution agreements was due to an increase in revenues in 1999 at a faster rate than the increase in operating costs and expenses due to improved operating results of Excite.

     We will continue to generate net losses in the foreseeable future due to the significant non-cash charges associated with the costs and amortization related to acquisitions and distribution agreements. The amount of future net loss or income before such costs and amortization will depend on our future revenues and the costs and expenses required to generate those revenues.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

Revenues

     Our revenues during 1998 and 1997 consisted primarily of monthly subscription fees for the @Home residential service and installation and monthly access fees for @Work services, as well as fees for advertising, content placement and content development related to our broadband portals. Our revenues by business segment were as follows for the years indicated (in thousands):

                                                                         1998          Change           1997
                                                                      -----------   -------------   ------------
Revenues:
     Media and advertising services................................       $ 5,444            624%         $  752
     Subscriber network and other services.........................        42,601            473%          6,685
                                                                          -------            ---          ------
          Total revenues...........................................       $48,045            546%         $7,437
                                                                          =======            ===          ======

     Media and advertising revenues

     Media and advertising revenues were $5.4 million, or 11% of total revenues, for the year ended December 31, 1998 and $752,000, or 10% of total revenues, for the year ended December 31, 1997. Media and advertising revenues increased in 1998 primarily as a result of the increase in consulting and development agreements with our cable partners and from sales of advertisements on our broadband portals to approximately 50 advertisers as of December 31, 1998 as compared to approximately 30 advertisers as of December 31, 1997. Average daily page views on our broadband portals increased from an insignificant amount as of December 31, 1997 to almost 1 million as of December 31, 1998.

     Subscriber network and other revenues

     Subscriber network and other revenues increased to $42.6 million, or 89% of total revenues, for the year ended December 31, 1998, from $6.7 million, or 90% of total revenues, for the year ended December 31, 1997. The increase in 1998 was primarily attributable to an increase in the number of subscribers to the broadband Internet services of @Home and @Work.

     @Home service. The @Home service represented approximately 60% of subscriber network and other revenues for the year ended December 31, 1998 as compared to approximately 70% for the year ended December 31, 1997. Subscriber network and other revenues generated by the @Home service increased during 1998 primarily due to the number of @Home subscribers, which increased 562% to approximately 331,000 at the end of 1998 from approximately 50,000 at the end of 1997. For the year ended December 31, 1998, the geographic source of @Home subscriber network and other revenues was 78% from the United States and 22% from Canada.

     @Work service. Subscriber network and other revenues from the @Work service represented approximately 40% of total subscriber network and other revenues for the year ended December 31, 1998 as compared to approximately 30% for the year ended December 31, 1997. The increase in @Work subscriber network and other revenues during 1998 resulted from the 415% increase in the number of @Work customers to approximately 1,700 as of December 31, 1998 from approximately 330 as of December 31, 1997.

     Revenues from related parties

     Revenues from related parties were $10.5 million, or 22% of total revenues, for the year ended December 31, 1998, as compared to $3.0 million, or 40% of total revenues, for the year ended December 31, 1997. Revenues from related parties in 1998 and 1997 were generated from support services such as customer support, local area content development, development of set-top devices and pre-commercial deployment consulting provided to our cable partners that are Excite@Home stockholders.

     Revenues related to our strategic investments

     Our investments in 1998 included investments in certain companies for strategic purposes, primarily in connection with expanding content and services available on our broadband portals and providing improved broadband services to our @Work and @Home subscribers. Revenues from these strategic investments generally consisted of purchased sponsorship or advertising space and revenue share arrangements on our broadband portals. Revenues related to our strategic investments were $780,000 for the year ended December 31, 1998; such revenues were insignificant for the year ended December 31, 1997.

Total Costs and Expenses

Our costs and expenses were as follows for the years indicated (in thousands):

                                                                           1998           Change           1997
                                                                       -------------   -------------   -------------
Costs and expenses:
 Operating costs....................................................        $ 46,965            109%         $22,459
 Product development and engineering................................          17,009             42%          11,984
 Sales and marketing................................................          18,091             52%          11,863
 General and administrative.........................................          12,429             17%          10,635
                                                                            --------            ---          -------
Total costs and expenses excluding costs and amortization
 of acquisitions and distribution agreements........................          94,494             66%          56,941
 Cost and amortization of distribution agreements...................         101,385            997%           9,246
 Amortization of goodwill, intangible assets and
  deferred compensation and other acquisition-related costs.........           2,758             n/a              --
                                                                            --------            ---          -------
Total costs and expenses............................................        $198,637            200%         $66,187
                                                                            ========            ===          =======

     Operating costs

     Operating costs for years ended December 31, 1998 and 1997 were primarily related to providing services to customers, maintaining the @Home broadband network, generating content programming for the @Home portal and deploying the @Home service in Europe. Operating costs increased to $47.0 million for 1998, or 98% of total revenues, from $22.5 million for 1997, or 302% of total revenues. This increase of $24.5 million, or 109%, in operating costs was primarily attributable to the following factors in the proportions indicated:

     . approximately 25% related to costs of customer service operations to support a larger subscriber base;

     . approximately 20% related to telecommunications costs required to connect the @Home broadband network to additional areas;

     . approximately 15% related to telecommunications costs related to our @Work business;

     . approximately 15% related to maintenance and depreciation of capital equipment required for our network; and

     . approximately 25% related to increases in operating costs of our international operations, as well as costs allocated for facilities and other miscellaneous costs, due to the expansion of our operations.

     Operating costs as a percentage of total revenues. Total revenues net of operating costs increased to $1.0 million, or 2% of total revenues, for the year ended December 31, 1998, from $(15.0) million for the year ended December 31, 1997. The increase in total revenues net of operating costs in 1998 was primarily due to the increase in revenues from subscriber growth and expansion of advertising services on our broadband portals, which was achieved with a proportionally lower rate of increase in operating costs.

     Product development and engineering

     Product development and engineering expenses for the years ended December 31, 1998 and 1997 consisted primarily of salaries and related expenses for personnel, fees to outside contractors and consultants and the allocated cost of facilities. Product development and engineering expenses increased to $17.0 million, or 35% of total revenues, for 1998, from $12.0 million, or 161% of total revenues, for 1997. The increase of $5.0 million, or 42%, in product development and engineering expenses was primarily attributable to the following factors in the proportions indicated:

     . approximately 45% related to expenditures focused on the continued development of the @Home backbone to incorporate new telecommunications and server technologies;

     . approximately 45% related to efforts to incorporate Internet technologies into advanced digital set-top boxes; and

     . approximately 10% related to development of technologies for our @Work offering, as well as costs allocated for facilities and other miscellaneous costs, due to the expansion of product development and engineering efforts.

     Sales and marketing

     Sales and marketing expenses for the years ended December 31, 1998 and 1997 consisted primarily of personnel costs, commissions and promotional and advertising expenses. Sales and marketing expenses increased to $18.1 million, or 38% of total revenues, for 1998, from $11.9 million, or 160% of total revenues, for 1997. The increase of $6.2 million, or 52%, in sales and marketing expenses in 1998 was primarily attributable to the following factors in the proportions indicated:

     . approximately 40% related to additional spending to support the expansion of @Work services;

     . approximately 25% related to advertising and content partnering arrangements and regional deployments of the @Home service; and

     . approximately 35% related to costs allocated for facilities and other miscellaneous costs, due to the expansion of our services.

     General and administrative

     General and administrative expenses during the years ended December 31, 1998 and 1997 consisted primarily of administrative and executive personnel costs, fees for professional services and the costs of computer systems to support our operations. General and administrative expenses increased by 17% to $12.4 million, or 26% of total revenues, in 1998 from $10.6 million, or 143% of total revenues, in 1998. The increase in general and administrative expenses in 1999 was attributable primarily to the hiring of additional finance, human resources and facilities personnel.

     Cost and amortization of distribution agreements

     Cost and amortization of distribution agreements were $101.4 million and $9.2 million for the years ended December 31, 1998 and 1997, respectively, and consisted primarily of charges and amortization related to warrants to purchase our common stock issued to some of our cable partners in connection with distribution agreements and performance incentives for distributing our broadband Internet services. Warrants that vest based on future performance under an exclusive distribution agreement are recorded at fair value as intangible assets and amortized over the remaining term of the distribution agreement, representing approximately $51.6 million in 1998 and $9.2 million in 1997. The increase in amortization of distribution agreements in 1998 compared to 1997 was due to an increase in the number of warrants earned by cable partners that met certain performance milestones. Warrants that vest based on performance incentives that are not part of an exclusive distribution agreement are charged to operations as such warrants are earned, amounting to $49.8 million in 1998 and none in 1997. The increase in the cost of these performance incentives in 1998 compared to 1997 was primarily attributable to our cable partners achieving performance milestones which significantly increased the number of warrants earned.

     Amortization of goodwill, intangible assets and deferred compensation and other acquisition-related costs

     Amortization of goodwill, intangible assets and deferred compensation and other acquisition-related costs consisted of a charge of $2.8 million for the year ended December 1998 related to purchased in-process research and development; there were no charges in 1997. The cost of purchased in-process research and development for which technological feasibility has not been achieved and which has no alternative future use is charged to operations at the date of acquisition, and consisted of $2.8 million related primarily to our acquisition of Narrative in December 1998. In general, the percentage of completion of in-process technology acquired in 1998 was approximately 15% at the date of acquisition and the projects were substantially complete at June 30, 1999. Costs incurred after the date of our acquisition of Narrative to develop acquired in-process technology into viable products represented a portion of the product development and engineering costs and expenses recorded during the first half of 1999.

     Please see discussion under Purchased in-process research and development in the section entitled Year Ended December 31, 1999 Compared to Year Ended December 31, 1998 for further discussion about the methodologies we use to determine purchased in-process research and development charges.

Interest and Other Income, Net

     Interest income, net during the years ended December 31, 1998 and 1997 represented interest and realized gains earned on our cash and cash equivalents and short-term investments less interest expense on debt obligations, including our convertible subordinated debentures. Interest income, net was $6.4 million for 1998 and $3.0 million for 1997. Interest income for 1998 was $8.4 million compared to $4.2 million for 1997. This increase was principally due to the increased cash balances available for investment following our secondary public offering in August 1998. Interest expense for 1998 was $2.0 million compared to $1.2 million for 1997. This increase was due primarily to increases in capital lease obligations associated with our leasing of capital equipment.

Income Taxes

     Due to operating losses incurred since inception, we did not record a provision for income taxes in 1998 or 1997. As of December 31, 1998 and 1997, we had net deferred tax assets of $92.5 million and $33.7 million, respectively, relating principally to net operating loss carryforwards and the temporary difference relating to the cost and amortization of distribution agreements recorded in 1998 and 1997. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. A valuation allowance has been recorded for the net deferred tax assets reducing such amounts to zero as of December 31, 1998 and 1997, since we lack an earnings history. Accordingly, we did not record any income tax benefit for net losses incurred for any period from inception through December 31, 1998.

Net Loss

     Our net loss for the years ended December 31, 1998 and 1997 was $144.2 million and $55.7 million, respectively. A significant portion of the net loss in 1998 and 1997 was due to the cost and amortization of distribution agreements which amounted to $101.4 million in 1998 and $9.2 million in 1998. Additionally, net loss in 1998 included a charge of $2.8 million for in-process research and development. Excluding these costs and charges, a substantial portion of which did not require a cash outlay, net loss was $40.0 million in 1998 and $46.5 million in 1997. The decrease in net loss before costs and amortization related to acquisitions and distribution agreements was due to an increase in revenues in 1998 at a faster rate than the increase in operating costs and expenses.

Liquidity and Capital Resources

     Since inception, we have financed our operations primarily through a combination of private and public sales of equity and convertible debt securities and capital lease and other financing arrangements. At December 31, 1999, our principal source of liquidity was approximately $525.2 million of cash, cash equivalents and short-term investments, compared with $419.3 million at December 31, 1998. Our short-term investments consist predominantly of debt instruments that mature in less than one year, are highly liquid and have a high-quality investment rating. We intend to make our short-term investments available, if and when needed, for operating purposes.

                                                                               Year Ended December 31,
                                                                     -------------------------------------------
                                                                         1999           Change          1998
                                                                     -------------   ------------   ------------
                                                                               (dollars in thousands)
Cash and cash equivalents.........................................      $ 224,548           (25)%      $300,702
Net cash provided by (used in) operating activities...............        112,403            n/a        (30,212)
Net cash used in investing activities.............................       (708,201)         1,193%       (54,778)
Net cash provided by financing activities.........................        519,644             52%       341,479

Operating Activities

     Net cash provided by operating activities during the year ended December 31, 1999 was $112.4 million compared to net cash used in operating activities of $30.2 million for the year ended December 31, 1998. Net cash provided by operating activities during 1999 reflects a net loss of $1,457.6 million compared to $144.2 million during 1998. Charges to operations included in net loss that do not require the use of cash amounted to $1,495.3 million during 1999 compared to $116.4 million during 1998. This increase in non-cash charges during 1999 included: amortization of goodwill and other intangible assets of $1,103 million related to the our acquisitions in 1999 and 1998; cost and amortization of distribution agreements of $292 million; depreciation and other amortization charges of $49.5 million; purchased in-process research and development of $36.7 million related to our acquisitions; and various other items netting to $14.1 million. Net cash provided by operating activities after non-cash charges for the year ended December 31, 1999 compared to net cash used in operating activities for the year ended December 31, 1998 also reflects the impact of accounts receivable and other assets and accounts payable and other liabilities, which decreased on a net basis by $74.8 million during 1999 compared to a net increase of $5.2 million during 1998.

Investing Activities

     Net cash used in investing activities for the year ended December 31, 1999 was $708.2 million compared to $54.8 million for the year ended December 31, 1998. The increase in net cash used in investing activities during 1999 as compared to 1998 was partially attributable to purchases of short-term investments net of sales and maturities of $161.7 million in 1999 as compared to $42.4 million in 1998 and net purchases of other investments of $104.7 million in 1999 compared to $4.3 million in 1998. The increase was also due to net cash received in acquisitions of $(316.4) million in 1999 compared to $0.1 million in 1998, net purchases of property, equipment and improvements of $60.8 million in 1999 as compared to $16.8 million in 1998, payments under our backbone agreement of $57 million in 1999 and none in 1998 and investments in joint ventures of $7.6 million in 1999 and none in 1998. We anticipate future capital expenditures to be primarily for facilities and equipment to support expansion of our business and network operations and, consequently, we expect that our capital expenditures will increase significantly as our business and employee base grows.

Financing Activities

     Net cash from financing activities for the year ended December 31, 1999 was $519.6 million compared to $341.5 million for the year ended December 31, 1998. The increase in cash provided by financing activities during 1999 as compared to 1999 was attributable to: net proceeds from issuance of convertible debt in 1999 of $485.7 million as compared to $222.5 million in 1998; payments on capital lease obligations of $34.5 million in 1999 as compared to $12.1 million in 1998; and a decrease in proceeds from issuance of common stock and from stock option exercises of $68.4 in 1999 compared to $130.8 million in 1998, primarily due to proceeds of $125.7 million from our secondary public offering in August 1998. The $350 million cash portion of the purchase price of Bluemountain.com was financed from the net proceeds of the issuance of convertible debt in December 1999.

Commitments

     In December 1998, we entered into an agreement with AT&T to create a nationwide network utilizing AT&T's 15,000-mile fiber optic data communications line, or backbone. Under the terms of this agreement, we paid approximately $57 million in 1999 and we are required to make additional payments totaling $45 million in 2000. We expect to make additional disbursements of approximately $5 million per year during the 20-year term of this agreement for connection space, equipment and support and maintenance fees.

     Our corporate headquarters, including recently constructed facilities, consist of approximately 670,000 square feet in Redwood City, California, which we occupy under 12 to 15 year leases. Rent under leases for recently constructed headquarters facilities is based on construction costs, and we are responsible for some tenant improvements. We occupied these new facilities early in 2000. Rental payments for our headquarters facilities, including recently constructed facilities, are approximately $1.1 million per month. Total rental payments on facilities in other locations are approximately $0.4 million per month.

     In September 1997, we entered into a term loan agreement with Silicon Valley Bank. The term loan, as amended in October 1998, allows us to borrow up to $15 million to finance the acquisition of property, equipment and improvements and to collateralize letters of credit. At our option, borrowings under this term loan bear interest either at the Bank's prime rate or at LIBOR plus 2.5%. As of December 31, 1999, there were no borrowings under this term loan, although there were outstanding letters of credit in the amount of $2.4 million related to real property transactions. Under the term loan agreement, we are required to meet financial covenants. At December 31, 1999, we were in compliance with these covenants. The term loan expires on October 19, 2002.

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

Impact of Adoption of New Accounting Standards

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met in order to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Although we have not fully assessed the impact of adopting SAB 101 on our financial position and results of operations in 2000 and thereafter, we do not expect the effect, if any, to be material.

     In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires that entities recognize all derivatives in the balance sheet at fair value and record gains and losses resulting from changes in fair value according to the purpose of the derivative and whether it qualifies as a hedge. The effective date of this Statement was delayed by the issuance of SFAS No. 137 to fiscal years beginning after June 15, 2000, with earlier application encouraged. We expect to adopt this Statement effective January 1, 2001 and do not anticipate that its adoption will have a significant effect on our financial position or results of operations.

Year 2000 Implications

     As of December 31, 1999, we completed our plan to ready our computer systems for possible year 2000 effects. Although we are not aware of the occurrence of any significant year 2000 related problems being reported to date, disruptions to our operations could still occur. Based on currently available information, management continues to believe that year 2000-related disruptions or other problems, if any, will not have a significant adverse impact on our operational results or financial condition. The costs incurred through December 31, 1999 to support our year 2000 compliance initiative were approximately $450,000. While there is risk that additional costs may be incurred beyond December 31, 1999, we do not believe that these costs would be significant.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     The following discusses our exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates.

Interest Rate Sensitivity

Short-Term Investments

     We had short-term investments of $300.7 million as of December 31, 1999. These short-term investments consist predominantly of highly liquid debt instruments that are of high-quality investment grade and mature in one year or less. These investments are subject to interest rate risk in that their value will fall if market interest rates increase. A hypothetical increase in market interest rates by 10 percent from levels at December 31, 1999 would cause the fair value of these short-term investments to decline by an immaterial amount. Because we are not required to sell these investments before maturity, we have the ability to avoid realizing losses on these investments due to a sudden change in market interest rates. However, we could choose to sell these investments before maturity at a loss. Declines in interest rates over time will, however, reduce our interest income.

Outstanding Convertible Debt

     As of December 31, 1999, we had two issuances of long-term convertible debt outstanding. The balance of our convertible debentures issued in December 1998, net of unamortized original issue discount, was approximately $236.3 million as of December 31, 1999 and bears an effective interest rate of approximately 4%. Our convertible notes issued in December 1999 had an outstanding balance of $500 million on December 31, 1999 and bear a fixed rate of interest of 4.75%. In certain circumstances, we may be required to redeem these debt instruments for our Series A common stock or cash. Because the interest rates on these debt instruments are fixed, a hypothetical 10 percent decrease in interest rates would not have a material impact on us. Increases in market interest rates could, however, increase the interest expense associated with future borrowings by us, if any. We do not hedge against interest rate increases.

Equity Price Risk

     We own shares of certain public companies. We value these investments using the closing fair market value stated in the Wall Street Journal for the last day of each month. As a result, we reflect these investments in our consolidated balance sheet at December 31, 1999 at their fair market value of $273 million, with the unrealized gains and losses reported in stockholders' equity as "Accumulated Other Comprehensive Income". We do not hedge against equity price changes.

Foreign Currency Exchange Rate Risk

     Substantially all of our revenues are realized in U.S. dollars and most of our revenues are from customers in the United States. Therefore, we do not believe we face significant direct foreign currency exchange rate risk. We do not hedge against foreign currency exchange rate changes.

Item 8.   Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Supplementary Data

                                                                                                          Page
                                                                                                         -------
Report of Ernst & Young, LLP, Independent Auditors....................................................        55
Consolidated Financial Statements as of December 31, 1999 and 1998 and for the Three Years Ended
 December 31, 1999, 1998, and 1997:
     Consolidated Balances Sheets.....................................................................        56
     Consolidated Statements of Operations............................................................        57
     Consolidated Statements of Stockholders' Equity..................................................        58
     Consolidated Statements of Cash Flows............................................................        59
     Notes to Consolidated Financial Statements.......................................................        60
Quarterly Financial Information for the Two Years Ended December 31, 1999 (Unaudited).................        82

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
At Home Corporation

     We have audited the accompanying consolidated balance sheets of At Home Corporation as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedules presented at Item 14(b). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of At Home Corporation at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                           /s/ ERNST & YOUNG LLP

Walnut Creek, California
January 20, 2000

                              AT HOME CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                     ASSETS

                                                                                                 December 31,
                                                                                        -------------------------------
                                                                                             1999             1998
                                                                                        --------------   --------------
Current assets:
  Cash and cash equivalents..........................................................     $   224,548        $ 300,702
  Short-term investments.............................................................         300,675          118,587
                                                                                          -----------        ---------
          Total cash, cash equivalents and short-term investments....................         525,223          419,289
  Accounts receivable, net of allowance of $3,454 in 1999 and $252 in 1998...........          52,253            6,358
  Accounts receivable -- related parties.............................................          18,279            4,300
  Other current assets...............................................................          35,151            3,381
                                                                                          -----------        ---------
          Total current assets.......................................................         630,906          433,328
Property, equipment and improvements, net............................................         176,077           49,240
Investments in affiliated companies..................................................          19,015               --
Other investments....................................................................         273,005            8,527
Distribution agreements, net.........................................................         313,772          186,247
Goodwill and other intangible assets, net............................................       7,614,847           93,989
Other assets.........................................................................          76,657            9,300
                                                                                          -----------        ---------
          Total assets...............................................................     $ 9,104,279        $ 780,631
                                                                                          ===========        =========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................................................     $    44,781        $   7,100
  Accounts payable -- related parties................................................          22,916            3,684
  Accrued compensation and related expenses..........................................          15,632            2,504
  Deferred revenue...................................................................          56,844            5,164
  Other accrued liabilities..........................................................          63,044           12,507
  Current portion of capital lease and other obligations.............................          38,666           12,045
                                                                                          -----------        ---------
          Total current liabilities..................................................         241,883           43,004
Convertible notes and debentures.....................................................         736,294          229,344
Capital lease and other obligations, less current portion............................          52,552           14,356
Other liabilities....................................................................           6,533               61
Commitments and contingencies (Note 8)
Stockholders' equity(1):
  Convertible preferred stock, no par value:
     Authorized shares -- 9,650,000
     Issued and outstanding shares -- 10,134 in 1999 and none in 1998................         397,019               --
  Common stock, $0.01 par value:
     Authorized shares -- 719,719,414
     Issued and outstanding shares -- 384,754,355 in 1999 and
        246,545,734 in 1998..........................................................       9,312,700          719,676
  Deferred compensation..............................................................         (50,493)          (2,880)
  Accumulated other comprehensive income.............................................          92,594            4,235
  Accumulated deficit................................................................      (1,684,803)        (227,165)
                                                                                          -----------        ---------
          Total stockholders' equity.................................................       8,067,017          493,866
                                                                                          -----------        ---------
          Total liabilities and stockholders' equity.................................     $ 9,104,279        $ 780,631
                                                                                          ===========        =========


  The accompanying notes are an integral part of these consolidated financial statements

                              AT HOME CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                                                   Year Ended December 31,
                                                                      --------------------------------------------------
                                                                            1999              1998             1997
                                                                      ----------------   --------------   --------------
Revenues(1)........................................................       $   336,955        $  48,045         $  7,437
Costs and expenses(2):
  Operating costs..................................................           143,056           46,965           22,459
  Product development and engineering..............................            54,805           17,009           11,984
  Sales and marketing..............................................           130,725           18,091           11,863
  General and administrative.......................................            30,276           12,429           10,635
  Cost and amortization of distribution agreements.................           291,967          101,385            9,246
  Amortization of goodwill, intangible assets and deferred
    compensation and other acquisition-related costs...............         1,157,009            2,758               --
                                                                          -----------        ---------         --------
Total costs and expenses...........................................         1,807,838          198,637           66,187
                                                                          -----------        ---------         --------
Loss from operations...............................................        (1,470,883)        (150,592)         (58,750)
Interest and other income, net.....................................            10,253            6,413            3,033
Investment gain from business combination..........................            12,566               --               --
Equity share of losses of affiliated companies.....................            (9,574)              --               --
                                                                          -----------        ---------         --------
Net loss...........................................................       $(1,457,638)       $(144,179)        $(55,717)
                                                                          ===========        =========         ========
Net loss per share -- basic and diluted............................            $(4.61)          $(0.63)          $(0.27)
                                                                          ===========        =========         ========
Shares used in per share computation -- basic and diluted..........           316,441          228,479          207,086
                                                                          ===========        =========         ========
_______________________
(1)Revenues from related parties...................................       $    28,821        $  10,458         $  2,948
                                                                          ===========        =========         ========
(2)Depreciation and amortization included in costs and expenses, excluding amortization of distribution agreements and
    acquisition-related amounts....................................       $    49,467        $  15,029         $  8,913
                                                                          ===========        =========         ========

                      The accompanying notes are an integral part of these consolidated financial statements


                              AT HOME CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)


                                                                             Notes              Accum.
                                      Convertible                          Receivable            Other                     Total
                                    Preferred Stock       Common Stock       From     Deferred  Compre-                    Stock-
                                   -----------------   -----------------    Stock-    Compen-   hensive   Accumulated     holders'
                                   Shares    Amount    Shares     Amount    holders   sation    Income     Deficit         Equity
                                   -------- --------   -------   -------    -------   ------    ------     --------       --------
Balances at
  December 31, 1996............      4,522   $44,993    23,710      $1,035   $(170)     $(272)  $    --     $(27,269)       $18,317
Net issuance of
  Series C preferred
  stock........................        240    46,339        --          --       --         --       --            --        46,339
Preferred stock
  converted to common
  stock........................     (4,762)  (91,332)  190,504      91,332       --         --       --            --            --
Net issuance of Series A
  common stock in initial
  public offering..............         --        --    20,700      99,768       --         --       --            --        99,768
Series A
  common stock issued under
  stock  option and
  restricted stock plans.......         --        --     4,382         527    (234)         --       --            --           293
Repurchases of Series A
  common stock.................         --        --    (2,090)        (91)     15          --       --            --           (76)
Repayment of notes
  receivable...................         --        --        --          --      70          --       --            --            70
Warrants to purchase
  Series A common
  stock under
  distribution agreements......         --        --        --     172,283      --          --       --            --       172,283
Deferred compensation
  related to grant of
  stock options................         --        --        --       5,257      --     (5,257)       --            --            --
Amortization of deferred
  compensation.................         --        --        --          --      --      1,130        --            --         1,130
Net loss.......................         --        --        --          --      --         --        --       (55,717)      (55,717)
                                   -------- --------  --------   ---------  -------- ---------  --------   ----------     ----------
Comprehensive loss.............         --        --        --          --      --         --        --            --       (55,717)
                                   -------- --------  --------   ---------  -------- ---------  --------   ----------     ----------
Balances at December 31, 1997..         --        --   237,206     370,111    (319)    (4,399)       --       (82,986)      282,407

Net issuance of Series A
  common stock in secondary
  offering.....................         --        --     5,750     125,725      --         --        --            --       125,725
Series A common stock
  issued and stock options
  assumed in acquisitions......         --        --     2,488      94,953      --         --        --            --        94,953
Series A common stock
  issued upon exercise of
  warrants.....................         --        --       192          --      --         --        --            --            --
Series A common stock
  issued under stock option
  and employee stock purchase
  plans........................         --        --     1,300       5,139      --         --        --           --          5,139
Repurchases of Series A
  common stock.................         --        --      (390)        (40)     16         --        --           --            (24)
Repayment of notes
  receivable...................         --        --        --          --     303         --        --           --            303
Warrants to purchase Series
  A common  stock under
  distribution
  agreements...................         --        --        --     124,287      --         --        --           --       124,287
Amortization of deferred
  compensation, net of
  cancelled stock options......         --        --        --        (499)     --      1,519        --           --         1,020
Net loss.......................         --        --        --          --      --         --        --     (144,179)     (144,179)
Net unrealized gain on
  available-for-sale
  investments..................         --        --        --          --      --         --     4,235           --         4,235
                                   -------- --------  --------   ---------  -------- ---------  --------   ----------     ----------
Comprehensive loss.............         --        --        --          --      --         --        --           --      (139,944)
                                   -------- --------  --------   ---------  -------- ---------  --------   ----------     ----------
Balances at
  December 31, 1998............         --        --   246,546     719,676      --     (2,880)    4,235     (227,165)      493,866
Series A common stock
  issued and stock
  options and warrants
  assumed in
  acquisitions.................         --        --   126,808   8,083,468      --         --        --           --     8,083,468
Series A preferred stock
  issued in acquisition........         11   418,175        --          --      --         --        --           --       418,175
Series A common stock
  issued upon exercise of
  warrants.....................         --        --     5,417      10,507      --         --        --           --        10,507
Series A common stock
  issued under stock option
  and employee stock purchase
  plans........................         --        --     5,767      58,024      --         --        --           --        58,024
Repurchases of Series A
  common stock.................         --        --      (324)        (90)     --         --        --           --          (90)
Warrants to purchase Series
  A common stock under
  distribution agreements......         --        --        --     417,847      --         --        --           --      417,847
Conversion of Series A
  preferred stock to
  Series A common stock........         (1)  (21,156)      540      21,156      --         --        --           --           --
Warrants to purchase
  Series A common stock
  contributed to
  joint venture................         --        --        --       2,112      --         --        --           --         2,112
Deferred compensation
  from stock options
  and restricted
  stock assumed
  in acquisitions..............         --        --        --          --      --    (51,061)       --           --       (51,061)
Amortization of deferred
  compensation.................         --        --        --          --      --      3,448        --           --         3,448
Net Loss.......................         --        --        --          --      --         --        --   (1,457,638)   (1,457,638)
Net unrealized gain on
  available-for-sale
  investments..................         --        --        --          --      --         --    88,456           --        88,456
Foreign currency
  translation
  adjustment...................         --        --        --          --      --         --       (97)          --           (97)
                                   -------- --------  --------   ---------  -------- ---------  --------   ----------   ----------
Comprehensive loss.............         --        --        --          --      --         --        --           --    (1,369,279)
                                   -------- --------  --------   ---------  -------- ---------  --------   ----------   ----------
Balances at
  December 31, 1999............         10  $397,019   384,754  $9,312,700      --   $(50,493)  $92,594  $(1,684,803)   $8,067,017
                                   ======== ========  ========  ==========  ======== =========  ======== ============   ==========

 The accompanying notes are an integral part of these consolidated financial statements

                              AT HOME CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                 Years Ended December 31,
                                                                         ----------------------------------------
                                                                             1999           1998          1997
                                                                         -------------   -----------   ----------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net loss..............................................................    $(1,457,638)    $(144,179)   $ (55,717)
Adjustments to reconcile net loss to cash used in operating
 activities:
  Depreciation and amortization.......................................         49,467        14,009        7,783
  Amortization of distribution agreements.............................         78,843        51,591        9,246
  Cost of distribution agreements.....................................        213,124        49,794           --
  Amortization of deferred and other stock-based compensation.........         10,159         1,020        1,130
  Amortization of goodwill and other intangible assets................      1,103,005            --           --
  Accretion of discount on convertible debentures.....................          6,950            --           --
  Recognition of non-cash gain on investment..........................        (12,556)           --           --
  Charge for purchased in-process research and development............         36,715         2,758           --
  Equity share of losses of affiliated companies......................          9,574            --           --
  Changes in assets and liabilities:
    Accounts receivable...............................................         (8,972)       (8,099)      (1,338)
    Other assets......................................................         (6,691)       (9,143)      (2,251)
    Accounts payable..................................................         39,198         5,822        1,089
    Accrued compensation and related expenses.........................         (2,165)          322          550
    Deferred revenues.................................................         43,157         3,126        1,853
    Other accrued liabilities.........................................         10,148         4,503        6,026
    Other long-term liabilities.......................................             85        (1,736)          61
                                                                          -----------     ---------    ---------
Cash provided by (used in) operating activities.......................        112,403       (30,212)     (31,568)

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
Purchases of short-term investments...................................       (340,050)     (135,342)    (103,030)
Sales and maturities of short-term investments........................        178,386        92,922       33,925
Net purchases of other investments....................................       (104,732)        4,291           --
Net purchases of property, equipment and improvements.................        (60,809)      (16,793)      (9,989)
Payments under backbone agreement.....................................        (57,052)           --           --
Investment in joint ventures..........................................         (7,561)           --           --
Business combinations, net of cash received...........................       (316,383)          144           --
                                                                          -----------     ---------    ---------
Cash used in investing activities.....................................       (708,201)      (54,778)     (79,094)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
Proceeds from issuance of convertible debentures......................        485,750       222,466           --
Proceeds from issuance of convertible preferred stock.................             --            --       46,339
Proceeds from issuance of common stock, net of repurchases............         68,441       130,828       99,985
Proceeds from capital lease financing.................................             --            --        5,630
Payments on capital lease obligations.................................        (34,547)      (12,118)      (6,858)
Repayment of notes receivable from stockholders.......................             --           303           70
                                                                          -----------     ---------    ---------
Cash provided by financing activities.................................        519,644       341,479      145,166
                                                                          -----------     ---------    ---------
Net increase (decrease) in cash and cash equivalents..................        (76,154)      256,489       34,504
Cash and cash equivalents, beginning of period........................        300,702        44,213        9,709
                                                                          -----------     ---------    ---------
Cash and cash equivalents, end of period..............................    $   224,548     $ 300,702    $  44,213
                                                                          ===========     =========    =========
SUPPLEMENTAL DISCLOSURES

  Interest paid.......................................................    $     7,236     $   2,148    $   1,039
                                                                          ===========     =========    =========
  Acquisition of equipment under capital leases.......................    $    54,322     $  12,872    $  16,527
                                                                          ===========     =========    =========
  Warrants to purchase Series A common stock earned by cable partners
    under distribution agreements and capitalized as intangibles......    $   204,723     $  74,493    $ 172,283
                                                                          ===========     =========    =========
  Conversion of preferred stock to common stock.......................    $    21,156      $  --       $  91,332
                                                                          ===========    ==========    =========
  Mergers and acquisitions:
    Common stock issued and options and warrants exercisable for
      common stock assumed............................................    $ 8,083,468     $  94,953    $   --
                                                                          ===========     =========    =========
    Liabilities assumed...............................................    $   133,349     $   2,589    $    --
                                                                          ===========     =========    =========

 The accompanying notes are an integral part of these consolidated financial statements

                              AT HOME CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Summary of Significant Accounting Policies

The Company

At Home Corporation, or Excite@Home, which was incorporated in the state of Delaware on March 28, 1995, is a global media company that provides consumers with high speed, high bandwidth Internet connectivity and content and interactive services available on multiple bandwidth platforms. Our @Home service provides broadband Internet access from consumers' homes over the cable television infrastructure and offers end-to-end managed connectivity services for businesses over both cable and digital telecommunications lines. Our @Work division further utilizes our network by providing a range of Internet services for businesses, including high-speed connectivity, web hosting and development and hosting of e-commerce solutions. Our media and marketing services include the Excite Network, MatchLogic and Bluemountain.com, as well as other media properties that deliver entertainment, shopping and information services to our customers. The Excite Network offers search, content, community, communications services and commerce functionality to Internet users. Excite's media services focus on comprehensive navigation, global reach and personalization technology to attract and retain users and achieve market share. MatchLogic, a subsidiary of Excite, is a proprietary advertising distribution platform that provides advertisers with targeted ad campaign management designed to improve the effectiveness of their advertising campaigns. Bluemountain.com provides online greeting cards at no cost to visitors of its web site.

Dependence on Cable System Operators

  We have strategic partnerships with 22 cable system operators that provide, through their cable systems, the principal distribution network for our services to subscribers. Our cable partners have granted us the exclusive right to offer high-speed residential consumer Internet services over their cable systems, subject to certain exceptions. However, these cable partners are under no obligation to carry our services. In addition, the cable partners' exclusivity obligations in our favor begin expiring in June 2002, and may be terminated prior to that date under certain circumstances.

  Transmission of data over cable is dependent on the availability of high-speed two-way hybrid fiber coaxial cable infrastructure. Currently, significant portions of the cable infrastructure in the United States have not been upgraded from coaxial cable to hybrid fiber-coaxial cable and, in addition, are not capable of two-way transmission. Cable system operators have announced and have started to implement major infrastructure investments in order to deploy data-over-cable services. However, there can be no assurance that such infrastructure improvements will be completed.

  Certain parties, including other Internet service providers, have petitioned federal, state and local authorities to require cable operators to provide Internet and online service providers with unbundled access to their cable systems. The rates that our cable partners charge for this third-party access, or for the @Home services, could also be subject to rate regulation or tariffing requirements. Our financial position and results of operations would likely be materially affected if we or our cable partners are classified as common carriers, or if government authorities require third-party access to cable networks or unaffiliated Internet service providers. In addition, some local jurisdictions, including Portland and Multnomah County, Oregon and Broward County, Florida, have imposed third-party access requirements on AT&T and other cable companies operating in those communities. The imposition of these requirements has been challenged in Federal Courts. In June 1999, a U.S. District Court upheld the third-party access requirement imposed on AT&T by Portland and Multnomah County. This decision was appealed to the U.S. Court of Appeals for the Ninth Circuit and arguments were presented to the court in November 1999. Although appeals decisions have no time limit, most rulings occur within three to twelve months after the date arguments are presented. Numerous other local jurisdictions have considered or are considering imposing similar third-party access requirements and other municipalities may consider imposing similar requirements in the future.

  In December 1999, AT&T announced that customers of its broadband cable systems will be able to choose their Internet service provider for high-speed Internet access upon expiration of our exclusivity agreement with AT&T.

Dependence on Key Technology Suppliers

  We currently depend on a limited number of suppliers for certain key technologies, including cable modems, which are needed to build, manage and operate our services. Although we believe that there are alternative suppliers for each of these technologies, we have established favorable relationships with each of our current suppliers, and it could take a significant period of time to establish relationships with alternative suppliers and substitute their technologies. The loss of any of our relationships with our current suppliers could have a material adverse effect on our financial condition and results of operations.

Significant Accounting Policies

Basis of Presentation

  The consolidated financial statements include the accounts of At Home Corporation and its subsidiaries, all of which are wholly owned. All significant intercompany transactions and balances have been eliminated in consolidation. Investments in entities owned 20% or more but less than majority owned and not otherwise controlled by us are accounted for under the equity method and presented in the consolidated balance sheets as investments in affiliated companies.

Reclassifications

  Certain reclassifications have been made to prior years' consolidated financial statements to conform to current year's presentation.

Stock Split

  In May 1999, our stockholders approved a two-for-one split of our common stock, which occurred on June 16, 1999 to stockholders of record on May 29, 1999. All of the common stock share and per share data appearing in the consolidated financial statements have been adjusted to retroactively reflect this stock split.

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

Revenue Recognition

  Monthly customer subscription revenue for the @Home and @Work services is recognized in the period in which subscription services are provided. We also earn revenue from cable system operators for providing certain support services, such as customer support, local area content development and pre-commercial deployment fees. Revenue from cable system operators is recognized as the services are performed. We have also entered into agreements with U.S. cable stockholders for the development, deployment and marketing of additional services. Revenues for these development agreements are recognized on the percentage of completion basis.

  Revenues also include on-line advertising revenues which are derived principally from short-term advertising contracts in which we guarantee a minimum number of impressions (a view of an advertisement by a consumer) for a fixed fee. We also enter into a number of longer-term advertising and e-commerce sponsorship agreements. Under these agreements, we earn fees for initial programming, initiation of service and for generating impressions, which in some instances are guaranteed. These revenues, as well as contract and other revenues, which include ad serving and targeting revenues, are generally recognized ratably over the term of the agreements, provided that we do not have any significant remaining obligations and collection of the resulting receivable is probable. To the extent that impression deliveries do not meet the guarantees, we defer recognition of the corresponding revenues until impressions are delivered.

  Revenues from the exchange of media and advertising services related to our Internet sites for advertising in other media were less than 10% of total revenues for the year ended December 31, 1999; such revenues were insignificant in 1998. Revenues from these exchanges are recorded at the lower of the fair value of the services provided or the services received.

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

Other Investments

  Other investments primarily consist of strategic investments of less than 20% equity interest in certain companies. We do not have the ability to exercise significant influence over any of these companies and therefore account for such investments as available-for-sale securities under Statement of Financial Accounting Standards (FAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Investments in publicly held companies are recorded at fair value as measured by quoted market prices and investments in privately held companies, which are recorded at cost, are accounted for under the cost method of accounting. Changes in fair value are included in comprehensive loss and unrealized gains and losses are included in accumulated other comprehensive income or loss. Realized gains and losses are recorded in net interest and other income when the related investments are sold. Our investments in privately held companies are assessed for impairment periodically through review of operations and indications of continued viability, such as subsequent rounds of financing.

Property, Equipment and Improvements

  Property, equipment and improvements are stated at cost. Depreciation and amortization are computed using the straight-line method over the shorter of the estimated useful life of the asset or the lease term.

Intangible Assets

  Intangible assets consist of purchased technology, acquired workforce, acquired brand name and content, and goodwill related to the acquisitions of Narrative Communications Corp., Full Force Systems, Inc., Excite, Inc., iMALL, Inc., Hartford House, Ltd. and its wholly-owned subsidiary Bluemountain.com, Webshots Corporation, certain assets of Perspecta, Inc. and Excite Espana. These acquisitions were accounted for as purchases and are further described in Note
3. Amortization of goodwill and intangible assets is provided on the straight-line basis over the estimated useful lives of the assets, which generally range from two to four years. Acquired in-process research and development without alternative future use is charged to operations at the date of acquisition.

  We record impairment losses on intangible assets when events and circumstances indicate that such assets might be impaired and the estimated fair value of the asset is less than its recorded amount. Conditions that would trigger an impairment assessment include material adverse changes in operations or our decision to abandon acquired products, services or technologies. Measurement of fair value would be based on discounted cash flows at our incremental borrowing rate and would include a factor for the probability that the impaired product, service or technology would be successful. To date, no such impairment has occurred.

Stock-Based Compensation

  We account for stock-based awards to employees in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and have adopted the disclosure-only alternative of Statement of Financial Accounting Standards (FAS) No. 123, "Accounting for Stock-Based Compensation".

Advertising Costs

  All advertising costs are expensed as incurred. Advertising costs, which are included in sales and marketing expenses, were $18.3 million, $1.8 million and $0.6 million for the years ended December 31, 1999, 1998 and 1997, respectively.

Software Development Costs

  Costs of software developed internally by us for use in our operations are accounted for under the American Institute of Certified Public Accountants' Statement of Position (SOP) 98-1, "Internal Use Software", which we adopted on January 1, 1999. Under SOP 98-1, we expense costs of research, including pre-development efforts prior to establishing technological feasibility, and costs incurred for training and maintenance. Software development costs are capitalized when technological feasibility has been established and it is probable that the project will be completed and the software will be used as intended. Costs incurred for upgrades and enhancements to our software are capitalized when we believe such efforts result in additional functionality to the software. Capitalized software costs are amortized to expense over the estimated useful life of the software. Capitalized software costs for the year ended December 31, 1999 were not significant. Prior to the adoption of SOP 98-1, substantially all software development costs were recorded in a manner similar to SOP 98-1.

Interest Expense

  Interest expense includes interest on convertible debt and capital lease and other obligations of $15.8 million, $2 million and $.2 million for the years ended December 31, 1999, 1998 and 1997, respectively.

Income Taxes

  Income taxes are computed using the asset and liability method, under which deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Effect of New Accounting Standards

  In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met in order to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Although we have not fully assessed the impact of adopting SAB 101 on our financial position and results of operations in 2000 and thereafter, we do not expect the effect, if any, to be material.

  In June 1998, the Financial Accounting Standards Board issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires that entities recognize all derivatives in the balance sheet at fair value and record gains and losses resulting from changes in fair value according to the purpose of the derivative and whether it qualifies as a hedge. The effective date of this Statement was delayed by the issuance of FAS 137 to fiscal years beginning after June 15, 2000, with earlier application encouraged. We expect to adopt this Statement effective January 1, 2001 and do not anticipate that its adoption will have a significant effect on our financial position or results of operations.

2. Calculation of Net Loss Per Share

  Net loss per share is computed using the weighted average number of common shares outstanding. The computation for the period ended December 31, 1997 also gives pro forma effect to the conversion, in connection with our initial public offering in July 1997, of all outstanding shares of convertible preferred stock into shares of common stock. Since we have a net loss for all periods presented, net loss per share on a diluted basis is equivalent to basic net loss per share because the effect of converting outstanding stock options, warrants, common stock subject to repurchase, convertible debt, preferred stock and other common stock equivalents would be anti-dilutive.

  The computation of basic and diluted net loss per share is as follows (in thousands, except per share data):

                                                                                    Year Ended December 31,
                                                                      ---------------------------------------------------
                                                                           1999              1998              1997
                                                                      ---------------   ---------------   ---------------
Net loss...........................................................      $(1,457,638)        $(144,179)         $(55,717)
                                                                         ===========         =========          ========
Weighted average shares of common stock outstanding................          322,456           240,108            35,030
Less: weighted average shares of common stock subject
  to repurchase....................................................           (6,015)          (11,629)          (18,448)
Pro forma common equivalent shares from convertible
  preferred stock..................................................               --                --           190,504
                                                                         -----------         ---------          --------
Shares used in per share calculations..............................          316,441           228,479           207,086
                                                                         ===========         =========          ========
Net loss per share--basic and diluted..............................      $     (4.61)        $   (0.63)           $(0.27)
                                                                         ===========         =========          ========

3. Business Combinations

  Our acquisitions include Full Force in November 1998; Narrative in December 1998; Excite in May 1999; iMALL, Webshots and Perspecta in October 1999; Excite Spain in November 1999; and Bluemountain.com in December 1999. All of our acquisitions were accounted for as purchases. Accordingly, the total purchase consideration for each acquisition was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of the acquisition. Goodwill represents the excess of purchase consideration over the fair value of assets, including identifiable intangible assets, net of the fair value of liabilities assumed. Our consolidated financial statements include the results of operations of acquired companies commencing on the date of acquisition.

  Narrative is a provider of advertising solutions for the Internet. The purchase consideration was $93.8 million, comprised of the issuance of 2,410,666 shares of our Series A common stock with an aggregate fair value of $84.2 million, the assumption of stock options to purchase approximately 282,000 shares of our Series A common stock with an aggregate fair value of $9.2 million, and $0.4 million of acquisition costs. Goodwill and intangible assets are being amortized on a straight-line basis over approximately three years.

  Full Force is a developer of set-top applications for interactive television. The purchase consideration was approximately $1.7 million, comprised of the issuance of 76,380 shares of our Series A common stock with an aggregate fair value of approximately $1.6 million and $0.1 million of acquisition costs. Goodwill and intangible assets are being amortized on a straight-line basis over approximately three years.

  Excite offers consumers and advertisers comprehensive Internet navigation services with personalization capabilities and specializes in the delivery of targeted marketing solutions through its subsidiary, MatchLogic. The acquisition was accomplished through a merger of Excite, previously a publicly held company, with and into a wholly-owned subsidiary of our company. The total purchase consideration of approximately $7,231 million was based on: the fair value of our Series A common stock issued; stock option, stock purchase plan and warrant obligations assumed; and merger-related costs. At the closing, we issued 115,438,508 million shares of our Series A common stock with a fair value of approximately $6,051 million as of the announcement date, based on an exchange ratio of 2.083804 shares of our Series A common stock for each outstanding share of Excite common stock, adjusted to reflect the two-for-one split of our common stock on June 16, 1999. We assumed outstanding options to purchase Excite common stock, which were converted into options to acquire approximately 25,714,000 shares of our Series A common stock. The fair value of the assumed options was approximately $1,105 million based on the merger exchange ratio. The converted options are subject to the terms and conditions, including exercisability and vesting schedules, of the original options. We also assumed outstanding warrants and convertible debt instruments under which approximately 232,000 shares of our Series A common stock is issuable, with a fair value of approximately $10 million. In addition, we incurred direct merger costs of approximately $65.4 million, which were included in the purchase consideration. These direct merger costs primarily consisted of investment banking fees, severance and stock compensation to certain employees and other professional fees. Goodwill and intangible assets are being amortized on a straight-line basis over approximately four years.

  iMALL provides integrated e-commerce solutions which allow businesses to create fully commerce-enabled web sites or add transaction capabilities to their existing ones. The purchase consideration of $637.1 million was based primarily on the aggregate fair value of our Series A common stock issued in exchange for shares of iMALL and the obligation to issue our Series A common stock under assumed warrants and stock options: $481.2 million fair value related to 9,319,760 shares issued; $82.8 million fair value related to 2,300,000 warrants issued; $7.4 million fair value related to approximately 159,000 warrants assumed; and $61.5 million fair value related to approximately 1,497,000 stock options assumed. In addition, the purchase consideration included $4.2 million of direct acquisition costs, consisting primarily of investment banking fees. Goodwill and intangible assets are being amortized on a straight-line basis over approximately three years.

  Webshots offers free copyrighted digital photographs over the Internet, viewable with its proprietary software. The purchase price consideration of $83.3 million was comprised of the issuance of 2,050,326 shares of our Series A common stock with an aggregate fair value of $82.5 million and $0.8 million of direct acquisition costs. The resale of 30% of the Series A common stock issued in this acquisition is subject to vesting during the employment of their holders over the 24 months following the acquisition. The $25.0 million aggregate fair value of such restricted stock was allocated to deferred compensation in the purchase price allocation. The deferred compensation is being amortized on a straight-line basis over 24 months. Goodwill and intangible assets are being amortized on a straight-line basis over approximately four years.

  Bluemountain.com provides free online greeting cards. The preliminary purchase consideration of $970 million as of December 31, 1999 was based primarily on a cash payment of $350 million, the issuance of 10,674 shares of our Series A non-voting preferred stock, which may be converted to 10,673,549 shares of Series A Common Stock, with an aggregate fair value of $418.2 million, the assumption of stock options with fair value of $44.7 million under which approximately 3,011,000 shares of our Series A common stock are issuable and $150 million related to performance-based contingent purchase consideration earned in December 1999. In addition, the purchase consideration included $7.2 million of direct acquisition costs, primarily investment banking and legal fees. Each Series A preferred stock issued in the acquisition is convertible into 1,000 shares of Series A common stock at a rate of 500,000 shares of common stock per month during the twelve months following the acquisition, and the remaining shares will become fully convertible after two years. Newly issued unvested stock options assumed in the acquisition were recorded as deferred compensation in the purchase price allocation based on their intrinsic value of $26.1 million. Deferred compensation is amortized as the related stock options vest and become exercisable. We recorded the remainder of stock options assumed in the acquisition at fair value, representing fully vested options and options held by third parties.. The performance-based contingent purchase consideration consisted of up to $300 million in additional shares of Series A common stock and stock options at fair value. The number of additional shares issuable was based on the dollar amount associated with achievement of the performance goals divided by the average price of our Series A common stock during the month of December 1999, the period during which the performance was measured. Based on information available as of December 31, 1999, $150 million of the performance-based consideration was determinable and was recorded as common stock in the consolidated balance sheet. In February 2000, we were able to determine the final amount of performance-based purchase consideration. Based on the average closing price of our Series A common stock during the month of December 1999, we will issue approximately 3,485,000 shares of Series A common stock during the first quarter of 2000 having an aggregate fair value of approximately $150 million. In addition, the purchase agreement requires that we increase the number of shares issuable upon exercise of assumed stock options by approximately 542,000 shares. Goodwill and intangible assets are being amortized on a straight-line basis over approximately four years.

  During the year ended December 31, 1999, we also acquired Perspecta and Excite Espana for a total purchase consideration of $11.1 million consisting of cash payments of $10.8 million and approximately $0.3 million of acquisition costs. Goodwill and intangible assets are being amortized on a straight-line basis over approximately four years.

Allocation of Purchase Consideration

  The purchase consideration was allocated to the acquired assets and assumed liabilities based on fair values as follows (in thousands):

                                      Acquisitions in 1998                             Acquisitions in 1999
                                     ----------------------     ----------------------------------------------------------------
                                                                                                           Blue
                                     Narrative    Full Force       Excite        iMALL      Webshots     Mountain     Others (1)
                                    -----------   ----------    ------------   ----------   ---------    --------     ----------
Cash..............................     $    77            69     $   34,341     $  8,974     $    73     $    611        $   432
Accounts receivable and other                                       233,338                       --                         298
  assets..........................         584            60                         884                    1,204
Property and equipment............         520             5         48,376        3,368          68        3,577             78
Purchased technology..............      22,900           215         94,500       13,200       2,200          800             --
Other identified intangible assets       1,050           101        162,700       35,600      22,800       27,000             --
Goodwill..........................      68,404         1,318      6,729,164      576,500      33,110      912,730         13,560

Purchased in-process research
  and development.................       2,700            58         34,400        1,890         425           --          --
Deferred compensation.............          --            --             --           --      25,000       26,087          --
Liabilities assumed...............      (2,435)         (154)      (105,743)      (3,282)       (378)      (1,986)     (3,308)
                                       -------        ------     ----------     --------     -------     --------     -------
     Total purchase consideration.     $93,800        $1,672     $7,231,076     $637,134     $83,298     $970,023     $11,060
                                       =======        ======     ==========     ========     =======     ========     =======

   /(1)/Includes the acquisitions of Perspecta in October 1999 and Excite Espana in November 1999.

Acquisition-related Amortization

  As a result of our acquisitions during 1999 and 1998, we recorded $8,335 million of goodwill and $249.3 million of other acquisition-related intangible assets. Amortization of goodwill and acquisition-related intangibles was $1,103 million for the year ended December 31, 1999 and insignificant for the year ended December 31, 1998. Accumulated amortization of goodwill and acquisition-related intangibles was $1,103 million as of December 31, 1999. In addition, we recorded $51.1 million of stock-based deferred compensation related to our acquisitions of Bluemountain.com and Webshots. We are amortizing deferred compensation to expense over the vesting terms of the stock-based awards, which range from two to four years. Accumulated amortization of acquisition-related deferred compensation as of December 31, 1999 and the related amortization expense for 1999 was $2.4 million.

Purchased In-Process Research and Development

  The fair value assigned to purchased in-process research and development in the allocation of purchase consideration includes research and development projects for which technological feasibility had not been achieved at the date of acquisition and which had no alternative future use. This allocation of fair value is charged to operations at the date of acquisition, and included $34.4 million for Excite, $1.9 million for iMALL, and $425,000 for Webshots during the year ended December 31, 1999. The charge of $2.8 million in 1998 related primarily to Narrative.

  In order to determine the fair value of purchased in-process research and development, we estimated the date of completion of the research and development effort, assessed the state of such effort at the acquisition date, and calculated the estimated net present value of cash flows expected to result from the successful deployment of the new technology or product resulting from the in-process research and development effort. The state of completion was determined by estimating the costs and time incurred to date relative to the costs and time to be incurred to develop the in-process technology into a commercially viable technology or product. The estimated net present value of cash flows was based on incremental future cash flows from revenues expected to be generated by the technology or products being developed, taking into account the characteristics and applications of the technology or product, the size and growth rate of existing and future markets and an evaluation of past and anticipated technology and product life cycles. Estimated net future cash flows also included allocations of operating costs, sales and marketing, general and administrative expenses, fixed charges, the portion of product development costs related to maintenance and the net impact of income taxes. Estimated net future cash flows were discounted to arrive at a net present value and were allocated to in-process research and development based on the percentage of completion at the date of acquisition. The discount rate included a factor that took into account the uncertainty surrounding the successful development of in-process technology projects.

Other Acquisition-related Costs

  Costs directly associated with our acquisitions that were not capitalized as part of the purchase consideration, primarily resulting from our acquisition of Excite, were $14.3 million for the year ended December 31, 1999; there were no such costs in 1998. Such costs included $8.1 million in employee severance and retention costs, $1.8 million of systems integration costs, $1.4 million of professional fees and $3.0 million in other related costs.

Pro Forma Results of Operations

  The following unaudited pro forma summary represents the consolidated results of operations as if our acquisitions had occurred at the beginning of each of the years presented and includes the amortization of goodwill and other intangible assets and a charge for in-process research and development. Our 1998 acquisitions are already fully reflected in our 1999 results of operations and therefore no pro forma adjustments are made for these acquisitions in 1999. Pro forma shares include a factor for the number of shares of Series A common stock issued or issuable, excluding employee stock options, as if such shares were converted and outstanding at the beginning of each of the years presented. The pro forma summary excludes the results of operations of Perspecta and Excite Espana because they are not material to the consolidated pro forma disclosures (in thousands, except per share data):

                                                                       Year Ended December 31,
                                                                --------------------------------------
                                                                       1999                1998
                                                                ------------------   -----------------
        Pro forma revenues.....................................       $   426,009         $   207,423
                                                                      ===========         ===========
        Pro forma net loss.....................................       $(2,694,301)        $(2,532,646)
                                                                      ===========         ===========
        Pro forma net loss per share - basic and diluted.......       $     (6.90)        $     (6.76)
                                                                      ===========         ===========
        Pro forma shares used in per share calculation - basic
          and diluted..........................................           390,383             374,624
                                                                      ===========         ===========

  The pro forma results of operations are not necessarily indicative of the results that would have occurred if our business combinations had occurred at the beginning of each year presented and are not intended to be indicative of future results of operations.

4. Cash and Cash Equivalents and Short-Term Investments

  Our short-term investments as of December 31, 1999 consist primarily of highly liquid debt instruments with original maturities at the date of purchase of between three and twelve months as well as other highly liquid investments which generally mature in one year or less. Highly liquid short-term investments maturing in 90 days or less at the date of purchase are included in cash and cash equivalents. We have classified all short-term investments as available-for-sale. Available-for-sale securities are carried at amounts that approximate fair market value based on quoted market prices. Realized gains and losses and declines in fair market value judged to be other-than-temporary are included in interest income and were not material during the years ended December 31, 1999, 1998, and 1997. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in interest income.

  The following is a summary of available-for-sale securities (in thousands):

                                                                               December 31,
                                                                      -------------------------------
                                                                           1999             1998
                                                                      --------------   --------------
     Corporate bonds and notes.....................................         $330,759         $280,429
     Market auction preferred stock................................            1,000           98,609
     U.S. government obligations...................................           67,534            8,760
     Money market instruments......................................          100,142              620
     Certificates of deposit.......................................           19,626            9,388
                                                                            --------         --------
             Total available-for-sale securities...................          519,061          397,806
     Less amounts included in cash and cash equivalents............          218,386          279,219
                                                                            --------         --------
     Short-term investments........................................         $300,675         $118,587
                                                                            ========         ========

  Unrealized gains and losses on available-for-sale securities at December 31, 1999 and 1998 were not material. Accordingly, we have not made a provision for such amounts in our consolidated balance sheets.

5. Investments in Affiliated Companies

   Our investments in affiliated companies represent investments of between 20% and 50% in the equity of certain companies in which we do not have majority voting control, including joint ventures formed with various entities for the purpose of expanding the distribution of our @Home broadband and Excite content services internationally. Investments in affiliated companies are accounted for under the equity method. Our equity share of losses in affiliated companies was $9.6 million for the year ended December 31, 1999; we had no equity investments in operating companies in prior years. Condensed financial information of our equity-method investments has not been presented as the financial condition and results of operations of these companies are not material to our consolidated financial statements.

   In general, we have service agreements with affiliated companies under which we have agreed to provide certain consulting services on a cost-plus basis (see
Note 13).

At Home Solutions

   In May 1999, we entered into a joint venture agreement with Motorola, Inc. to form At Home Network Solutions, Inc. ("Solutions"). In July 1999, Cisco Systems, Inc. and General Instrument Corporation also invested in Solutions. As of December 31, 1999, we owned approximately 46% of Solutions and each of Motorola, Cisco and General Instrument owned approximately 18% of Solutions. Solutions offers production, packaging, marketing, distribution and support of our broadband Internet services for delivery by small and medium-sized cable operations to residential, small office and home office customers in the United States. We have an option for a three-year period commencing on April 1, 2002 to purchase the interest owned by each of the other joint venture partners at fair market value. If we do not exercise the purchase option, each joint venture partner will have the right to sell its interest in Solutions to the other partners, and the partners collectively will have the right to require Solutions to register the sale of their interests to the public or collectively to purchase our interest in Solutions for a nominal price.

At Home Australia

   In June 1999, we entered into a joint venture agreement with Optus Vision Pty Ltd. to form At Home Network Australia Pty Ltd. At Home Australia is owned 50% by us and 50% by Optus and will conduct a business consisting of the production, packaging, marketing, distribution and support of our broadband Internet service for delivery to residential, small office and home office customers in Australia. Optus and we may each be required to contribute up to approximately $20 million, or 32 million Australian Dollars, to the joint venture and we have contributed approximately $3.4 million, or 4 million Australian Dollars, during the year ended December 31, 1999. In March 2000, At Home Australia acquired Excite Asia Pacific Pty Ltd and the combined entity was renamed Excite@Home Australia Pty Limited. We have retained our 50% interest in the combined joint venture and remain subject to the contribution requirements under the At Home Australia joint venture agreement.

At Home Japan

   On August 26, 1999, we and Jupiter Telecommunications Co., Ltd. and Sumitomo Corporation entered into a joint venture agreement to form At Home Japan Limited. At Home Japan is indirectly owned 43% by us, 36% by Jupiter and 21% by Sumitomo and will conduct operations in Japan in a similar manner as our joint venture in Australia. The joint venture partners have agreed to contribute up to approximately $74.9 million, or 7.8 billion Yen, based on amounts and timing determined by At Home Japan's board of directors. Our share of this funding obligation is $32.6 million, or 3.4 billion Yen. Under certain circumstances, we may sell up to 50% of our interest in At Home Japan. We issued performance-based warrants to our joint venture partners under which up to 900,000 shares of our Series A common stock may be issuable (see Note 10).

Other Joint Ventures

   We have also formed a joint venture in the Netherlands with a local cable operator and other investors to deliver broadband Internet services. We account for this joint venture under the equity method but have not recorded our equity share of losses in this investment because we have not made any cash contributions and have no obligation to do so in the future.

  In May 1999, in connection with the acquisition of Excite, approximately $21 million of the purchase price was allocated to Excite's affiliated companies based on the fair value of these investments at the date of acquisition, including Excite Japan, Excite Italia, Excite Asia Pacific Pty Ltd., Excite UK Limited, Excite Espana and Excite Canada. We have a 50% interest in all of these joint ventures as of December 31, 1999, except Excite Espana, which became a wholly-owned subsidiary when we purchased our joint venture partner's 50% interest for approximately $2 million in November 1999. Excite Japan is a joint venture with Itochu Corporation and Dai Nippon Printing formed in October 1997 in which we have, as of December 31, 1999, a 50% interest and a related promissory note payable to Itochu for $5 million (see Note 9), which was used to fund a portion of Excite's required capital contribution. We have a 50% equity interest in our remaining Excite joint ventures and have no related cash funding requirements.

6. Other Investments

   As of December 31, 1999, our other investments totaled $273 million, primarily consisting of equity instruments of publicly held companies. We invested approximately $104.7 million during the year ended December 31, 1999 in these equity instruments. In addition, we acquired approximately $60 million of other investments at fair value in connection with the acquisition of Excite in May 1999. During the year ended December 31, 1999, unrealized gains of $88.5 million on other investments in publicly held companies were included in accumulated other comprehensive income.

   In February 1999, we recorded a $12.6 million realized gain on our investment in a privately held company due to its acquisition in a common stock exchange with a publicly traded company.

   We have made cash investments in several companies with which we also have strategic relationships under which we have or expect to earn revenues. Revenues from these companies were $26.1 million and $0.8 million for the years ended December 31, 1999 and 1998, respectively. There were no such revenues in 1997.

7. Property, Equipment and Improvements

   The components of property, equipment and improvements are as follows (in thousands):

                                                                      December 31,                 Estimated
                                                             -------------------------------
                                                                  1999             1998          Useful Lives
                                                             --------------   --------------   -----------------
     Computer equipment and software......................         $206,865          $56,004       3-4 years
     Furniture and fixtures...............................           27,086            7,271        5 years
     Leasehold improvements...............................           36,474            9,628      Lease term
     Land.................................................            5,239               --          n/a
                                                                   --------          -------
       Total property, equipment and improvements.........          275,664           72,903
     Less accumulated depreciation and amortization.......           99,587           23,663
                                                                   --------          -------
       Net property, equipment and improvements...........         $176,077          $49,240
                                                                   ========          =======

   Equipment and improvements include amounts for assets acquired under capital leases, principally computer equipment and software and furniture and fixtures, of approximately $133.5 million and $40 million as of December 31, 1999 and 1998, respectively. Accumulated amortization of these assets was approximately $64.4 million and $15.8 million as of December 31, 1999 and 1998, respectively.

8. Commitments and Contingencies

Facility and Equipment Leases

   We lease certain office facilities under non-cancelable operating leases that expire at various dates through 2014, and which require us to pay operating costs, including property taxes, insurance and maintenance. These facility leases generally contain renewal options and provisions adjusting the lease payments based upon changes in the consumer price index and increases in real estate taxes and operating expenses or in fixed increments. Rent expense is recorded on a straight-line basis over the terms of the leases. We also have obligations under a number of capital equipment leases which generally have terms of 36 months.

   Future minimum lease payments under non-cancelable operating and capital leases having original terms in excess of one year are as follows as of December 31, 1999 (in thousands):

                                                             Operating       Capital
                                                               Leases        Leases
                                                            ------------   -----------
     Year ending December 31,
       2000...............................................      $ 18,026       $37,108
       2001...............................................        18,311        35,499
       2002...............................................        18,946        17,196
       2003...............................................        19,366            --
       2004...............................................        19,916            --
       Thereafter.........................................       144,264            --
                                                                --------       -------
               Total minimum lease payments...............      $238,829        89,803
                                                                ========
     Less amounts representing interest...................                       7,436
                                                                               -------
     Present value of minimum capital lease obligations...                      82,367
     Less current portion.................................                      34,015
                                                                               -------
     Noncurrent portion...................................                     $48,352
                                                                               =======

  We paid expenditures for tenant improvements, primarily related to the exercise of our build-to-suit options under our headquarters facility agreement, of approximately $18.5 million in 1999; additional commitments during 2000 are not significant.

  Facility rent expense amounted to approximately $10.2 million, $3.6 million, and $1.2 million for the years ended December 31, 1999, 1998 and 1997, respectively.

Other Financing Obligations

  As a result of the Excite merger, we assumed obligations related to non-lease equipment financing arrangements secured by specific computer equipment, purchased software and office furniture. Amounts due under these obligations total approximately $4.7 million during 2000 with the significant portion of the remaining $4.2 million due in 2001.

Backbone Agreement

  We have a twenty-year agreement with a major telecommunications company to develop and utilize a high capacity nationwide 15,000-mile fiber optic data communications line, or backbone. In connection with this agreement, we made disbursements of $57 million in 1999 to guarantee backbone capacity and purchase related equipment and are required to make additional payments totaling $45 million in 2000, which will be capitalized as the payments are made. The capitalized amount will be amortized by charges to operations over the term of the agreement or the estimated useful life of the equipment purchased. In addition, we will be required to make additional payments of approximately $5 million per year during the 20-year term of this agreement for connection space, equipment and support and maintenance fees.

Litigation

  Sheldon Pittleman and Ralph Zonies each filed derivative lawsuits on behalf of Excite@Home against AT&T and Messrs. Armstrong, Petrillo, Roberts, Woodrow, Doerr, Hearst, Bell, Malone, Shaw and Jermoluk, who are our directors, in the Court of Chancery of the State of Delaware on October 15, 1999. We are named as a nominal defendant in each complaint. Each complaint alleges breaches of fiduciary duty to Excite@Home and its public stockholders. We have not yet filed responsive pleadings in either matter. Each of Messrs. Pittleman and Zonies seeks an injunction requiring us to alter our corporate governance, including appointing new, unaffiliated directors, as well as payment of monetary damages, costs and attorneys' fees. If we do not prevail in this action, we may be required to alter our corporate governance and pay substantial damages, which could have a material effect on our financial position and results of operations.

  GTE Internetworking Incorporated and GTE Intelligent Network Services Incorporated filed a lawsuit against TCI (now a subsidiary of AT&T), Comcast Corporation and us in the United States District Court for the Western District of Pennsylvania on October 25, 1999. The complaint alleges violations of the federal antitrust laws. GTE is seeking an injunction prohibiting continued performance under our exclusive distribution and sales arrangements with our cable partners, damages (including treble damages), costs and attorneys' fees. We filed an answer to the complaint in this matter on December 15, 1999, which was amended on December 21, 1999, denying the allegations of unlawful conduct in the complaint. If we do not prevail in this action, our cable partners, when providing high speed data transport to residential consumers, may be required to offer the services of other Internet service providers in addition to the @Home service. We may also be required to pay substantial damages. Either of these results could materially affect our financial position and results of operations and could encourage others to initiate litigation on similar legal theories in the future.

   Fred and Roberta Lipschutz, Arthur Simon and John Galley, III, as named plaintiffs, filed a class action against us, AT&T, ServiceCo L.L.C. and entities affiliated with eight other cable companies in the United States District Court for the Central District of California on November 10, 1999. The complaint alleges violations of the federal antitrust laws. The plaintiffs seek an injunction prohibiting the alleged acts, damages (including treble damages), costs and attorneys' fees. We filed an answer to the complaint in this matter on January 21, 2000, denying the allegations of unlawful conduct in the complaint. If we do not prevail in this action, we may be required to pay substantial damages, or we may be forced to alter the way we do business. Either of these results could materially affect our financial position and results of operations and could encourage others to initiate litigation on similar legal theories in the future.

   We cannot give assurance that we will prevail in any litigation. Regardless of the outcome, any litigation may require that we incur significant litigation expenses and may result in significant diversion of management. An unfavorable outcome in any of these matters may have a material adverse effect on our financial position or results of operations.

9. Convertible Debt and Other Liabilities

Convertible Debt

  On December 28, 1998, we issued $437 million of Convertible Subordinated Debentures in a private offering within the United States to qualified institutional investors. The issue price of each $1,000 debenture was $524.64 (52.464% of principal amount at maturity), or approximately $229.3 million. Issuance costs were approximately $6.9 million, resulting in net proceeds to us of approximately $222.4 million. The issuance costs were recorded as other assets and are being amortized by charges to interest expense ratably over the term of the debentures. Each debenture is convertible at the option of the holder at any time prior to maturity, unless redeemed or otherwise purchased, into 13.10 shares of our Series A common stock. The debentures mature on December 28, 2018, and interest on the debentures at the rate of 0.5246% per annum on the $437 million principal amount due at maturity is payable semiannually commencing on June 28, 1999. At our option, we may redeem the debentures beginning in December 2003 for cash equal to the issue price plus accrued original issue discount and accrued interest. The effective annual interest rate on the debentures, including accretion of original issuance discount and amortization of the issuance costs, is approximately 4%. No conversions of these debentures have occurred through December 31, 1999.

   On December 15, 1999, we issued $500 million principal amount of Convertible Subordinated Notes due 2006 in a transaction that was exempt under Section 4(2) of the Securities Act. The proceeds from this issuance were $485.7 million net of issuance costs of $14.3 million. The issuance costs were recorded as other assets and are being amortized by charges to interest expense ratably over the term of the debentures. Each note was issued in denominations of $1,000 or multiples of $1,000 and is convertible into Series A common stock at a conversion price of $56.52 per share. We may redeem these notes on or after December 20, 2002 by giving note holders at least 30 days' notice and paying cash equal to a redemption price which decreases ratably from 102.7% of the principal balance in December 2003 to 100% of the principal balance in December 2006, plus accrued interest. The notes bear interest at an annual rate of 4.75% and mature on December 15, 2006. The net proceeds from the offering were used to finance the $350 million cash component of the purchase price of Bluemountain.com and the remainder is intended for working capital and general corporate purposes. No conversions of these notes have occurred through December 31, 1999.

Promissory Note

   Through our acquisition of Excite, we assumed a convertible promissory note issued by Excite to Itochu Corporation and certain affiliated entities for the principal amount of $5 million, which is included in other liabilities in the consolidated balance sheet as of December 31, 1999. The note matures on October 27, 2002 and bears interest at the London Interbank Offer Rate plus 1%, resulting in an interest rate of approximately 7.14% as of December 31,

1999. The unpaid principal amount at the date of maturity is convertible, at the option of the note holder, into shares of Series A common stock at a conversion price equal to the average closing price of the stock for the 30 day trading period preceding the conversion. In addition, we may elect to prepay these notes at any time by converting them to common stock using the same exchange ratio.

Term Loan Agreement

   We have available a $15 million term loan agreement with a bank to finance the acquisition of property, equipment and improvements, and to collateralize letters of credit. At our option, borrowings under this term loan bear interest either at the Bank's prime rate or at LIBOR plus 2.5%. Under the terms of the term loan, we are required to meet certain financial covenants. These covenants were met as of December 31, 1999. The term loan expires in October 19, 2002.

   As of December 31, 1999, there were no borrowings under this term loan although there were outstanding letters of credit in the amount of $2.4 million issued as security deposits on real property leases.

10. Stockholders' Equity

   Unless otherwise indicated, all share and per share data have been adjusted to reflect our two-for-one stock split effective June 1999.

Common Stock

   On July 11, 1997, we completed our initial public stock offering and issued 20,700,000 shares (including 2,700,000 shares issued in connection with the exercise of the underwriters' over-allotment option) of our Series A common stock to the public at a price of $5.25 per share. We received net proceeds of approximately $99,800,000 in cash. Concurrent with the initial public offering, each share of preferred stock converted to common stock on a 20-for-1 basis. Shares of Series AT, AX, AM, and C preferred stock converted into 129,949,200 shares of Series A common stock. Shares of Series T preferred stock converted into 30,800,000 shares of Series B common stock. Shares of Series K preferred stock converted into 29,755,320 shares of Series K common stock.

   Common stock consisted of the following as of the dates indicated:

                                                                                     Shares Issued
                                               Shares Authorized                    and Outstanding
                                                At December 31,                     At December 31,
                                        --------------------------------   ---------------------------------
     Series                                  1999             1998              1999              1998
     ------                             --------------   ---------------   ---------------   ---------------
     A...............................      683,700,000       400,000,000       351,954,355       210,526,320
     B...............................       30,800,000        30,800,000        30,800,000        30,800,000
     K...............................        5,219,414        29,755,320         2,000,000         5,219,414
                                           -----------       -----------       -----------       -----------
                                           719,719,414       460,555,320       384,754,355       246,545,734
                                           ===========       ===========       ===========       ===========

   During the year ended December 31, 1999, our Board of Directors authorized and our stockholders approved an increase in the authorized number of shares of Series A common stock from 400,000,000 shares to 683,700,000 shares and a decrease in the number of authorized shares of Series K common stock from 29,755,320 shares to 5,219,414 shares.

   The holders of Series A, B and K common stock have one, ten and one vote(s) per share, respectively. Each share of Series B and K common stock is convertible into one share of Series A common stock at the option of the holders. During the years ended December 31, 1999 and 1998, 3,219,414 and 24,535,906 shares, respectively, were converted by holders of Series K common stock to Series A common stock. There were no such conversions during the year ended December 31, 1997.

   As of December 31, 1999, AT&T controlled approximately 56% of our voting power as a result of its ownership in Series A and Series B common stock. The Series B common stock ownership gives AT&T the right to elect five Series B directors, one of which is designated by Comcast and one of which is designated by Cox. So long as AT&T owns at least 15,400,000 shares of our Series B common stock and holds a majority of our voting power, our board may take action only if approved by the board and by at least 75%, or four of the five, of our Series B directors. As a result, corporate actions generally require the approval of AT&T's three Series B directors and one, or in some cases both, of the directors designated by Comcast and Cox. Therefore, Comcast and Cox, acting together, may veto any board action.

Preferred Stock

  Our Board of Directors is authorized, subject to any limitation prescribed by Delaware law, to issue, from time to time, in one or more series, up to 9,650,000 shares of preferred stock, with such designation, preferences and relative, participating, optional or other special rights, and qualifications, limitations or restrictions thereof, as shall be stated and expressed in a Board resolution or resolutions providing for the issue of such series without any further vote or action by the stockholders. The Board may authorize the issuance of such preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of common stock. Thus, the issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of our company.

  We issued 10,674 shares of Series A non-voting preferred stock, which may be convertible into 10,673,549 shares of Series A common stock, in connection with the acquisition and merger of Hartford House, Ltd. and Bluemountain.com. Each share of Series A preferred stock is convertible into 1,000 shares of Series A common stock at a rate of 500 shares of Series A preferred stock per month during the first 12 months following the acquisition, with the remainder convertible 24 months after such date. Preferred stock converted during the first 12 months may be accelerated under certain circumstances, including the charitable contribution of such shares. No shares of preferred stock were issued or outstanding as of December 31, 1998.

Stock Purchase Agreements

  During 1996, we entered into stock purchase agreements with certain employees, officers, directors and consultants under which we issued 15,054,000 shares of Series A common stock at prices ranging from $0.01 to $0.05 per share, and 100,000 shares of Series K preferred stock at $5.00 per share. Proceeds from the issuance of the restricted stock were received in the form of cash or five-year secured promissory notes bearing interest at a rate of approximately 5.9% per annum. Certain of the agreements provide that the unvested shares are subject to repurchase by us upon termination of employment at the original price paid for the shares. The shares generally vest at the rate of 25% after one year and ratably on a monthly basis for three years thereafter. During the year ended December 31, 1997, we repurchased 1,038,700 shares pursuant to such agreements; there were no shares repurchased under these agreements during the years ended December 31, 1999 and 1998. As of December 31, 1999, 1,250,806 shares were subject to repurchase.

Warrants

Lessor Warrants

  In October 1996, we issued a warrant to our facilities lessor that gives the lessor the right to purchase 400,000 shares of Series A common stock for $7.50 per share. The warrant is exercisable for a five-year period beginning in October 1997. We deemed the warrant to have insignificant fair value at the time of issuance. During the years ended December 31, 1999 and 1998, the lessor acquired 29,328 and 191,812 shares, respectively, through net exercises under the terms of the warrant. As of December 31, 1999, 48,712 shares remained available for issuance under this warrant.

Series C Warrants

  In April 1997, we issued warrants to purchase 4,000,000 shares of Series C preferred stock at a price of $5.00 per share to Rogers Cablesystems Limited and Shaw Cablesystems Ltd., our primary cable partners in Canada that were Series C preferred stock investors prior to our initial public offering. The warrants are exercisable beginning June 2004, or earlier subject to certain performance standards being met by the cable system operators as specified in the agreement. We deemed the warrants to have insignificant fair value at the time of issuance. During the year ended December 31, 1999, the holders of these warrants acquired 1,904,708 shares through net exercises under the terms of these warrants. As of December 31, 1999, approximately 85,000 warrants were exercisable.

Intel Warrants

   In July 1997, we issued a warrant to Intel Corporation in connection with a development agreement that gives Intel Corporation the right to purchase 200,000 shares of Series A common stock for $5.00 per share. The shares exercisable under this warrant vest 25% on the six-month anniversary of the agreement and the remainder vests monthly for two years thereafter. The warrant is exercisable through September 2002. In September 1997, we issued, in an amendment to the development agreement, a second warrant that gives Intel Corporation the right to purchase an additional 200,000 shares of Series A common stock for $10.50 per share. The shares exercisable under this second warrant vest on an accelerated basis from September 2004 or earlier, subject to certain performance standards being met by Intel, as specified in the amended development agreement. In September 2004, all unvested shares will automatically vest. We deemed the warrants to have insignificant fair value at the time of issuance. No shares have been issued under these warrants through December 31, 1999. As of December 31, 1999, 266,667 warrants were exercisable.

Warrants Subject to Distribution Agreements

  Cablevision

  In October 1997, we entered into a contract with Cablevision Systems Corporation, and its parent, CSC Parent Corporation, Comcast Corporation, Cox Enterprises, Inc., Kleiner, Perkins, Caufield & Byers and Tele-Communications, Inc. This agreement provides that Cablevision will enter into a master distribution agreement for the distribution of our @Home service on substantially the same terms and conditions as TCI, Comcast and Cox. Although Cablevision is subject to certain exclusivity obligations that prohibit it from obtaining high-speed (greater than 128 kilobits per second) residential consumer Internet services from any source other than us, Cablevision is under no obligation to upgrade its cable systems to two-way cable infrastructure and is under no affirmative obligation to roll out, market, promote or carry any of our services. The exclusivity obligations in our favor expire in June 2002, and may be terminated sooner under certain circumstances. These exclusivity obligations also are subject to exceptions that would permit Cablevision to engage in certain activities which could compete, directly or indirectly, with our activities in certain markets.

  The Agreement provides for the issuance to Cablevision and CSC Parent of a warrant to purchase 15,751,568 shares of our Series A Common Stock at an exercise price of $0.25 per share. The warrant was immediately exercisable, subject to the receipt of all necessary governmental consents or approvals. During the year ended December 31, 1997, we recorded $172.6 million as distribution agreements in the consolidated balance sheets representing the fair value of the warrant, and we are amortizing the amount ratably over 56 months, the remaining term of the exclusivity obligations at the time the warrant became exercisable.

  The agreement with Cablevision provides for the issuance of an additional warrant to Cablevision and CSC Parent to purchase up to 6,142,304 shares of our Series A common stock at an exercise price of $0.25 per share under certain conditions. This contingent warrant was not immediately exercisable and becomes exercisable as and to the extent certain cable television systems are transferred from TCI and its controlled affiliates to CSC, CSC Parent or their controlled affiliates. During the year ended December 31, 1998, the contingent warrant became exercisable for 4,711,028 shares of Series A common stock or $74.5 million at fair value. No further shares became exercisable under the contingent warrant during the year ended December 31, 1999. We capitalized the fair value of the contingent warrant as distribution agreements in the consolidated balance sheets and we are amortizing the amount ratably over 51 months, the remaining term of the exclusivity obligations at the time the contingent warrant became exercisable.

  For the years ended December 31, 1999, 1998, and 1997, amortization of intangible assets under the exclusive provisions of this distribution agreement was $54.5 million, $51.6 million, and $9.2 million, respectively. As of December 31, 1999 and 1998, accumulated amortization of the cost of the distribution agreement totaled $115.3 million and $60.8 million, respectively. No shares have been issued under exercises of either the warrant or contingent warrant through December 31, 1999.

  Other cable system operators

  At various dates during the years ended December 31, 1999 and 1998, we issued performance-based warrants to certain other cable system operators as part of the execution of exclusive distribution agreements over the cable systems of these operators. Warrants to purchase up to 2,587,700 and 10,544,200 shares of Series A common stock were issued during 1999 and 1998, respectively, at an exercise price of $5.25 per share. We also issued additional warrants to a cable operator in March 1999 to purchase up to 3,600,000 shares of Series A common stock at an exercise price of $23.13 per share under a similar arrangement. As a result of changes in ownership during 1999 of certain cable systems covered by warrants with a $5.25 exercise price, warrants to purchase 537,660 shares of Series A common stock were canceled. During the year ended December 31, 1999, warrants to purchase 4,381,728 shares became exercisable as a result of the cable system operators meeting certain system upgrade and subscriber performance milestones. As the warrants became exercisable, we recorded $206 million as distribution agreements in our consolidated balances sheets representing the fair value of exercisable warrants, and we are amortizing the amount ratably over the remaining terms of the exclusive distribution agreements, which expire at various times in 2004. Amortization under these distribution agreements during the year ended December 31, 1999, and the related accumulated amortization as of December 31, 1999, was $22.9 million. Exercises of warrants resulted in the net issuance of 441,080 shares during the year ended December 31, 1999; there were no issuances in prior years.

Cable System Operator Performance Warrants

  In February 1998, we issued performance-based warrants to Rogers Cablesystems Limited and Shaw Cablesystems Ltd. to purchase up to 10,000,000 shares of Series A common stock, respectively, at an exercise price of $5.25 per share. Warrants to purchase 5,471,879 and 1,839,536 shares of common stock became exercisable when Rogers and Shaw met certain subscriber performance milestones during the years ended December 31, 1999 and 1998, respectively. We recorded non-cash charges to operations for the fair value of these warrants of $213.1 million and $49.8 million during the years ended December 31, 1999 and 1998, respectively. Exercises of warrants resulted in the net issuance of 3,044,534 shares during the year ended December 31, 1999; there were no issuances in prior years.

Warrants Issued to Joint Venture Partners

  In April 1999, we issued performance-based warrants to partners in our At Home Japan joint venture to purchase up to 900,000 shares of Series A common stock at an exercise price of $32.50. These warrants become exercisable based on the achievement of certain system upgrade, subscriber and other performance milestones by the joint venture partners. Warrants to purchase 100,000 shares of common stock became exercisable during the year ended December 31, 1999 when one of the joint venture partners met certain of these performance milestones. We recorded $2.1 million as an additional non-cash investment in the joint venture based on the fair value of the exercisable warrants. None of these warrants have been exercised as of December 31, 1999.

Excite Warrants

  As a result of our merger with Excite in May 1999, we assumed warrants that Excite had issued to Netscape to purchase, on a converted basis, 150,886 shares of Series A common stock at an exercise price of $66.28 per share. These warrants are exercisable until April 30, 2001 and were fully vested at the date of the acquisition of Excite. We also assumed other fully-vested warrants to purchase 8,696 shares, on a converted basis, of Series A common stock at an exercise price of $2.76. The purchase price allocation of Excite included an allocation to the fair value of these warrants at the date of acquisition (see
Note 3). None of these warrants have been exercised as of December 31, 1999.

iMALL Warrants

  In our acquisition of iMALL in October 1999, we issued warrants to First Data Corporation to purchase 2,300,000 shares of Series A common stock at an exercise price of $36.96 per share, with a fair value of $82.8 million. In addition, we also assumed warrants to purchase 158,728 shares, on a converted basis, of Series A common stock at an exercise price of $6.96, with a fair value of $7.4 million. All warrants issued and assumed in the iMALL acquisition were exercisable at the date of acquisition and their fair values were included in the allocation of purchase price (see Note 3). None of these warrants have been exercised as of December 31, 1999.

Stock Options

  Our stock option plans provide for incentive stock options, nonqualified stock options and restricted stock awards and bonuses to our employees, directors and consultants. We adopt stock option plans at the discretion of management and the Board of Directors and upon approval by stockholders, if required. We have also assumed the stock option plans of several acquired entities.

Stock Option Plans We Have Adopted

  In January 1996, we adopted the 1996 Incentive Stock Option Plan, and in July 1996, we adopted the 1996 Incentive Stock Option Plan No. 2. These plans adopted in 1996 provide for incentive stock options, as defined by the Internal Revenue Code, to be granted to employees, at an exercise price not less than 100% of the fair value at the grant date as determined by the Board of Directors. The 1996 plans also provide for nonqualified stock options to be issued to nonemployee officers, directors and consultants at an exercise price of not less than 85% of the fair value at the grant date. The options granted under the 1996 plans were exercisable immediately upon issuance and generally have a term of ten years. Upon termination of employment, unvested shares may be repurchased by us at the original purchase price. The repurchase right for vested shares expired upon the completion of the Initial Public Offering. Stock options generally vest at the rate of 25% after one year and ratably on a monthly basis for three years thereafter and are exercisable at the earlier of 90 days after termination or 10 years from the date of grant.

  Our 1997 Equity Incentive Plan was adopted by the Board of Directors in May 1997 and approved by the stockholders in July 1997 as the successor to the 1996 plans. The 1997 plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards and stock bonuses to our employees, directors and consultants. Options under the 1997 plan generally vest at the rate of 25% after one year and ratably on a monthly basis for three years thereafter and are exercisable at the earlier of 90 days after termination or 10 years from the date of grant.

  Our stockholders approved an increase in the total number of shares of Series A common stock reserved for issuance under our equity incentive plans of 17,350,000 in May 1999. As of December 31, 1999, the total number of shares reserved for issuance under the 1997 plan was 68,900,000 less the total number of shares issued or issuable to employees, officers, directors and consultants under restricted stock purchase agreements, the 1996 plans and the 1997 Employee Stock Purchase Plan, discussed below.

Stock Option Plans Assumed Through Mergers and Acquisitions

  Shares issuable under stock option plans assumed in acquisitions are converted to stock options to purchase shares of our Series A common stock based on the respective share exchange ratio in the merger or acquisition. The following summarizes stock options to purchase shares of Series A common stock which were assumed in acquisitions (see Note 3):

                                                               Options
                                                               Assumed
                                                           ---------------
     Assumed during the year ended December 31, 1998:
       Narrative Plans /(1)/............................         1,177,070
     Assumed during the year ended December 31, 1999:
       Excite Plans.....................................        25,713,702
       iMALL Plans......................................         1,497,165
       Hartford House Ltd. Plan (Bluemountain.com)......         3,011,348

   /(1)/ Includes options to purchase 894,600 shares issued to existing Narrative employees on December 30, 1998, the date of Narrative's acquisition.

  As a result of meeting certain performance criteria during the month of December 1999, the number of shares issuable under stock options assumed in the acquisition of Bluemountain.com were increased from 3,011,348 to 3,552,875 during the first quarter of 2000.

  Stock options available for grant under assumed stock option plans are eliminated at the date of acquisition and outstanding options are subject to existing vesting and exercise terms, which are generally similar to options issued under the 1997 plan. However, the vesting schedules of stock options under several of the assumed plans vary. The most significant variations include iMALL stock options that vest at a rate of 33% per year and Hartford House stock options that vest subject to a number of different schedules, the most common of which is 12.5% vesting after six months with the remainder vesting ratably over 42 months. Outstanding stock options under plans assumed in acquisitions are included as options granted in the following table summarizing activity under our stock option plans.

Stock Option Plan Activity

 The following summarizes the activity related to our stock options for the periods indicated:

                                                                         Year ended December 31,
                                                 ------------------------------------------------------------------------
                                                          1999                     1998                     1997
                                                 ----------------------   ----------------------   ----------------------
                                                               Weighted                 Weighted                 Weighted
                                                   Number      Average      Number      Average      Number      Average
                                                     Of        Exercise       Of        Exercise       Of        Exercise
                                                   Shares       Price       Shares       Price       Shares       Price
                                                 -----------   --------   -----------   --------   -----------   --------
Outstanding at beginning of year..............   20,026,590      $16.72    6,116,270      $ 5.13      446,000      $ 0.03
Options granted...............................   50,176,276      $29.24   15,295,304      $20.37   10,316,002      $ 3.15
Options exercised.............................   (5,045,756)     $10.44     (849,106)     $ 3.51   (4,341,172)     $ 0.13
Options cancelled.............................   (5,546,826)     $22.75     (535,878)     $ 9.42     (304,560)     $ 1.89
                                                 ----------               ----------               ----------
Outstanding at end of year....................   59,610,284      $27.23   20,026,590      $16.72    6,116,270      $ 5.13
                                                 ==========               ==========               ==========
Options exercisable at year-end...............   14,846,032      $16.50    3,232,786      $ 3.35    3,283,770      $ 1.27
                                                 ==========               ==========               ==========

  As of December 31, 1999, there were 4,203,991 shares available for grant under our stock option plans. The following table summarizes information about stock options outstanding as of December 31, 1999:

                                   Options Outstanding                Options Exercisable
                        ------------------------------------------   ----------------------
                                           Weighted-
                                            Average       Weighted                 Weighted
       Range                               Remaining      Average                  Average
    Of Exercise           Number          Contractual     Exercise     Number      Exercise
       Prices           Outstanding       Life (Years)     Price     Exercisable    Price
---------------------   -----------       ------------    --------   -----------   --------
$   0.01 --  $   9.22    10,501,448           7.34         $ 3.26     5,762,445     $  2.54
$   9.31 --  $  16.97    10,081,635           8.34         $14.55     3,209,639     $ 14.66
$  17.06 --  $  20.13     5,611,598           9.08         $18.54     1,576,097     $ 18.53
$  20.18 --  $  32.39     9,502,646           9.19         $27.64     2,134,992     $ 26.58
$  32.61 --  $  32.61     9,529,989           9.44         $34.57     1,193,123     $ 34.41
$  36.66 --  $  57.78     8,335,073           9.56         $44.07       247,238     $ 50.36
$  59.47 --  $  76.50     6,047,895           9.30         $62.59       722,498     $ 60.63
                         ----------           ----         ------    ----------     -------
$  0.01  --  $  76.50    59,610,284           8.82         $27.23    14,846,032     $ 16.50
                         ==========                                  ==========

  As of December 31, 1999, shares issued under stock option plans subject to repurchase, based on the original exercise price, at our option in the event of employee terminations consisted of 1,511,035 unvested shares issued pursuant to exercises of stock options. In addition, shares assumed in the acquisition of Excite that were subject to repurchase in the event of employee terminations consisted of 51,205 unvested shares as of December 31, 1999.

  We recorded deferred compensation of $51.1 million during the year ended December 31, 1999 for the deemed fair value of restricted stock issued and newly issued options assumed in connection with acquisitions and we are amortizing these amounts over the vesting terms of the awards, which range from two to four years. The $5.3 million deferred compensation recorded prior to 1999 was related to stock options granted and stock issued under stock purchase agreements prior to our initial public offering in July 1997. These amounts are being amortized on a straight-line basis by charges to operations over the vesting periods of the individual stock options and stock purchase agreements, which are generally four years.

Employee Stock Purchase Plan

  The 1997 Employee Stock Purchase Plan (ESPP) was established in July 1997 to provide employees with an opportunity to purchase our common stock through payroll deductions. We initially reserved 800,000 shares of common stock for issuance to participants and an additional 1,200,000 shares were reserved during the year ended December 31, 1998. Under the ESPP, our employees may purchase, subject to certain restrictions, shares of common stock at the lesser of 85 percent of the fair value at either the beginning of each two-year offering period or the end of each six-month purchase period within the two-year offering period. During the years ended December 31, 1999 and 1998, employees purchased 721,014 and 463,890 shares, respectively. There were no purchases under this plan during the year ended December 31, 1997. As a result of our merger with Excite, we assumed an obligation to issue shares related to outstanding offering periods under Excite's ESPP as of May 28, 1999. Shares purchased by Excite employees under the remaining offering periods of Excite's ESPP are not deducted from the reserve for issuance of shares under our ESPP.

Pro Forma Disclosures of the Effect of Stock-Based Compensation Plans

  Pro forma information regarding results of operations and loss per share is required by FAS No. 123, "Accounting for Stock-Based Compensation." Such pro forma information summarizes our results of operations as if stock-based awards to employees had been accounted for using a valuation method permitted under FAS 123.

  The fair value of our stock-based awards to employees prior to our initial public offering in July 1997 was estimated using the minimum value method. Options granted subsequent to the initial public offering have been valued using the Black-Scholes option pricing model. Among other things, the Black-Scholes model considers the expected volatility of our stock price, determined in accordance with FAS 123, in arriving at an option valuation. The minimum value method does not consider stock price volatility. Further, certain other assumptions necessary to apply the Black-Scholes model may differ significantly from assumptions used in calculating the value of options granted in 1996 and 1997, prior to the initial public offering, under the minimum value method.

  The fair value of our stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

                                                       Options                                          ESPP
                                         ------------------------------------           -------------------------------------
                                                Year ended December 31,                         Year ended December 31,
                                         ------------------------------------           -------------------------------------
                                         1999            1998            1997            1999            1998            1997
                                         ----            ----            ----            ----            ----            ----
     Expected life of options...     4 years         4 years         4 years         6 months        6 months        7 months
     Expected volatility........       0.82            1.00            0.71            0.80            1.00            0.72
     Risk free interest rate....       6.46%           4.69%           6.00%           6.01%           4.50%           5.09%

  The following summarizes our hypothetical results of operations for the periods indicated had we accounted for our stock-based awards in accordance with FAS 123 (in thousands):

                                                         Year ended December 31,
                                            --------------------------------------------------
                                                  1999              1998             1997
                                            ----------------   --------------   --------------
     Net loss as reported................   $   (1,457,638)    $   (144,179)    $     (55,717)
     Pro forma net loss..................   $   (1,583,777)    $   (166,401)    $     (56,746)
     Basic and diluted net loss per share   $        (4.61)    $      (0.63)    $       (0.27)
       as reported.......................
     Pro forma basic and diluted net per    $        (5.00)    $      (0.73)    $       (0.28)
       share -- as adjusted..............

  The weighted-average fair value of options granted during the years ended December 31, 1999, 1998 and 1997 was $28.70, $14.01 and $1.65, respectively. The weighted-average fair value of ESPP rights granted during the years ended December 31, 1999, 1998 and 1997 was $18.80, $2.67 and $1.99, respectively.

11. Retirement Plan

  We have a retirement plan under Section 401(k) of the Internal Revenue Code. Under the retirement plan, participating employees may defer a portion of their pretax earnings up to the Internal Revenue Service annual contribution limit. We may make contributions to the plan at the discretion of the Board of Directors. To date, no such contributions have been made by us.

12. Income Taxes

  Our income tax benefit differs from the income tax benefit determined by applying the U.S. federal statutory rate to the net loss as follows (in thousands):

                                                                    Year ended December 31, 1998
                                                           ----------------------------------------------
                                                                1999            1998            1997
                                                           --------------   -------------   -------------
     Income tax benefit at U.S. statutory rate..........       $(510,173)       $(50,463)       $(19,501)
     Non-deductible amortization........................         388,144              --              --
     Acquisition-related costs..........................          18,305              --              --
     Valuation allowance for deferred tax assets........         103,724          50,463          19,501
                                                               ---------        --------        --------
     Income tax benefit.................................       $      --        $     --        $     --
                                                               =========        ========        ========

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities for federal and state income taxes as of the dates indicated were (in thousands):

                                                                     As of December 31,
                                                               ------------------------------
                                                                    1999            1998
                                                               --------------   -------------
     Deferred tax assets:
       Net operating loss carry forwards....................       $ 169,798        $ 38,394
       Stock options assumed in acquisitions................         269,248              --
       Cost and amortization of distribution agreements.....         168,877          45,078
       Accrued costs and expenses...........................          27,969           6,054
       Deferred revenue.....................................          19,058              --
       Depreciation and amortization........................          12,054           2,462
       Research and development credits.....................           2,248             480
       Capitalized research and development costs...........           4,922              --
     Other..................................................              88              --
                                                                   ---------        --------
     Total gross deferred tax assets........................         674,262          92,468
     Less valuation allowance...............................        (528,065)        (92,468)
                                                                   ---------        --------
          Deferred tax assets...............................         146,197              --
                                                                   ---------        --------
     Deferred tax liabilities:
       Acquisition-related intangibles......................         146,197              --
                                                                   ---------        --------
     Total gross deferred tax liabilities...................         146,197              --
                                                                   ---------        --------
               Net deferred tax assets......................       $      --        $     --
                                                                   =========        ========

  Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, a valuation allowance, in an amount equal to the net deferred tax assets as of December 31, 1999 and 1998 has been established to reflect these uncertainties. The valuation allowance increased by $435.6 million, $59.3 million and $22.3 million for the years ended December 31, 1999, 1998 and 1997, respectively. Approximately $135.4 million of the valuation allowance as of December 31, 1999 is attributable to stock option deductions, the benefit of which will be credited to paid-in capital when realized. Approximately $269.2 million of the valuation allowance as of December 31, 1999 is attributable to deferred tax assets that when realized, will first reduce unamortized goodwill, then other non-current intangible assets of acquired subsidiaries, and then income tax expense.

  As of December 31, 1999, we had net operating loss carryforwards for federal and state tax purposes of approximately $452.6 million and $197.9 million, respectively. We also had research and development credit carryforwards for federal and state tax purposes of approximately $1.1 million and $1.6 million, respectively. These carryforwards will expire beginning in 2002, if not utilized.

  Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operation loss and tax credit carryforwards before utilization.

13. Related Party and Other Significant Transactions

  We are involved in transactions with certain related parties in the ordinary course of business. These related parties include stockholders and certain cable partners with significant investments in our common stock, our joint venture entities and its partners, and our executive officers and members of our Board of Directors.

  Revenues from related parties were $28.8 million, $10.5 million, and $3 million for the years ended December 31, 1999, 1998 and 1997, respectively, and were primarily related to support services such as customer support, local area content development, development of set-top devices and pre-commercial deployment consulting provided to our cable partners with significant investments in our common stock. During 1999, revenues from related parties included $10.5 million related predominantly to consulting and other services rendered to our international joint ventures reimbursed on a cost-plus basis.

  Our agreements with cable partners and communications providers for license and distribution of our services involve significant costs, including payments under the backbone agreement described in Note 8.

  We received financing from several cable partners and other strategic partners prior to our initial public offering in July 1997. We have also issued warrants to cable partners and others in connection with license and distribution agreements as described in Note 10.

14. Segment Reporting

  Since our merger with Excite in May 1999, we operate in two significant business segments, media and advertising services and subscriber network and other services. Revenues for these two segments are reported separately for internal purposes, but costs and expenses, loss from operations, net loss and assets and liabilities are not reported separately for each segment because this information is not produced internally. Our key operating segments are aggregated into the reported business segments based upon how our management organizes and manages our operations. Key operating segments within media and advertising services include content development for our Excite narrowband portal, targeted narrowband and electronic mail advertising services provided by Matchlogic, media-rich advertising services provided by our Enliven service and other advertising and media services provided over our narrowband and broadband portals. Key operating segments within subscriber network and other services include our @Home network engineering, maintenance and customer support services, our @Work services and our set-top box and pre-deployment consulting services. In addition, we have corporate marketing, general and administrative and business development operations which generate no revenues.

  The following represents revenues for our reported business segments (in thousands):

                                                                            December 31,
                                                               --------------------------------------
                                                                  1999          1998          1997
                                                               -----------   -----------   ----------
     Media and advertising services.........................      $203,714       $ 5,444       $  752
     Subscriber network and other services..................       133,241        42,601        6,685
                                                                  --------       -------       ------
          Total consolidated revenues.......................      $336,955       $48,045       $7,437
                                                                  ========       =======       ======

  Revenues from media and advertising services are derived predominantly from customers located within the United States. Revenues from customers located outside the United States, derived primarily from our international joint ventures, were approximately $2.6 million for the year ended December 31, 1999 and were insignificant for the years ended December 31, 1998 and 1997.

  Revenues from subscriber network and other services are derived from customers located outside the United States included approximately $22.6 million, $5.2 million and $0.4 million for the years ended December 31, 1999, 1998 and 1997. Our international customers include our cable partners and their cable customers and joint venture partners located outside of the United States. Approximately 70% of these revenues from customers located outside the United States in each of 1999, 1998 and 1997 consisted of cable subscription fees and other revenues from Canadian customers and the remainder was comprised primarily of pre-deployment consulting services to our joint ventures in Europe, Japan and Australia.

  No individual customer accounted for more than 10% of total revenues during the years ended December 31, 1999, 1998 and 1997.

15. Financial Instruments

  Financial instruments that subject us to concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments and trade accounts receivable. We maintain cash, cash equivalents and short-term investments with domestic financial institutions and broker-dealers with a high credit standing. We perform periodic evaluations of the relative credit standing of these institutions and, if warranted, adjust the investment portfolio maintained with these institutions. Our business involves transactions that arise in trade accounts receivable with companies in various industries throughout the United States as well as international locations. Ongoing credit evaluations of corporate customers and other counterparties are performed to limit credit risk. While trade accounts receivable generally do not require collateral, reserves are maintained for potential credit losses. Credit losses to date have been within management's expectations.

  We use the following methods and assumptions in estimating the fair values of our financial instruments:

  Cash and cash equivalents: The carrying amount reported in the consolidated balance sheets for cash and cash equivalents approximates its fair value as of December 31, 1999 and 1998.

  Short-term investments: The fair values of short-term investments, all of which have been classified as available-for-sale, are based on quoted market prices as reported in the consolidated balance sheets. Thus, the carrying amounts of short-term investments are equal to their fair values as of December 31, 1999 and 1998.

  Accounts receivable and accounts payable: The carrying amounts reported in the consolidated balance sheets for accounts receivable and accounts payable, which are presented net of reserves, approximate their fair value as of December 31, 1999 and 1998.

  Other investments: The fair values of our other investments, which are accounted for as available-for-sale investments, are based on quoted market prices for publicly held securities and the lower of cost or estimated fair value for privately held securities as reported in the consolidated balance sheets. Thus, the carrying amounts of other investments are equal to their fair values as of December 31, 1999 and 1998.

  Capital lease and other obligations: We estimate the fair values of our capital lease and other equipment financing obligations based on the implicit interest rates for capital lease obligations we entered into recently compared to the weighted average interest rates in our existing financings. Based on this analysis, the carrying amounts of capital lease and other obligations approximate their fair values as of December 31, 1999 and 1998.

  Convertible debt: The fair values of our convertible debentures and notes are estimated using market rates for similar securities. The $485.7 million carrying amount of convertible debt issued in December 1999 approximates its fair value as of December 31, 1999. The fair value of convertible debt issued in December 1998 is approximately $274 million and the carrying amount is $236.3 as of December 31, 1999; the carrying amount of this convertible debt approximated its fair value as of December 31, 1998.

16. Subsequent Events (Unaudited)

Acquisition of Kendara, Inc.

  On February 20, 2000, we completed our acquisition of Kendara, Inc., a Delaware corporation, for approximately 1.5 million shares of our Series A common stock, 202 shares of our Series B non-voting preferred stock and 1,279 shares of our Series C non-voting preferred stock, which may be converted into 1,299,296 shares of Series A common stock. We also assumed Kendara's outstanding options, which were converted into options to purchase shares of our Series A common stock. The merger consideration is approximately $120 million. Each share of Series B preferred stock is being held in escrow for one year and will automatically convert into 1,000 shares of our Series A common stock upon the expiration of the escrow period. Each share of Series C preferred stock is also convertible into 1,000 shares of our Series A common stock, subject to a vesting schedule and escrow. Kendara is a provider of browser-based marketing services. We accounted for this acquisition as a purchase.

Announcement of Work.com Joint Venture

  On February 22, 2000, we entered into a preliminary agreement with Dow Jones & Co., Inc. to form a joint venture for the purpose of establishing and operating an Internet site providing news, information and business services to small and medium-sized businesses. Under the agreement, we will contribute to the joint venture approximately $16 million in cash, our Work.com web site including the related technology and certain of our business-related advertising and content relationships, in exchange for a 50% equity interest. Under a separate agreement, we will receive a percentage of the advertising revenues generated by the joint venture over a three-year term up to a total of $31 million. The joint venture will be accounted for as an investment under the equity method.

Quarterly financial information (unaudited)

                                                                                Three months Ended
                                                           -------------------------------------------------------------
                                                             March 31,       June 30,      September 30,   December 31,
                                                               1999            1999            1999            1999
                                                           -------------   -------------   -------------   -------------
                                                              (In thousands, except per share and stock price data)
Total revenue...........................................       $ 25,098       $  70,542       $ 112,562       $ 128,753
Costs and expenses:
  Operating costs.......................................         18,600          29,084          45,260          50,112
  Product development and engineering...................          6,467          11,281          16,834          20,223
  Sales and marketing...................................          7,676          25,274          48,179          49,596
  General and administrative............................          4,103           6,423           9,028          10,722
  Cost and amortization of distribution
    agreements..........................................         15,020          18,703          43,932         214,312
  Amortization of goodwill, intangible assets
    and deferred compensation and other
    acquisition-related costs...........................          6,733         199,451         447,569         503,256
                                                               --------       ---------       ---------       ---------
Total costs and expenses................................         58,599         290,216         610,802         848,221
                                                               --------       ---------       ---------       ---------
Loss from operations....................................        (33,501)       (219,674)       (498,240)       (719,468)
Interest and other income, net..........................          2,811           2,472           2,556           2,414
Investment gain from business combination...............         12,566              --              --              --
Equity share of losses of affiliates....................             --            (742)         (2,876)         (5,956)
                                                               --------       ---------       ---------       ---------
Net loss................................................       $(18,124)      $(217,944)      $(498,560)      $(723,010)
                                                               ========       =========       =========       =========
Basic and diluted net loss per share(1).................       $  (0.08)      $   (0.76)      $   (1.37)      $   (1.93)
                                                               ========       =========       =========       =========
Price range per share(1):
  Low...................................................       $  37.25       $   39.00       $   33.13       $   36.69
  High..................................................       $  81.75       $   99.00       $   59.63       $   59.75

                                                                                Three months Ended
                                                           -------------------------------------------------------------
                                                             March 31,       June 30,      September 30,   December 31,
                                                               1998            1998            1998            1998
                                                           -------------   -------------   -------------   -------------
                                                              (In thousands, except per share and stock price data)
Total revenue...........................................       $  5,773        $  9,220        $ 13,815        $ 19,237
Costs and expenses:
  Operating costs.......................................          8,615          10,098          12,256          15,996
  Product development and engineering...................          3,573           3,891           4,588           4,957
  Sales and marketing...................................          3,500           4,356           4,978           5,257
  General and administrative............................          2,874           2,925           3,112           3,518
  Cost and amortization of distribution
    agreements..........................................         19,534          13,628          13,628          54,595
  Amortization of goodwill, intangible assets
    and deferred compensation and other
    acquisition-related costs...........................             --              --              --           2,758
                                                               --------        --------        --------        --------
Total costs and expenses................................         38,096          34,898          38,562          87,081
                                                               --------        --------        --------        --------
Loss from operations....................................        (32,323)        (25,678)        (24,747)        (67,844)
Interest and other income, net..........................          1,107             906           1,460           2,940
                                                               --------        --------        --------        --------
Net loss................................................       $(31,216)       $(24,772)       $(23,287)       $(64,904)
                                                               ========        ========        ========        ========
Basic and diluted net loss per share/(1)/...............       $  (0.28)       $  (0.22)       $  (0.20)       $  (0.56)
                                                               ========        ========        ========        ========
Price range per share/(1)/:
  Low...................................................       $  10.25        $  14.88        $  11.75        $  17.25
  High..................................................       $  19.06        $  28.63        $  27.47        $  42.38


/(1)/share and per share data have been adjusted to reflect our two-for-one stock split effective June 1999.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

  With the exception of the information specifically stated as being incorporated by reference from our definitive proxy statement for our 2000 annual stockholders' meeting in Part III of this annual report, our proxy statement is not to be deemed as filed as part of this annual report. In the event we do not file the definitive proxy statement for our 2000 annual stockholders' meeting by April 29, 2000, we will amend this annual report to include information for the following items.

Item 10. Directors and Executive Officers of Registrant

  Directors and Executive Officers. The information concerning our directors required by this item, which will be set forth in the section entitled "Proposal No. 1 -- Election of Directors" of our definitive proxy statement for our 2000 annual stockholders' meeting, is incorporated into this annual report by reference. The information concerning our executive officers required by this item, which will be set forth in the section entitled "Executive Officers" of our definitive proxy statement for our 2000 annual stockholders' meeting, is incorporated into this annual report by reference.

  Compliance With Section 16(a) of the Exchange Act. Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of our Series A common stock, to file initial reports of beneficial ownership and reports of changes in beneficial ownership with the Commission. These persons are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us and written representations from these persons, we believe that all Section 16(a) filing requirements were met during 1999.

Item 11. Executive Compensation

  The information required by this item, which will be set forth in the sections entitled "Executive Compensation" and "Proposal No. 1 -- Election of Directors" of our definitive proxy statement for our 2000 annual stockholders' meeting, is incorporated into this annual report by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The information required by this item, which will be set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" of our definitive proxy statement for our 2000 annual stockholders' meeting, is incorporated into this annual report by reference.

Item 13. Certain Relationships and Related Transactions

  The information required by this item, which will be set forth in the section entitled "Certain Transactions" of our definitive proxy statement for our 2000 annual stockholders' meeting, is incorporated into this annual report by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a) The following documents are filed as part of this annual report:

    1. Financial Statements. See Index to Financial Statements at Item 8 on page __ of this annual report.

    2. Financial Statement Schedules.

      Schedule II--Valuation and Qualifying Accounts

                                                            As of December 31,
                                                 ----------------------------------------
                                                     1999          1998          1997
                                                 ------------   -----------   -----------
     Allowance for doubtful accounts:
       Balance at beginning of period.........       $   252       $     --      $     --
         Acquired allowance...................         1,705             19            --
         Bad debt expense.....................         3,203            190            --
         Write-offs, net of recoveries........        (1,706)            43            --
                                                     -------          -----      --------
       Balance at end of period...............       $ 3,454          $ 252      $     --
                                                     =======          =====      ========

      Omitted schedules are not applicable or the required information is shown in the consolidated financial statements and notes thereto.

    3. Exhibits. The following exhibits are filed as part of, or are incorporated by reference into, this annual report:

                                                                                      Incorporated by Reference
Exhibit                                                                              ---------------------------             Filed
Number                                Exhibit Description                         Form     File No.  Exhibit  Filing Date   Herewith
-----                                 -------------------                         ----    ---------  -------  -----------   --------
2.01   Agreement and Plan of Merger, dated December 17, 1998, among the            8-K        --        2.1    01/14/99
       Registrant, Transitory Corporation and Narrative Communications Corp.

2.02   Agreement and Plan of Reorganization, dated January 19, 1999, among the     S-4     333-77151    2.01    04/27/99
       Registrant, Countdown Acquisition Corp. and Excite, Inc.

2.03   Agreement and Plan of Merger, dated as of July 12, 1999, among the          13D        --        99.A    08/02/99
       Registrant, Shop Nevada, Inc. and iMALL, Inc.

2.04   Agreement and Plan of Merger, dated October 27, 1999, between the                                                      X
       Registrant and Webshots Corporation.

2.05   Agreement and Plan of Merger, dated October 23, 1999, between the           10-Q       --        2.01    11/15/99
       Registrant and Hartford House, Ltd.

3.01   Fifth Amended and Restated Certificate of Incorporation of the              S-8     333-79883    4.01    06/03/99
       Registrant, filed with the Delaware Secretary of State on May 28, 1999.

3.02   Second Amended and Restated Bylaws of the Registrant, as adopted on         S-1     333-27323    3.05    06/20/97
       July 16, 1997.

3.03   Certificate of Designation of Series A non-voting convertible preferred                                                X
       stock of the Registrant, filed with the Delaware Secretary of State on
       December 13, 1999.

3.04   Certificate of Designation of Series B non-voting convertible preferred     S-3     333-31530    4.04    03/02/00
       stock of the Registrant, filed with the Delaware Secretary of State on
       February 9, 2000.

3.05   Certificate of Designation of Series C non-voting convertible preferred     S-3     333-31530    4.05    03/02/00
       stock of the Registrant, filed with the Delaware Secretary of State on
       February 9, 2000.

4.01   Form of certificate of the Registrant's Series A common stock.              S-1     333-27323    4.05    03/31/99

                                                                                      Incorporated by Reference
Exhibit                                                                              ---------------------------             Filed
Number                                Exhibit Description                         Form     File No.  Exhibit  Filing Date   Herewith
-----                                 -------------------                         ----    ---------  -------  -----------   --------
  4.02       Indenture, dated December 28, 1998, between the Registrant and        10-K       --       10.38    03/31/99
             State Street Bank and Trust Company of California, N.A., as trustee
             (contains form of note).

  4.03       Registration Rights Agreement, dated December 28, 1998, between the   10-K       --       10.39    03/31/99
             Registrant and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner &
             Smith Incorporated, Morgan St Goldman and Sachs & Co.

  4.04       Indenture, dated as of December 1, 1999, by the Registrant to State   S-3    333-32228     4.03    03/10/00
             Street Bank and Trust Company of California, N.A., as trustee
             (contains form of note).

  4.05       Registration Rights Agreement, dated December 1, 1999, between the    S-3    333-32228     4.04    03/10/00
             Registrant and Morgan Stanley & Co. Incorporated, Goldman Sachs &
             Co., Deutsche Bank Securities Inc., Donaldson Lufkin & Jenrette
             Securities Corporation, Hambrecht & Quist LLC and BancBoston
             Robertson Stephens Inc.

  4.06       Third Amended and Restated Registration Rights Agreement, dated       S-1    333-27323     4.01    05/16/97
             April 11, 1997, among the Registrant and the parties indicated
             therein.

  4.07       Amended and Restated Stockholders' Agreement, dated August 1, 1996,   S-1    333-27323     4.04    06/20/97
             among the Registrant and the parties indicated therein, as amended on May 15, 1997.

  4.08       Letter Agreement and Term Sheet, dated as of October 2, 1997 and      8-K       --        10.01    10/22/97
             amended as of October 10, 1997, among the Registrant, Cablevision
             Systems Corporation, CSC Parent Corporation, Comcast Corporation,
             Cox Enterprises, Inc., Kleiner Perkins Caufield & Byers and Tele-
             Communications, Inc.

  4.09       Letter Agreement, dated April 7, 1999, among the Registrant,           AT&T      --         13     04/13/99
             AT&T Corp., Tele-Communications, Inc., Cox Communications,             13D
             Inc. and Cox@Home, Inc.

  9.01       Voting Agreement, dated April 11, 1997 among the Registrant,           S-1   333-27323     9.01    05/16/97
             TCI Internet Holdings, Inc., Comcast PC Investments, Inc.,
             Cox Teleport Providence, Inc., Rogers Cablesystems Limited
             and Shaw Cablesystems Ltd.

  10.01      Form of Indemnification Agreement between the Registrant and           S-1   333-27323    10.09    05/16/97
             each of its directors and executive officers.*

  10.02      Description of the Registrant's 1998 Executive Incentive Plan.*        10-K      --       10.13    02/19/99

  10.03      At Home Corporation 1996 Incentive Stock Option Plan.*                 S-1   333-27323    10.10    05/16/97

  10.04      At Home Corporation 1996 Incentive Stock Option Plan No. 2.*           S-1   333-27323    10.11    05/16/97

  10.05      At Home Corporation 1997 Equity Incentive Plan, amended as of          S-8   333-81477     4.05    06/24/99
             April 16, 1999.*

  10.06      At Home Corporation 1997 Employee Stock Purchase Plan, amended         S-8   333-60037     4.08    07/28/98
             as of May 13, 1998.*

  10.07      At Home Corporation 2000 Equity Incentive Plan and forms of            S-8   333-31532     4.06 -  03/02/00
             related agreements.*                                                                       4.09

                                                                                      Incorporated by Reference
Exhibit                                                                              ---------------------------             Filed
Number                                Exhibit Description                         Form     File No.  Exhibit  Filing Date   Herewith
-----                                 -------------------                         ----    ---------  -------  -----------   --------
  10.08      Narrative Communications Corp. 1998 Equity Incentive Plan, assumed    S-8    333-81477     4.04    06/24/99
             by the Registrant as of December 30, 1998.*

  10.09      Narrative Communications Corp. 1995 Stock Option Plan, assumed by     10-K       --       10.12    02/19/99
             Registrant as of December 30, 1998.*

  10.10      Excite, Inc. 1995 Equity Incentive Plan.*                             Excite 333-2328-LA           03/11/96
                                                                                    SB-2

  10.11      Excite, Inc. 1996 Equity Incentive Plan.*                             Excite 333-59329     4.04    07/17/98
                                                                                    S-8
  10.12      Excite, Inc. 1996 Directors Stock Option Plan.*                       Excite 333-2328-LA           03/11/96
                                                                                    SB-2

  10.13      Excite, Inc. 1996 Employee Stock Purchase Plan.*                      Excite 333-59329     4.05    07/17/98
                                                                                   S-8

  10.14      Classifieds2000, Inc. 1996 Stock Option Plan.*                        Excite 333-52001     4.04    05/07/98
                                                                                   S-8

  10.15      MatchLogic, Inc. 1997 Equity Compensation Plan.*                      Excite 333-46591     4.03    02/19/98
                                                                                   S-8

  10.16      Netbot, Inc. 1996 Stock Option Plan.*                                 Excite 333-41523     4.04    12/05/97
                                                                                   S-8

  10.17      Throw, Inc. 1996 Stock Option Plan.*                                  Excite 333-52001     4.03    05/07/98
                                                                                   S-8

  10.18      iMALL, Inc. 1997 Stock Option Plan.*                                  iMALL  333-52905     4.1     05/15/98
                                                                                   S-8

  10.19      iMALL, Inc. 1999 Stock Option Plan.*                                  S-8    333-90327     4.04    11/04/99

  10.20      Hartford House, Ltd. Amended and Restated 1999 Stock Option/Stock     S-8    333-93339     4.03    12/22/99
             Issuance Plan.*

  10.21      Kendara, Inc. 1999 Stock Plan and forms of related agreements.*       S-8    333-31532     4.03-   03/02/00
                                                                                                        4.05

  10.22      Employment Letter Agreement, dated July 19, 1996, between the         S-1    333-27323    10.19    05/16/97
             Registrant and Thomas A. Jermoluk.*

  10.24      Restricted Stock Purchase Agreement, dated July 31, 1996, between     S-1    333-27323    10.14    05/16/97
             the Registrant and Thomas A. Jermoluk for the purchase of Series A common stock.*

  10.25      Restricted Stock Purchase Agreement, dated July 31, 1996, between     S-1    333-27323    10.15    05/16/97
             the Registrant and Thomas A. Jermoluk for the purchase of Series K preferred stock.*

  10.26      Amendment of Employment Agreement, dated November 23, 1999, between                                                X
             the Registrant and Thomas A. Jermoluk.*

  10.27      Employment Agreement, dated as of May 28, 1999, between the                                                        X
             Registrant and George Bell.*

                                                                               Incorporated by Reference
 Exhibit                                                                       -------------------------                  Filed
  Number                    Exhibit Description                           Form    File No.     Exhibit    Filing Date   Herewith
  -----                     -------------------                           -----   --------     -------    -----------   --------
  10.28      Restricted Stock Purchase Agreement, dated July 29,          S-1     333-27323    10.17      05/16/97
             1996, between the Registrant and Ken Goldman for the
             purchase of Series A common stock.

  10.29      Settlement Agreement and General Release, dated June 15,                                                        X
             1999, between the Registrant and Robert Tomasi, Jr.*

  10.30      Option Continuation Agreement, dated June 15, 1999,                                                             X
             between the Registrant and Robert Tomasi, Jr.*

  10.31      Form of Restricted Stock Purchase Agreement and              S-1     333-27323    10.18      05/16/97
             Promissory Note between the Registrant and other
             officers for the purchase of Series A common stock.

  10.32      Term Sheet, dated June 4, 1996, among the Registrant,        S-1     333-27323     10.06     05/16/97
             TCI Internet Holdings, Inc., Kleiner Perkins Caufield &
             Byers VII, KPCB Information Sciences Zaibatsu Fund II,
             KPCB VII Founders Fund, Comcast PC  Investments,
             Inc., and Cox Teleport Providence, Inc.

  10.33      Letter of Agreement, dated May 15, 1997, among               S-1     333-27323     10.20    06/20/97
             Registrant and the parties indicated therein, including as exhibits the Master Distribution Agreement Term Sheet
             and the Term Sheet for Form of LCO Agreement.

  10.34      Term Sheet, dated March 18, 1997, between the                S-1     333-27323     10.06    05/16/97
             Registrant and Shaw Cablesystems Ltd. and Rogers
             Cablesystems Limited.


  10.35      Canadian Purchase Letter Agreement, dated April 11,          S-1     333-27323     4.03      05/16/97
             1997, among the Registrant, Rogers Cablesystems
             Limited and Shaw Cablesystems Ltd.

  10.36      Binding Warrant Term Sheet, dated February 24, 1998,        10-Q        --        10.24      05/15/98
             among the Registrant, Rogers Communications, Inc. and
             Shaw Communications, Inc.

  10.37      Warrant Purchase Agreement, dated October 10, 1997,          8-K        --        10.02      10/22/97
             between the Registrant and Cablevision Systems
             Corporation.

  10.38      Warrant to purchase shares of Series A common stock of       8-K        --        10.03      10/22/97
             Registrant issued to CSC Parent Corporation as of
             October 10, 1997.

  10.39      Contingent warrant to purchase shares of Series A            8-K        --        10.04      10/22/97
             common stock of the Registrant issued to CSC Parent
             Corporation as of October 10, 1997.




                                                                                        Incorporated by Reference
Exhibit                                                                                 -------------------------           Filed
Number                 Exhibit Description                                  Form       File No.    Exhibit   Filing Date   Herewith
------                 -------------------                                  ----       --------    -------   -----------   --------

10.40           Lease, dated October 17, 1996, between the Registrant       S-1        333-27323     10.08    05/16/97
                and Martin/Campus Associated, L.P.

10.41           Build To Suit Lease, dated September 29, 1997, between      10-K          --         10.35    02/19/99
                the Registrant and Martin/ Campus Associates, L.P.,
                (440 Broadway, Redwood City, California).

10.42           Build To Suit Lease, dated September 29, 1997, between      10-Q          --         10.21    05/15/98
                the Registrant and Martin/ Campus Associates, L.P. (425
                Broadway, Redwood City, California).

10.43           Build to Suit Option Agreement, dated October 25, 1996,     10-Q          --         10.22    05/15/98
                between Registrant and Martin/Campus Associates, L.P.,
                and First Amendment to Build to Suit Option Agreement

10.44           Build to Suit Lease, dated July 14, 1998, between           10-K          --         10.36    02/19/99
                Registrant and Martin/Campus Associates, L.P.
                (420 Broadway, Redwood City, California)

10.45           Build to Suit Lease between the                             10-K          --         10.37    02/19/99
                Registrant and Martin/Campus Associates, L.P. (430
                Broadway, Redwood City, California)

10.46           Loan and Security Agreement, dated September 30,            10-Q          --         10.23    11/14/97
                1997, between the Registrant and Silicon Valley Bank.

10.47           Loan Modification Agreement between the Registrant and      10-K          --         10.34    02/19/99
                Silicon Valley Bank

10.48           Master Communications Services Agreement, dated April       S-1        333-27323     10.07    05/16/97
                2, 1997, between the Registrant and Teleport
                Communications Group Inc.

10.49           IRU Capacity Agreement, dated December 19, 1998,            10-K          --         10.33    04/27/99
                between the Registrant and AT&T Corp.

10.50           Form of Amendment Number Two to IRU Capacity                10-Q          --        10.01     11/15/99
                Agreement, dated September 30, 1999, between the
                Registrant and AT&T Corp.

                                                                                        Incorporated by Reference
Exhibit                                                                                 -------------------------           Filed
Number                 Exhibit Description                                  Form       File No.    Exhibit   Filing Date   Herewith
------                 -------------------                                  ----       --------    -------   -----------   --------

  21.01  List of Subsidiaries of the Registrant.                                                                           X

  23.01  Consent of Ernst & Young LLP, Independent Auditors.                                                               X

  24.01  Power of Attorney executed by each officer and director
         (see pg. 90 of this report).                                                                                      X

  27.01  Financial data schedule for the year ended December 31,                                                           X
         1999.

--------------

     * Management contracts or compensatory plans required to be filed as an exhibit to this annual report.

     (b)   Reports on Form 8-K.

     On October 27, 1999, we filed a current report on Form 8-K announcing under
Item 5 that we had entered into an Agreement and Plan of Merger with Hartford House, Ltd., the operator of the Bluemountain.com web site.

     On December 6, 1999, we filed a current report on Form 8-K announcing under
Item 5 that we had issued a press release dated December 3, 1999 with respect to our intention to raise approximately $400 million through a private offering of convertible subordinated notes within the United States to qualified institutional buyers.

     On December 22, 1999, we filed a current report on Form 8-K announcing under Item 2 that we had completed our merger with Hartford House, Ltd., the operator of the Bluemountain.com web site, and announcing under Item 5 that (1) on December 13, 1999 we had completed the private placement of $500 million of 4.75% Convertible Subordinated Notes Due 2006, (2) on December 14, 1999, we issued a press release with respect to the completion of the private placement of the convertible notes, (3) on December 6, 1999, AT&T announced that it would not extend its exclusivity agreement with us, and (4) on November 22, 1999, we announced that our Board of Directors had authorized us to investigate the issuance of a "tracking stock" for our media business.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2000                  AT HOME CORPORATION


                                      By: /s/  Kenneth A. Goldman
                                         --------------------------
                                         Kenneth A. Goldman
                                         Senior Vice President and
                                         Chief Financial Officer

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints George Bell, Kenneth A. Goldman and David
G. Pine, jointly and severally, his attorney in fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this annual report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                        Name                                            Title                            Date
                        ----                                            -----                            ----
 Principal Executive Officer:

               /s/ George Bell                           President, Chief Executive Officer         March 30, 2000
----------------------------------------------------                and Director
               George Bell

 Principal Financial Officer:

               /s/ Kenneth A. Goldman                         Executive Vice President and          March 30, 2000
----------------------------------------------------           Chief Financial Officer
               Kenneth A. Goldman

Chief Accounting Officer:

               /s/ Robert A. Lerner                       Vice President, Chief Accounting          March 30, 2000
----------------------------------------------------      Officer and Corporate Controller
               Robert Lerner

Additional Directors:

               /s/ Thomas A. Jermoluk                                 Chairman                      March 30, 2000
----------------------------------------------------
               Thomas A. Jermoluk

               /s/ William R. Hearst III                              Director                      March 30, 2000
----------------------------------------------------
               William R. Hearst III

                                                                      Director
----------------------------------------------------
               C. Michael Armstrong

               /s/ L. John Doerr                                      Director                      March 30, 2000
----------------------------------------------------
               John L. Doerr

                                                                      Director
----------------------------------------------------
               Ray Liguori

               /s/ John C. Malone                                     Director                      March 30, 2000
----------------------------------------------------
               John C. Malone

                        Name                                            Title                            Date
                        ----                                            -----                            ----
                                                                      Director
----------------------------------------------------
               John C. Petrillo

               /s/ Brian L. Roberts                                   Director                      March 30, 2000
----------------------------------------------------
               Brian L. Roberts

               /s/ Ted Rogers                                         Director                      March 26, 2000
----------------------------------------------------
               Ted Rogers

               /s/ David M. Woodrow                                   Director                      March 30, 2000
----------------------------------------------------
               David M. Woodrow