Form 10-K/A
period 1999-12-31
AT HOME CORP
filed 2000-04-28
CIK 1020620

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                  FORM 10-K/A

                               ----------------

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

                                                         As of February 29, 2000
                                                         -----------------------
Aggregate market value of the voting stock held by non-
 affiliates of the Registrant based on the closing
 price per share as reported on the Nasdaq Stock Market
 on such date(/1/):....................................      $9,870,661,228
Number of shares of Series A Common Stock
 outstanding:..........................................         351,954,355
Number of shares of Series B Common Stock
 outstanding:..........................................          30,800,000
Number of shares of Series K Common Stock
 outstanding:..........................................           2,000,000

--------
(/1/Shares)of common stock held by each executive officer and director and by each person or entity that owns 10% or more of the outstanding common stock have been excluded in that such persons or entities may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              AT HOME CORPORATION

                       1999 ANNUAL REPORT ON FORM 10-K/A

                               TABLE OF CONTENTS

                                                                                                       Page
                                                                                                       ----
                                                            PART I

Item 1.                  Business....................................................................    3
Item 2.                  Properties..................................................................   36
Item 3.                  Legal Proceedings...........................................................   36
Item 4.                  Submission of Matters to a Vote of Security Holders.........................   37

                                                            PART II

Item 5.                  Market for Registrant's Common Equity and Related Shareholder Matters.......   38
Item 6.                  Selected Financial Data.....................................................   39
                           Management's Discussion and Analysis of Financial Condition and Results of
Item 7.                  Operations..................................................................   40
Item 7A.                 Quantitative and Qualitative Disclosures About Market Risk..................   57
Item 8.                  Financial Statements and Supplementary Data.................................   59
                            Changes in and Disagreements With Accountants on Accounting and Financial
Item 9.                  Disclosure..................................................................   93

                                                           PART III

Item 10.                 Directors and Executive Officers of the Registrant..........................   93
Item 11.                 Executive Compensation......................................................   97
Item 12.                 Security Ownership of Certain Beneficial Owners and Management..............  100
Item 13.                 Certain Relationships and Related Transactions..............................  103

                                                            PART IV

                          Exhibits, Financial Statements, Financial Statement Schedule and Reports on
Item 14.                 Form 8-K....................................................................  108

Signatures.............. ............................................................................  114

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

                                 Cable Partners

                                                                               Outside
                         North America                                      North America
       ---------------------------------------------------------            -------------
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

  . ""Always-on" Service. Unlike dial-up Internet access services, the @Home broadband network is "always on." The user has an uninterrupted connection to the Internet as long as his or her computer and cable modem are on. This eliminates the need for a time-consuming connection process, making our content and content on the Internet more readily available and convenient.

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

Risks Related to Excite@Home's Business

We may fail to integrate our business and technologies with the business and technologies of Bluemountain.com and the other companies we have recently acquired or may acquire.

   We have completed several acquisitions recently, including our acquisitions of iMALL, Inc. in October 1999, Bluemountain.com in December 1999 and others. We intend to pursue additional acquisitions in the future. If we fail to integrate these businesses, our quarterly and annual results may be adversely affected. Integrating acquired organizations and products and services could be expensive, time-consuming and a strain on our resources. Risks we could face with respect to acquisitions include:

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

  . the impairment of relationships with employees and customers as a result of the integration of new management personnel.

   In addition, we may be unable to identify future acquisition targets and we may be unable to complete future acquisitions on reasonable terms.

Our @Home 2000 service may experience unforeseen problems as deployment continues, and we may not be successful in integrating other aspects of Excite's Internet services with the @Home service.

   Although we have launched @Home 2000, which integrates the technology platform of the @Home network broadband services with Excite's Internet services, we have not fully integrated these services. In addition, @Home 2000 has not experienced significant traffic to date due to its recent release and we cannot ensure that problems will not occur in widespread deployment. Further integration of the Excite and MatchLogic services with the @Home network broadband platform poses a number of technical challenges, including difficulties associated with providing reliable updating and personalization of content over @Home's broadband services and the difficulties associated with applying the advertising services and targeting technologies of Excite's MatchLogic subsidiary over the @Home broadband services. This is particularly challenging because it is more difficult to provide regularly updated and personalized information from distributed regional data centers, which we rely upon to deliver our broadband services, than it is to deliver services from a central data center, as Excite and MatchLogic currently do, in delivering their narrowband services. We may not be able to achieve the same level of reliability in providing updated and personalized Excite broadband content over the @Home service as we have achieved with the Excite narrowband service.

Recently-acquired businesses may not be successful.

   We have recently acquired companies in an early stage of development and with unproven business models. Acquired features, functions, products or services may not achieve market acceptance.

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

   At Home Corporation was incorporated in March 1995, commenced operations in August 1995, and has incurred net losses in each fiscal period since its inception. As of March 31, 2000, we had an accumulated deficit of $2,361 million, which includes depreciation and amortization, cost and amortization of acquisition-related intangibles and deferred compensation and cost and amortization of distribution agreements of approximately $2,317 million since inception. In addition, we currently intend to increase capital expenditures and operating expenses in order to expand our network, market and provide our broadband services to potential subscribers and expand our international operations. As a result of the acquisitions of Excite, iMALL, Bluemountain.com and other companies, we anticipate that we will incur substantial non-cash charges including those relating to the amortization of goodwill and other intangible assets in future periods. Therefore, we anticipate that we will incur significant net losses for the foreseeable future.

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

   Because of the competitiveness of our market, we believe it is important to introduce additional or enhanced features, products and services in the future in order to differentiate our services and retain our current users and attract new users. Acquiring or developing new features, products and services may require a substantial investment of personnel and financial and other resources. If we introduce a feature, product or service that is not favorably received by our current users, they may not continue using our services as frequently and they may choose a competing service.

   We must also continually enhance our products and services to incorporate rapidly changing Internet technologies. We could incur substantial development costs if we need to modify our products, services or infrastructure to adapt to changes in Internet technologies. Our business could be harmed if we incur significant costs to adapt to these changes. If we cannot adapt to these changes, users may discontinue using our services. Additionally, a new feature, product or service may not gain acceptance with users and we may not achieve a return on our investment.

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

   Moreover, "filter" software programs that limit or prevent advertising from being delivered to a web user's computer are available. Other software programs are able to hide a web user's identify and prevent "cookies" from being written to, or read from, the user's hard drive. Cookies are bits of information keyed to a specific memory location and passed to a web site server through the user's browser software. This software prevents the proper operation of our services, including personalization of the My Excite Start Page and targeted banner advertising. Widespread adoption of software products such as these could reduce the attractiveness of our personalization features and harm the commercial viability of online advertising.

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

   We have made equity investments in many Internet companies, including joint ventures in other countries. In most instances, these investments are in the form of illiquid securities of private companies. These companies typically are in an early stage of development and may be expected to incur substantial losses. Due to recent market volatility, some of these companies may alter plans to go public, and others that have gone public have experienced or may experience significant decreases in the trading prices of their common stock. Our investments in these companies may not yield any return. Furthermore, if these companies are not successful, we could incur charges related to write-downs or write-offs of assets. We also record and continue to record a share of the net losses in some of these companies, up to our cost basis, if they are our affiliates. We intend to continue to invest in illiquid securities of private companies and in joint ventures in the future. Losses or charges resulting from these investments could harm our operating results.

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

   We regard our intellectual property, including our patents, copyrights, trademarks, trade secrets, and similar intellectual property as critical to our success. We rely upon patents, trademark and copyright law, trade secret protection and confidentiality and license agreements to protect our proprietary rights. Effective protection of intellectual property may not be available in every country in which our products and services are available. We cannot guarantee that the steps we have taken to protect our proprietary rights will be adequate.

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

Our substantial leverage and debt service obligations may adversely affect our cash flow.

   We have substantial amounts of outstanding indebtedness, primarily from our convertible subordinated debentures due 2018 and our 4 3/4% convertible subordinated notes due 2006. We may be unable to generate cash sufficient to pay the principal of, interest on and other amounts due in respect of our indebtedness when due. As of March 31, 2000, the total principal amount of our debt outstanding was $942 million. Our substantial leverage could have significant negative consequences, including:

  . increasing our vulnerability to general adverse economic and industry conditions;

  . limiting our ability to obtain additional financing;

  . requiring the dedication of a substantial portion of our expected cash flow from operations to service our indebtedness, thereby reducing the amount of our expected cash flow available for other purposes, including capital expenditures;

  . limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and

  . placing us at a possible competitive disadvantage compared to less leveraged competitors and competitors that have better access to capital resources.

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

We must manage our growth.

   Our growth and recent acquisitions have placed a significant strain on our managerial, operational, and financial resources. For example, we have grown from 570 employees at December 31, 1998 to more than 2,400 employees at March 31, 2000. In addition, we plan to continue to hire additional personnel. To manage our growth, we must continue to implement and improve our operational and financial systems and to expand, train and manage our employee base. Any failure to manage growth effectively could harm our business.

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

   Our future success depends on our ability to attract, retain and motivate highly skilled employees. Competition for employees in the Internet industry is intense, particularly in the Silicon Valley where we are headquartered. Additionally, it is often more difficult to attract employees once a company's stock is publicly traded because the exercise price of equity awards such as stock options are based on the public market, which is highly volatile. We may be unable to attract, assimilate or retain other highly qualified employees in the future. We have from time to time experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. This risk is compounded by the fact that we are controlled by our principal cable partners or by AT&T alone if the transactions contemplated by the agreements with our cable partners become effective, and therefore we may not have the same flexibility as a typical Silicon Valley company to pursue initiatives proposed by management. Furthermore, certain key employees possess marketing, technical and other expertise which is important to the operations of our business, and if these employees leave, we may not be able to replace them with employees possessing comparable skills.

Risks Relating to Excite@Home's Broadband Services

Our broadband business is unproven, and it may not achieve profitability.

   The profit potential of our broadband business model is unproven and our broadband services may not achieve widespread consumer or commercial acceptance. We have had difficulty predicting whether the pricing models or revenue sharing arrangements with our cable partners for our broadband services will prove to be viable, whether demand for our broadband services will continue at the prices our cable partners charge for our broadband services, or whether current or future pricing levels will be sustainable. If these pricing levels are not achieved or sustained or if our broadband services do not achieve or sustain broad market acceptance, our business will be significantly harmed.

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

   Installation of the @Home service generally requires a customer service representative employed by a cable partner to install a cable modem at a customer's location and therefore can be time consuming. If we are unable to speed the installation of our service, our subscriber growth could be constrained. Moreover, the @Home service is currently priced at a premium to many other online services, and large numbers of subscribers may not be willing to pay a premium for the service. Recently, companies have begun to offer free Internet access with the purchase of personal computers and some Internet service providers have reduced or eliminated Internet access charges in exchange for placing advertisements on a customer's computer screen. If these promotions become more widely used, or if Internet access fees decline, consumers may be less willing to pay a premium for broadband services, or our broadband services in particular.

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

Our broadband business may be impacted by cable access proposals and other government regulation.

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

  . Other litigation. In October 1999, GTE filed a lawsuit in a U.S. District
    Court and in November 1999, a class action was filed, each alleging violations by us of the federal antitrust laws. Although it is too early to predict the outcome of this litigation, we could be forced to pay damages, allow other service providers to utilize our network, otherwise alter the way we do business or incur significant costs in defending these litigations. Any of these outcomes could harm our business. In addition, others could initiate litigation on similar legal theories in the future.

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

  . Regulation by local franchise authorities. Many of our United States cable partners' local cable affiliates have elected to classify the provision of the @Home service as an additional cable service under their local franchise agreements, and to pay franchise fees under those agreements. Local franchise authorities may attempt to subject cable systems to higher or different franchise fees, taxes or other requirements in connection with their distribution of the @Home service. There are thousands of franchise authorities, and thus it would be difficult or impossible for us or our cable partners to operate without a uniform set of franchise requirements.

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

  . Internet and online service providers. We compete with Internet service providers that provide basic Internet access services, online service providers such as America Online, and other Internet portals and online services that have announced broadband strategies, such as Yahoo!.

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

   The proposed merger between America Online and Time Warner Inc. creates uncertainties about which cable markets will be served by Road Runner on an exclusive or non-exclusive basis, and the merger may improve Road Runner's ability to negotiate distribution agreements with cable system operators. Additionally, our principal shareholder, AT&T, will have a substantial ownership interest in Time Warner and Road Runner if its proposed merger with MediaOne is completed. This relationship between America Online, AT&T, Time Warner and Road Runner creates further uncertainties about which cable markets we will be able to serve and under what terms. The proposed merger would also give America Online, the dominant dial-up Internet service provider, the ability to utilize Road Runner's technology as a basis for leveraging its marketing prowess and extensive subscriber base to compete for customers in our cable markets once our exclusivity agreements have expired. As a result, we may face intense long-term competition for customers in previously exclusive cable markets.

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

Risks Related to Our Relationships With Our Cable Partners

   The success of our business depends on our relationships with our cable partners. We recently announced extended and modified distribution agreements with AT&T, Comcast and Cox, which are subject to stockholder and regulatory approvals, and we also have distribution agreements with other cable partners. Additionally, we have agreed not to provide a variety of Internet services in the areas covered by our cable partners. Our agreements with our cable partners are complex and some of the risks associated with these relationships are set forth below. Please also refer to "Item 13. Certain Relationships and Related Transactions" for a further description of the recently announced agreements.

We depend on our cable partners to upgrade to the two-way cable infrastructure necessary to support the @Home service; the availability and timing of these upgrades are uncertain.

   Transmission of our broadband services depends on the availability of high-speed two-way hybrid fiber coaxial cable infrastructure. However, only a portion of existing cable plant in the United States and in some international markets has been upgraded to two-way hybrid fiber coaxial cable, and even less is capable of high-speed two-way transmission. As of March 31, 2000, approximately 43% of our North American cable partners' cable infrastructure was capable of delivering the @Home service. Our cable partners have announced and are implementing major infrastructure investments in order to deploy two-way hybrid fiber coaxial cable. However, these investments have placed a significant strain on the financial, managerial, operating and other resources of our cable partners, most of which are already highly leveraged. Therefore, these infrastructure investments have been, and we expect will continue to be, subject to change, delay or cancellation. Furthermore, because of consolidation in the cable television industry, as well as the sale or transfer of cable assets among cable television operators, many cable companies have delayed upgrading particular systems that they plan to sell or transfer. If these upgrades are not completed in a timely manner, our broadband services may not be available on a widespread basis and we may not be able to increase our subscriber base at the rate we anticipate. Although our commercial success depends on the successful and timely completion of these infrastructure upgrades, most of our cable partners are under no obligation to upgrade systems or to introduce, market or promote our broadband services. As has happened in the past, even if a cable partner upgrades its cable infrastructure, the upgraded infrastructure may not function properly, and therefore may cause a delay in the availability of our broadband services for particular areas. The failure of our cable partners to complete these upgrades in a timely and satisfactory manner, or at all, would prevent us from delivering broadband services and would significantly harm our business.

Our cable partners are not generally obligated to carry our broadband services, and the exclusivity obligations that prevent them from carrying competing services may be terminated.

   Most of our cable partners are currently subject to exclusivity obligations that prohibit them from obtaining high-speed, greater than 128 kilobits per second, residential consumer Internet services from any source other than us. However, our cable partners are generally under no affirmative obligation to carry any of our broadband services. The current exclusivity obligations of our principal cable partners, AT&T, Comcast, Cox and Cablevision, expire on June 4, 2002, and may be terminated sooner under some circumstances, as follows:

  . under the new agreements, Comcast or Cox may terminate their exclusivity obligations to us, or their entire relationship with us, at any time on or after June 4, 2001 by providing six months' prior written notice, with the termination to become effective on the first June 4 or December 4 following this notice period, provided that they forfeit newly-issued warrants to purchase shares of our Series A common stock;

  . under the new agreements, Comcast may terminate its current exclusivity obligations at any time if required to do so by Microsoft pursuant to an agreement between those companies, in which case we may repurchase a portion of Comcast's equity interest in Excite@Home;

  . any principal cable partner may terminate all of its exclusivity obligations upon a change in law that materially impairs its rights;

  . Comcast or Cox may terminate all exclusivity obligations of our principal cable partners at any time if there is a change of control of TCI that results within 12 months in the incumbent TCI directors no longer constituting a majority of TCI's board. AT&T, TCI, Comcast and Cox have agreed, however, that AT&T's acquisition of TCI did not constitute a change of control under the terms of the original agreement; and

  . Comcast or Cox may terminate the exclusivity provisions of our principal cable partners as of June 4 of each year if AT&T and its affiliates do not meet specified subscriber penetration levels for the @Home service.

   Under the new agreements, Comcast and Cox were granted the right to sell their shares of our Series A common stock to AT&T for a minimum price of $48 a share at any time between January 1, 2001 and June 4, 2002. This right could make it easier for Comcast or Cox to terminate their relationship with us should they choose to do so.

   Additionally, under the new agreements, once the current exclusivity obligations expire on June 4, 2002, these cable partners have agreed to use us as their provider of platform and connectivity services used in delivering their high-speed Internet access services over their cable systems in the United States through June 4, 2008 with respect to AT&T, and through June 4, 2006 with respect to Comcast and Cox. However, these agreements do not prohibit these cable partners from offering consumers a choice to use other service providers after June 4, 2002, or sooner with respect to Comcast or Cox if they terminate their exclusivity obligations. Comcast or Cox may terminate this new agreement at any time by providing six months' prior written notice, with the termination to become effective on the first June 4 or December 4 following this notice period.

   If the exclusivity obligations of our cable partners or our new agreements with these cable partners are terminated, our business could be harmed significantly and our stock price may suffer an immediate drop.

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

   Until the expiration of our principal cable partners' exclusivity obligations, we may not offer the services described above using their plant, or to residences in the geographic areas served by their cable systems, without their consent. These restrictions apply even if we have integrated such a service with the @Home service in another geographic area. For example, in order to provide streaming video longer than 10 minutes in duration, we must seek a principal cable partner's consent or negotiate a separate agreement, including a new revenue split, if applicable, prior to offering the service. We must similarly obtain our cable partners' consent or execute a separate agreement to provide broadband services over alternate platforms including fixed wireless, cellular or DSL infrastructures to any residential customers in the cable partners' geographic area. If our principal cable partners do not allow us to offer broadband services over alternate platforms, our market for such services will be severely limited and our business could be harmed.

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

We are currently controlled by our principal cable partners, and may become subject to control by AT&T, and our interests may not always align with AT&T or our other principal cable partners.

   AT&T controls approximately 55% of our voting power. Currently, four of our eleven directors are directors, officers or employees of AT&T or its affiliates. AT&T currently owns all 30.8 million outstanding shares of our Series B common stock, each of which carries ten votes per share. This Series B common stock ownership gives AT&T the right to elect five Series B directors, one of which is designated by Comcast and one of which is designated by Cox. Currently, our board may take action only if approved by the board and by at least 75%, or four of the five, of our Series B directors. As a result, corporate actions generally require the approval of AT&T's three Series B directors and one, or in some cases both, of the directors designated by Comcast and Cox. Therefore, Comcast and Cox, acting together, may veto any board action.

   Under our new agreements with these cable partners, AT&T will acquire additional voting control over us. If the transactions contemplated by these agreements become effective, AT&T will have the right to elect at least a majority of the board of directors. Comcast and Cox will waive their right to elect directors to our board and their designees will resign their board positions. All board actions will be decided by a majority vote of the board.

   Currently, we depend on a continuing cooperative relationship with our principal cable partners in order to approve board action and in order to take action that requires stockholder consent. If the transactions contemplated by our new agreements with our cable partners become effective, we will be subject to both board and stockholder voting control by AT&T. It is possible that the objectives of these companies, or AT&T if the transactions contemplated by our new agreements become effective, will diverge from what management considers to be our optimum strategy.

Warrants issued to our cable partners may result in additional dilution to our stockholders.

   We have entered into agreements with Cablevision, Rogers, Shaw and other cable partners under which we issued warrants to purchase shares of our Series A common stock. Under these agreements, warrants to purchase approximately 29.7 million shares of our Series A common stock at an average price of $2.09 per share were exercisable as of March 31, 2000.

   Under our new agreements with our principal cable partners, we granted or will grant warrants to Comcast and Cox to purchase two shares of Series A common stock and warrants to AT&T to purchase one share of Series A common stock and one share of Series B common stock, for each home passed by the cable systems located in the United States operated by each respective cable partner. Each warrant will have an exercise price of $29.54 per share. We may grant additional warrants in the future depending on increases in homes passed by cable systems owned by these cable partners. Additionally, approximately 50 million shares of Series A common stock held by AT&T will be converted into shares of Series B common stock, each share of which entitles AT&T to 10 votes and which will therefore result in additional voting power for AT&T. We will incur accounting charges with respect to these warrants, although we have not yet determined the exact timing and amount of these charges.

   To the extent that our principal cable partners, Cablevision, Rogers, Shaw or other cable partners become eligible to and exercise their warrants, our stockholders would experience substantial dilution. We also may issue additional stock, or warrants to purchase stock, at prices equal to or less than fair market value in connection with efforts to expand distribution of the @Home service.

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

   Many providers of Internet services have been entering into distribution arrangements, co-branding arrangements, content arrangements and other strategic partnering arrangements with ISPs, online service providers, providers of web browsers, operators of high-traffic web sites and other businesses in an attempt to increase traffic and page views, thereby making their web sites more attractive to advertisers, while also making it more difficult for consumers to link to services. To the extent that our direct competitors or other web site operators are able to enter into successful strategic relationships, these competitors and web sites could experience increases in traffic and page views, or the traffic and page views on our narrowband services could remain constant or decline, either of which could harm our business by making these web sites appear more attractive to advertisers.

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

If usage of Internet portal sites by Internet users declines, our business could be harmed.

   The success of our Internet portal web sites is also dependent on Internet users continuing to use "portal" web sites for their information needs. Some Internet measurement services have reported that the number of unique users of Internet portal sites has been decreasing in recent periods. If Internet users begin to become less dependent on portal sites, and instead go directly to particular web sites, our traffic levels could decrease as measured by unique users, reach and pages views. As a result, the number of advertising impressions and the attractiveness of our sites to advertisers could be impacted, which would harm our media and advertising revenues.

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

   We depend on a number of third party relationships to provide users and content for the Excite Network, including agreements for links to our services to be placed on high-traffic web sites and agreements for third parties to provide content, games and e-mail for narrowband web sites. We are not guaranteed of recouping our investments in these agreements through additional users or advertising revenues, and we may have to pay penalties for terminating agreements early. Some of these third parties could become our competitors, or provide their services to our competitors, upon termination of such relationships. If these relationships are terminated and we are not able to replace them, we could lose users or advertisers.

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

Item 3. Legal Proceedings

   Sheldon Pittleman and Ralph Zonies each filed derivative lawsuits on behalf of Excite@Home against AT&T and Messrs. Armstrong, Petrillo, Roberts, Woodrow, Doerr, Hearst, Bell, Malone, Shaw and Jermoluk, all of whom were our directors when the lawsuits were initiated on October 15, 1999, in the Court of Chancery of the State of Delaware. We are named as a nominal defendant in each complaint. Each complaint alleges breaches of fiduciary duty to Excite@Home and its public stockholders. We have not yet filed responsive pleadings in either matter. Each of Messrs. Pittleman and Zonies seeks an injunction requiring us to alter our corporate governance, including appointing new, unaffiliated directors, as well as payment of monetary damages, costs and attorneys' fees. If we do not prevail in this action, we may be required to alter our corporate governance and pay substantial damages, which could seriously harm our business.

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

                                                                   High   Low
                                                                  ------ ------
     Fiscal Year Ended December 31, 1998:
      First Quarter.............................................. $19.06 $10.25
      Second Quarter............................................. $28.63 $14.88
      Third Quarter.............................................. $27.47 $11.75
      Fourth Quarter............................................. $42.38 $17.25
     Fiscal Year Ended December 31, 1999:
      First Quarter.............................................. $81.75 $37.25
      Second Quarter............................................. $99.00 $39.00
      Third Quarter.............................................. $59.63 $33.13
      Fourth Quarter............................................. $59.75 $36.69

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

                                            Year Ended December 31,
                                    -------------------------------------------
                                       1999        1998       1997       1996
                                    -----------  ---------  ---------  --------
                                     (In Thousands, Except Per Share Data)
Consolidated Statement Of
 Operations Data:
Revenues(/1/).....................  $   336,955  $  48,045  $   7,437  $    676
Costs and expenses(/2/):
 Operating costs..................      143,056     46,965     22,459     6,969
 Product development and
  engineering.....................       54,805     17,009     11,984     6,312
 Sales and marketing..............      130,725     18,091     11,863     6,368
 General and administrative.......       30,276     12,429     10,635     6,054
 Cost and amortization of
  distribution agreements.........      291,967    101,385      9,246        --
 Amortization of goodwill,
  intangible assets and deferred
  compensation and other
  acquisition-related costs.......    1,157,009      2,758         --        --
                                    -----------  ---------  ---------  --------
Loss from operations..............   (1,470,883)  (150,592)   (58,750)  (25,027)
Interest and other income, net....       10,253      6,413      3,033       514
Realized gain on investment.......       12,566         --         --        --
Equity share of losses of
 affiliates.......................       (9,574)        --         --        --
                                    -----------  ---------  ---------  --------
Net loss..........................  $(1,457,638) $(144,179) $ (55,717) $(24,513)
                                    ===========  =========  =========  ========
Net loss per share -- basic and
 diluted..........................  $     (4.61) $   (0.63) $   (0.27) $  (0.13)
                                    ===========  =========  =========  ========
Shares used in per share
 calculation......................      316,441    228,479    207,086   192,240
                                    ===========  =========  =========  ========
Supplemental Consolidated
 Statement of Operations Data:
(/1/)Revenues from related
 parties..........................  $    28,821  $  10,458  $   2,948  $    634
                                    ===========  =========  =========  ========
(/2/)Depreciation and amortization
 included in costs and expenses,
 excluding amortization of
 distribution agreements and
 acquisition-related amounts......  $    49,467  $  15,029  $   8,913  $  1,903
                                    ===========  =========  =========  ========
Loss from operations before cost
 and amortization of distribution
 agreements and costs and
 amortization related to
 acquisitions.....................  $   (21,097) $ (46,449) $ (49,504) $(25,027)
                                    ===========  =========  =========  ========
--------

                                               As of December 31,
                                    -------------------------------------------
                                       1999        1998       1997       1996
                                    -----------  ---------  ---------  --------
Consolidated Balance Sheet Data:
Cash and cash equivalents and
 short-term investments...........  $   525,223  $ 419,289  $ 120,379  $ 16,770
Working capital...................      389,023    390,324    101,390    10,573
Distribution agreements, net of
 accumulated amortization.........      313,772    186,247    163,345        --
Total assets......................    9,104,279    780,631    323,928    33,388
Convertible debentures............      736,294    229,344         --        --
Capital lease obligations, less
 current portion and other long-
 term liabilities.................       57,552     14,356     15,735     5,654
Stockholders' equity..............    8,067,017    493,866    282,407    18,317

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

                                                         1999   Change   1998
                                                       -------- ------  -------
   Revenues:
    Media and advertising services.................... $203,714 3,642%  $ 5,444
    Subscriber network and other services.............  133,241   213%   42,601
                                                       -------- -----   -------
     Total revenues................................... $336,955   601%  $48,045
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

   Our costs and expenses were as follows for the years indicated (in thousands):

                                                        1999    Change   1998
                                                     ---------- ------ --------
   Costs and expenses:
    Operating costs................................. $  143,056   205% $ 46,965
    Product development and engineering.............     54,805   222%   17,009
    Sales and marketing.............................    130,725   623%   18,091
    General and administrative......................     30,276   144%   12,429
                                                     ----------  ----  --------
   Total costs and expenses excluding costs and
    amortization of acquisitions and distribution
    agreements......................................    358,862   280%   94,494
    Costs and amortization of distribution
     agreements.....................................    291,967   188%  101,385
    Amortization of goodwill, intangible assets and
     deferred compensation and other acquisition-
     related costs..................................  1,157,009   n/a     2,758
                                                     ----------  ----  --------
   Total costs and expenses......................... $1,807,838   810% $198,637
                                                     ==========  ====  ========

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

Interest and Other Income, Net

   Our net interest and other income consisted of the following amounts for the years indicated (in thousands):

                                                       Year Ended December 31,
                                                       ------------------------
                                                         1999    Change  1998
                                                       --------  ------ -------
   Interest and other income, net:
    Interest and other income......................... $ 26,021    209% $ 8,410
    Interest and other expense........................  (15,769)   690%  (1,997)
                                                       --------   ----  -------
     Total interest and other income, net............. $ 10,252     60% $ 6,413
                                                       ========   ====  =======

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

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

Revenues

   Our revenues during 1998 and 1997 consisted primarily of monthly subscription fees for the @Home residential service and installation and monthly access fees for @Work services, as well as fees for advertising, content placement and content development related to our broadband portals. Our revenues by business segment were as follows for the years indicated (in thousands):

                                                           1998   Change  1997
                                                          ------- ------ ------
   Revenues:
    Media and advertising services....................... $ 5,444   624% $  752
    Subscriber network and other services................  42,601   473%  6,685
                                                          -------  ----  ------
     Total revenues...................................... $48,045   546% $7,437
                                                          =======  ====  ======

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

Total Costs and Expenses

   Our costs and expenses were as follows for the years indicated (in thousands):

                                                          1998   Change  1997
                                                        -------- ------ -------
   Costs and expenses:
    Operating costs.................................... $ 46,965   109% $22,459
    Product development and engineering................   17,009    42%  11,984
    Sales and marketing................................   18,091    52%  11,863
    General and administrative.........................   12,429    17%  10,635
                                                        --------  ----  -------
   Total costs and expenses excluding costs and
    amortization of acquisitions and distribution
    agreements.........................................   94,494    66%  56,941
    Cost and amortization of distribution agreements...  101,385   997%   9,246
    Amortization of goodwill, intangible assets and
     deferred compensation and other acquisition-
     related costs.....................................    2,758   n/a       --
                                                        --------  ----  -------
   Total costs and expenses............................ $198,637   200% $66,187
                                                        ========  ====  =======

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

                                                  Year Ended December 31,
                                                  ---------------------------
                                                    1999    Change     1998
                                                  --------  ------   --------
                                                   (dollars in thousands)
   Cash and cash equivalents..................... $224,548    (25)%  $300,702
   Net cash provided by (used in) operating ac-
    tivities.....................................  112,403    n/a     (30,212)
   Net cash used in investing activities......... (708,201) 1,193 %   (54,778)
   Net cash provided by financing activities.....  519,644     52 %   341,479

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

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Supplementary Data

                                                                           Page
                                                                           ----
Report of Ernst & Young, LLP, Independent Auditors.......................   60

Consolidated Financial Statements as of December 31, 1999 and 1998 and
 for the Three Years Ended December 31, 1999, 1998, and 1997:
  Consolidated Balance Sheets............................................   61
  Consolidated Statements of Operations..................................   62
  Consolidated Statements of Stockholders' Equity........................   63
  Consolidated Statements of Cash Flows..................................   64
  Notes to Consolidated Financial Statements.............................   65

Quarterly Financial Information for the Two Years Ended December 31, 1999
 (Unaudited).............................................................   92

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

                                                          /s/ ERNST & YOUNG LLP

Walnut Creek, California
January 20, 2000

                              AT HOME CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)


                                                            December 31,
                                                        ----------------------
                                                           1999        1998
                                                        -----------  ---------

                                     ASSETS

Current assets:
 Cash and cash equivalents............................. $   224,548  $ 300,702
 Short-term investments................................     300,675    118,587
                                                        -----------  ---------
   Total cash, cash equivalents and short-term
    investments........................................     525,223    419,289
 Accounts receivable, net of allowance of $3,454 in
  1999 and $252 in 1998 ...............................      52,253      6,358
 Accounts receivable -- related parties................      18,279      4,300
 Other current assets..................................      35,151      3,381
                                                        -----------  ---------
   Total current assets................................     630,906    433,328
Property, equipment and improvements, net..............     176,077     49,240
Investments in affiliated companies....................      19,015         --
Other investments......................................     273,005      8,527
Distribution agreements, net...........................     313,772    186,247
Goodwill and other intangible assets, net..............   7,614,847     93,989
Other assets...........................................      76,657      9,300
                                                        -----------  ---------
   Total assets........................................ $ 9,104,279  $ 780,631
                                                        ===========  =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable...................................... $    44,781  $   7,100
 Accounts payable -- related parties...................      22,916      3,684
 Accrued compensation and related expenses.............      15,632      2,504
 Deferred revenue......................................      56,844      5,164
 Other accrued liabilities.............................      63,044     12,507
 Current portion of capital lease and other
  obligations..........................................      38,666     12,045
                                                        -----------  ---------
   Total current liabilities...........................     241,883     43,004
Convertible notes and debentures.......................     736,294    229,344
Capital lease and other obligations, less current
 portion...............................................      52,552     14,356
Other liabilities......................................       6,533         61
Commitments and contingencies (Note 8)
Stockholders' equity:
 Convertible preferred stock, no par value:
  Authorized shares -- 9,650,000
  Issued and outstanding shares -- 10,134 in 1999 and
  none in 1998.........................................     397,019         --
 Common stock, $0.01 par value:
  Authorized shares -- 719,719,414
  Issued and outstanding shares -- 384,754,355 in 1999
  and 246,545,734 in 1998..............................   9,312,700    719,676
 Deferred compensation.................................     (50,493)    (2,880)
 Accumulated other comprehensive income................      92,594      4,235
 Accumulated deficit...................................  (1,684,803)  (227,165)
                                                        -----------  ---------
   Total stockholders' equity..........................   8,067,017    493,866
                                                        -----------  ---------
   Total liabilities and stockholders' equity.......... $ 9,104,279  $ 780,631
                                                        ===========  =========

  The accompanying notes are an integral part of these consolidated financial statements

                              AT HOME CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                  Year Ended December 31,
                                               --------------------------------
                                                  1999        1998       1997
                                               -----------  ---------  --------
Revenues(/1/)................................  $   336,955  $  48,045  $  7,437
Costs and expenses(/2/):
 Operating costs.............................      143,056     46,965    22,459
 Product development and engineering.........       54,805     17,009    11,984
 Sales and marketing.........................      130,725     18,091    11,863
 General and administrative..................       30,276     12,429    10,635
 Cost and amortization of distribution
  agreements.................................      291,967    101,385     9,246
 Amortization of goodwill, intangible assets
  and deferred compensation and other
  acquisition-related costs..................    1,157,009      2,758        --
                                               -----------  ---------  --------
Total costs and expenses.....................    1,807,838    198,637    66,187
                                               -----------  ---------  --------
Loss from operations.........................   (1,470,883)  (150,592)  (58,750)
Interest and other income, net...............       10,253      6,413     3,033
Investment gain from business combination....       12,566         --        --
Equity share of losses of affiliated
 companies...................................       (9,574)        --        --
                                               -----------  ---------  --------
Net loss.....................................  $(1,457,638) $(144,179) $(55,717)
                                               ===========  =========  ========
Net loss per share -- basic and diluted......  $     (4.61) $   (0.63) $  (0.27)
                                               ===========  =========  ========
Shares used in per share computation -- basic
 and diluted.................................      316,441    228,479   207,086
                                               ===========  =========  ========
--------
(/1/)Revenues from related parties...........  $    28,821  $  10,458  $  2,948
                                               ===========  =========  ========
(/2/)Depreciation and amortization included
 in costs and expenses, excluding
 amortization of distribution agreements and
 acquisition-related amounts.................  $    49,467  $  15,029  $  8,913
                                               ===========  =========  ========


  The accompanying notes are an integral part of these consolidated financial statements

                              AT HOME CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                                   Notes              Accum.
                            Convertible                          Receivable            Other
                          Preferred Stock      Common Stock         From    Deferred  Compre-
                          ----------------  -------------------    Stock-   Compen-   hensive  Accumulated   Total Stock-
                          Shares   Amount   Shares     Amount     holders    sation   Income     Deficit    holders'Equity
                          ------  --------  -------  ----------  ---------- --------  -------  -----------  --------------
Balances at December 31,
 1996...................   4,522  $ 44,993   23,710  $    1,035   $  (170)  $   (272) $    --  $   (27,269)   $    18,317
Net issuance of Series C
 preferred stock........     240    46,339       --          --        --         --       --           --         46,339
Preferred stock
 converted to common
 stock..................  (4,762)  (91,332) 190,504      91,332        --         --       --           --             --
Net issuance of Series A
 common stock in initial
 public offering........      --        --   20,700      99,768        --         --       --           --         99,768
Series A common stock
 issued under stock
 option and restricted
 stock plans............      --        --    4,382         527      (234)        --       --           --            293
Repurchases of Series A
 common stock...........      --        --   (2,090)        (91)       15         --       --           --            (76)
Repayment of notes
 receivable.............      --        --       --          --        70         --       --           --             70
Warrants to purchase
 Series A common stock
 under distribution
 agreements.............      --        --       --     172,283        --         --       --           --        172,283
Deferred compensation
 related to grant of
 stock options..........      --        --       --       5,257        --     (5,257)      --           --             --
Amortization of deferred
 compensation...........      --        --       --          --        --      1,130       --           --          1,130
Net loss................      --        --       --          --        --         --       --      (55,717)       (55,717)
                          ------  --------  -------  ----------   ------    --------  -------  -----------    -----------
Comprehensive loss......      --        --       --          --        --         --       --           --        (55,717)
                          ------  --------  -------  ----------   ------    --------  -------  -----------    -----------
Balances at December 31,
 1997...................      --        --  237,206     370,111      (319)    (4,399)      --      (82,986)       282,407
Net issuance of Series A
 common stock in
 secondary offering.....      --        --    5,750     125,725        --         --       --           --        125,725
Series A common stock
 issued and stock
 options assumed in
 acquisitions...........      --        --    2,488      94,953        --         --       --           --         94,953
Series A common stock
 issued upon exercise of
 warrants...............      --        --      192          --        --         --       --           --             --
Series A common stock
 issued under stock
 option and employee
 stock purchase plans...      --        --    1,300       5,139        --         --       --           --          5,139
Repurchases of Series A
 common stock...........      --        --     (390)        (40)       16         --       --           --            (24)
Repayment of notes
 receivable.............      --        --       --          --       303         --       --           --            303
Warrants to purchase
 Series A common stock
 under distribution
 agreements.............      --        --       --     124,287        --         --       --           --        124,287
Amortization of deferred
 compensation, net of
 cancelled stock
 options................      --        --       --        (499)       --      1,519       --           --          1,020
Net loss................      --        --       --          --        --         --       --     (144,179)      (144,179)
Net unrealized gain on
 available-for-sale
 investments............      --        --       --          --        --         --    4,235           --          4,235
                          ------  --------  -------  ----------   ------    --------  -------  -----------    -----------
Comprehensive loss......      --        --       --          --        --         --       --           --       (139,944)
                          ------  --------  -------  ----------   ------    --------  -------  -----------    -----------
Balances at December 31,
 1998...................      --        --  246,546     719,676        --     (2,880)   4,235     (227,165)       493,866
Series A common stock
 issued and stock
 options and warrants
 assumed in
 acquisitions...........      --        --  126,808   8,083,468        --         --       --           --      8,083,468
Series A preferred stock
 issued in acquisition..      11   418,175       --          --        --         --       --           --        418,175
Series A common stock
 issued upon exercise of
 warrants...............      --        --    5,417      10,507        --         --       --           --         10,507
Series A common stock
 issued under stock
 option and employee
 stock purchase plans...      --        --    5,767      58,024        --         --       --           --         58,024
Repurchases of Series A
 common stock...........      --        --     (324)        (90)       --         --       --           --            (90)
Warrants to purchase
 Series A common stock
 under distribution
 agreements.............      --        --       --     417,847        --         --       --           --        417,847
Conversion of Series A
 preferred stock to
 Series A common stock..     (1)   (21,156)     540      21,156        --         --       --           --             --
Warrants to purchase
 Series A common stock
 contributed to joint
 venture................      --        --       --       2,112        --         --       --           --          2,112
Deferred compensation
 from stock options and
 restricted stock
 assumed in
 acquisitions...........      --        --       --          --        --    (51,061)      --           --        (51,061)
Amortization of deferred
 compensation...........      --        --       --          --        --      3,448       --           --          3,448
Net Loss................      --        --       --          --        --         --       --   (1,457,638)    (1,457,638)
Net unrealized gain on
 available-for-sale
 investments............      --        --       --          --        --         --   88,456           --         88,456
Foreign currency
 translation
 adjustment.............      --        --       --          --        --         --      (97)          --            (97)
                          ------  --------  -------  ----------   ------    --------  -------  -----------    -----------
Comprehensive loss......      --        --       --          --        --         --       --           --     (1,369,279)
                          ------  --------  -------  ----------   ------    --------  -------  -----------    -----------
Balances at December 31,
 1999...................      10  $397,019  384,754  $9,312,700        --   $(50,493) $92,594  $(1,684,803)   $ 8,067,017
                          ======  ========  =======  ==========   ======    ========  =======  ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements

                              AT HOME CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                Years Ended December 31,
                                             ---------------------------------
                                                1999        1998       1997
                                             -----------  ---------  ---------
CASH PROVIDED BY (USED IN) OPERATING
 ACTIVITIES
Net loss.................................... $(1,457,638) $(144,179) $ (55,717)
Adjustments to reconcile net loss to cash
 used in operating activities:
 Depreciation and amortization..............      49,467     14,009      7,783
 Amortization of distribution agreements....      78,843     51,591      9,246
 Cost of distribution agreements............     213,124     49,794         --
 Amortization of deferred and other stock-
  based compensation........................      10,159      1,020      1,130
 Amortization of goodwill and other
  intangible assets.........................   1,103,005         --         --
 Accretion of discount on convertible
  debentures................................       6,950         --         --
 Recognition of non-cash gain on
  investment................................     (12,556)        --         --
 Charge for purchased in-process research
  and development...........................      36,715      2,758         --
 Equity share of losses of affiliated
  companies.................................       9,574         --         --
 Changes in assets and liabilities:
  Accounts receivable.......................      (8,972)    (8,099)    (1,338)
  Other assets..............................      (6,691)    (9,143)    (2,251)
  Accounts payable..........................      39,198      5,822      1,089
  Accrued compensation and related
   expenses.................................      (2,165)       322        550
  Deferred revenues.........................      43,157      3,126      1,853
  Other accrued liabilities.................      10,148      4,503      6,026
  Other long-term liabilities...............          85     (1,736)        61
                                             -----------  ---------  ---------
Cash provided by (used in) operating
 activities.................................     112,403    (30,212)   (31,568)

CASH PROVIDED BY (USED IN) INVESTING
 ACTIVITIES
Purchases of short-term investments.........    (340,050)  (135,342)  (103,030)
Sales and maturities of short-term
 investments................................     178,386     92,922     33,925
Net purchases of other investments..........    (104,732)     4,291         --
Net purchases of property, equipment and
 improvements...............................     (60,809)   (16,793)    (9,989)
Payments under backbone agreement...........     (57,052)        --         --
Investment in joint ventures................      (7,561)        --         --
Business combinations, net of cash
 received...................................    (316,383)       144         --
                                             -----------  ---------  ---------
Cash used in investing activities...........    (708,201)   (54,778)   (79,094)
CASH PROVIDED BY (USED IN) FINANCING
 ACTIVITIES
Proceeds from issuance of convertible
 debentures.................................     485,750    222,466         --
Proceeds from issuance of convertible
 preferred stock............................          --         --     46,339
Proceeds from issuance of common stock, net
 of repurchases.............................      68,441    130,828     99,985
Proceeds from capital lease financing.......          --         --      5,630
Payments on capital lease obligations.......     (34,547)   (12,118)    (6,858)
Repayment of notes receivable from
 stockholders...............................          --        303         70
                                             -----------  ---------  ---------
Cash provided by financing activities.......     519,644    341,479    145,166
                                             -----------  ---------  ---------
Net increase (decrease) in cash and cash
 equivalents................................     (76,154)   256,489     34,504
Cash and cash equivalents, beginning of
 period.....................................     300,702     44,213      9,709
                                             -----------  ---------  ---------
Cash and cash equivalents, end of period.... $   224,548  $ 300,702  $  44,213
                                             ===========  =========  =========
SUPPLEMENTAL DISCLOSURES
 Interest paid.............................. $     7,236  $   2,148  $   1,039
                                             ===========  =========  =========
 Acquisition of equipment under capital
  leases.................................... $    54,322  $  12,872  $  16,527
                                             ===========  =========  =========
 Warrants to purchase Series A common stock
  earned by cable partners under
  distribution agreements and capitalized as
  intangibles............................... $   204,723  $  74,493  $ 172,283
                                             ===========  =========  =========
 Conversion of preferred stock to common
  stock..................................... $    21,156  $      --  $  91,332
                                             ===========  =========  =========
 Mergers and acquisitions:
  Common stock issued and options and
   warrants exercisable for common stock
   assumed.................................. $ 8,083,468  $  94,953  $      --
                                             ===========  =========  =========
  Liabilities assumed....................... $   133,349  $   2,589  $      --
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

                              AT HOME CORPORATION

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

                              AT HOME CORPORATION

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

Intangible Assets

   Intangible assets consist of purchased technology, acquired workforce, acquired brand name and content, and goodwill related to the acquisitions of Narrative Communications Corp., Full Force Systems, Inc., Excite, Inc., iMALL, Inc., Hartford House, Ltd. and its wholly-owned subsidiary Bluemountain.com, Webshots Corporation, certain assets of Perspecta, Inc. and Excite Espana. These acquisitions were accounted for as purchases and are further described in
Note 3. Amortization of goodwill and intangible assets is provided on

                              AT HOME CORPORATION
the straight-line basis over the estimated useful lives of the assets, which generally range from two to four years. Acquired in-process research and development without alternative future use is charged to operations at the date of acquisition.

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

Effect of New Accounting Standards

   In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition," which provides guidance on the recognition, presentation and

                              AT HOME CORPORATION
disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met in order to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Although we have not fully assessed the impact of adopting SAB 101 on our financial position and results of operations in 2000 and thereafter, we do not expect the effect, if any, to be material.

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

   The computation of basic and diluted net loss per share is as follows (in thousands, except per share data):

                                                 Year Ended December 31,
                                              --------------------------------
                                                 1999        1998       1997
                                              -----------  ---------  --------
   Net loss.................................  $(1,457,638) $(144,179) $(55,717)
                                              ===========  =========  ========
   Weighted average shares of common stock
    outstanding.............................      322,456    240,108    35,030
   Less: weighted average shares of common
    stock subject to repurchase.............       (6,015)   (11,629)  (18,448)
   Pro forma common equivalent shares from
    convertible preferred stock.............           --         --   190,504
                                              -----------  ---------  --------
   Shares used in per share calculations....      316,441    228,479   207,086
                                              ===========  =========  ========
   Net loss per share -- basic and diluted..  $     (4.61) $   (0.63) $  (0.27)
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

   Narrative is a provider of advertising solutions for the Internet. The purchase consideration was $93.8 million, comprised of the issuance of 2,410,666 shares of our Series A common stock with an aggregate

                              AT HOME CORPORATION
fair value of $84.2 million, the assumption of stock options to purchase approximately 282,000 shares of our Series A common stock with an aggregate fair value of $9.2 million, and $0.4 million of acquisition costs. Goodwill and intangible assets are being amortized on a straight-line basis over approximately three years.

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

   Bluemountain.com provides free online greeting cards. The preliminary purchase consideration of $970 million as of December 31, 1999 was based primarily on a cash payment of $350 million, the issuance of

                              AT HOME CORPORATION

10,674 shares of our Series A non-voting preferred stock, which may be converted to 10,673,549 shares of Series A Common Stock, with an aggregate fair value of $418.2 million, the assumption of stock options with fair value of $44.7 million under which approximately 3,011,000 shares of our Series A common stock are issuable and $150 million related to performance-based contingent purchase consideration earned in December 1999. In addition, the purchase consideration included $7.2 million of direct acquisition costs, primarily investment banking and legal fees. Each Series A preferred stock issued in the acquisition is convertible into 1,000 shares of Series A common stock at a rate of 500,000 shares of common stock per month during the twelve months following the acquisition, and the remaining shares will become fully convertible after two years. Newly issued unvested stock options assumed in the acquisition were recorded as deferred compensation in the purchase price allocation based on their intrinsic value of $26.1 million. Deferred compensation is amortized as the related stock options vest and become exercisable. We recorded the remainder of stock options assumed in the acquisition at fair value, representing fully vested options and options held by third parties. The performance-based contingent purchase consideration consisted of up to $300 million in additional shares of Series A common stock and stock options at fair value. The number of additional shares issuable was based on the dollar amount associated with achievement of the performance goals divided by the average price of our Series A common stock during the month of December 1999, the period during which the performance was measured. Based on information available as of December 31, 1999, $150 million of the performance-based consideration was determinable and was recorded as common stock in the consolidated balance sheet. In February 2000, we were able to determine the final amount of performance-based purchase consideration. Based on the average closing price of our Series A common stock during the month of December 1999, we will issue approximately 3,485,000 shares of Series A common stock during the first quarter of 2000 having an aggregate fair value of approximately $150 million. In addition, the purchase agreement requires that we increase the number of shares issuable upon exercise of assumed stock options by approximately 542,000 shares. Goodwill and intangible assets are being amortized on a straight-line basis over approximately four years.

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

Allocation of Purchase Consideration

   The purchase consideration was allocated to the acquired assets and assumed liabilities based on fair values as follows (in thousands):

                          Acquisitions in 1998               Acquisitions in 1999
                          -------------------- -----------------------------------------------------
                                                                                 Blue
                          Narrative Full Force   Excite     iMALL    Webshots  Mountain  Others(/1/)
                          --------- ---------- ----------  --------  --------  --------  -----------
Cash....................   $    77    $   69   $   34,341  $  8,974  $    73   $    611    $   432
Accounts receivable and
 other assets...........       584        60      233,338       884       --      1,204        298
Property and equipment..       520         5       48,376     3,368       68      3,577         78
Purchased technology....    22,900       215       94,500    13,200    2,200        800         --
Other identified
 intangible assets......     1,050       101      162,700    35,600   22,800     27,000         --
Goodwill................    68,404     1,318    6,729,164   576,500   33,110    912,730     13,560
Purchased in-process
 research and
 development............     2,700        58       34,400     1,890      425         --         --
Deferred compensation...        --        --           --        --   25,000     26,087         --
Liabilities assumed.....    (2,435)     (154)    (105,743)   (3,282)    (378)    (1,986)    (3,308)
                           -------    ------   ----------  --------  -------   --------    -------
  Total purchase
   consideration........   $93,800    $1,672   $7,231,076  $637,134  $83,298   $970,023    $11,060
                           =======    ======   ==========  ========  =======   ========    =======

   (/1/)Includes the acquisitions of Perspecta in October 1999 and Excite Espana in November 1999.
--------

                              AT HOME CORPORATION

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

Pro Forma Results of Operations

   The following unaudited pro forma summary represents the consolidated results of operations as if our acquisitions had occurred at the beginning of each of the years presented and includes the amortization of goodwill and other intangible assets and a charge for in-process research and development. Our 1998

                              AT HOME CORPORATION
acquisitions are already fully reflected in our 1999 results of operations and therefore no pro forma adjustments are made for these acquisitions in 1999. Pro forma shares include a factor for the number of shares of Series A common stock issued or issuable, excluding employee stock options, as if such shares were converted and outstanding at the beginning of each of the years presented. The pro forma summary excludes the results of operations of Perspecta and Excite Espana because they are not material to the consolidated pro forma disclosures (in thousands, except per share data):

                                                      Year Ended December 31,
                                                      ------------------------
                                                         1999         1998
                                                      -----------  -----------
   Pro forma revenues...............................  $   426,009  $   207,423
                                                      ===========  ===========
   Pro forma net loss...............................  $(2,694,301) $(2,532,646)
                                                      ===========  ===========
   Pro forma net loss per share -- basic and
    diluted.........................................  $     (6.90) $     (6.76)
                                                      ===========  ===========
   Pro forma shares used in per share calculation --
     basic and diluted..............................      390,383      374,624
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

   The following is a summary of available-for-sale securities (in thousands):

                                                                December 31,
                                                              -----------------
                                                                1999     1998
                                                              -------- --------
   Corporate bonds and notes................................. $330,759 $280,429
   Market auction preferred stock............................    1,000   98,609
   U.S. government obligations...............................   67,534    8,760
   Money market instruments..................................  100,142      620
   Certificates of deposit...................................   19,626    9,388
                                                              -------- --------
    Total available-for-sale securities......................  519,061  397,806
   Less amounts included in cash and cash equivalents........  218,386  279,219
                                                              -------- --------
   Short-term investments.................................... $300,675 $118,587
                                                              ======== ========

   Unrealized gains and losses on available-for-sale securities at December 31, 1999 and 1998 were not material. Accordingly, we have not made a provision for such amounts in our consolidated balance sheets.

                              AT HOME CORPORATION

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

                              AT HOME CORPORATION

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

7. Property, Equipment and Improvements

   The components of property, equipment and improvements are as follows (in thousands):

                               December 31,   Estimated
                             ----------------   Useful
                               1999    1998     Lives
                             -------- ------- ----------
   Computer equipment and
    software................ $206,865 $56,004 3-4 years
   Furniture and fixtures...   27,086   7,271  5 years
   Leasehold improvements...   36,474   9,628 Lease term
   Land.....................    5,239      --    n/a
                             -------- -------
    Total property,
     equipment and
     improvements...........  275,664  72,903
   Less accumulated
    depreciation and
    amortization............   99,587  23,663
                             -------- -------
    Net property, equipment
     and improvements....... $176,077 $49,240
                             ======== =======

   Equipment and improvements include amounts for assets acquired under capital leases, principally computer equipment and software and furniture and fixtures, of approximately $133.5 million and $40 million

                              AT HOME CORPORATION
as of December 31, 1999 and 1998, respectively. Accumulated amortization of these assets was approximately $64.4 million and $15.8 million as of December 31, 1999 and 1998, respectively.

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

   Future minimum lease payments under non-cancelable operating and capital leases having original terms in excess of one year are as follows as of December 31, 1999 (in thousands):

                                                              Operating Capital
                                                               Leases   Leases
   Year ending December 31,                                   --------- -------
    2000..................................................... $ 18,026  $37,108
    2001.....................................................   18,311   35,499
    2002.....................................................   18,946   17,196
    2003.....................................................   19,366       --
    2004.....................................................   19,916       --
    Thereafter...............................................  144,264       --
                                                              --------  -------
     Total minimum lease payments............................ $238,829   89,803
                                                              ========
   Less amounts representing interest........................             7,436
                                                                        -------
   Present value of minimum capital lease obligations........            82,367
   Less current portion......................................            34,015
                                                                        -------
   Noncurrent portion........................................           $48,352
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

Backbone Agreement

   We have a twenty-year agreement with a major telecommunications company to develop and utilize a high capacity nationwide 15,000-mile fiber optic data communications line, or backbone. In connection with this

                              AT HOME CORPORATION
agreement, we made disbursements of $57 million in 1999 to guarantee backbone capacity and purchase related equipment and are required to make additional payments totaling $45 million in 2000, which will be capitalized as the payments are made. The capitalized amount will be amortized by charges to operations over the term of the agreement or the estimated useful life of the equipment purchased. In addition, we will be required to make additional payments of approximately $5 million per year during the 20-year term of this agreement for connection space, equipment and support and maintenance fees.

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

9. Convertible Debt and Other Liabilities

Convertible Debt

   On December 28, 1998, we issued $437 million of Convertible Subordinated Debentures in a private offering within the United States to qualified institutional investors. The issue price of each $1,000 debenture

                              AT HOME CORPORATION
was $524.64 (52.464% of principal amount at maturity), or approximately $229.3 million. Issuance costs were approximately $6.9 million, resulting in net proceeds to us of approximately $222.4 million. The issuance costs were recorded as other assets and are being amortized by charges to interest expense ratably over the term of the debentures. Each debenture is convertible at the option of the holder at any time prior to maturity, unless redeemed or otherwise purchased, into 13.10 shares of our Series A common stock. The debentures mature on December 28, 2018, and interest on the debentures at the rate of 0.5246% per annum on the $437 million principal amount due at maturity is payable semiannually commencing on June 28, 1999. At our option, we may redeem the debentures beginning in December 2003 for cash equal to the issue price plus accrued original issue discount and accrued interest. The effective annual interest rate on the debentures, including accretion of original issuance discount and amortization of the issuance costs, is approximately 4%. No conversions of these debentures have occurred through December 31, 1999.

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

                              AT HOME CORPORATION

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

   Common stock consisted of the following as of the dates indicated:

                                                            Shares Issued and
                                    Shares Authorized    Outstanding At December
                                     At December 31,               31,
                                 ----------------------- -----------------------
   Series                           1999        1998        1999        1998
   ------                        ----------- ----------- ----------- -----------
   A............................ 683,700,000 400,000,000 351,954,355 210,526,320
   B............................  30,800,000  30,800,000  30,800,000  30,800,000
   K............................   5,219,414  29,755,320   2,000,000   5,219,414
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

                              AT HOME CORPORATION

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

                              AT HOME CORPORATION

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

  Other cable system operators

   At various dates during the years ended December 31, 1999 and 1998, we issued performance-based warrants to certain other cable system operators as part of the execution of exclusive distribution agreements

                              AT HOME CORPORATION
over the cable systems of these operators. Warrants to purchase up to 2,587,700 and 10,544,200 shares of Series A common stock were issued during 1999 and 1998, respectively, at an exercise price of $5.25 per share. We also issued additional warrants to a cable operator in March 1999 to purchase up to 3,600,000 shares of Series A common stock at an exercise price of $23.13 per share under a similar arrangement. As a result of changes in ownership during 1999 of certain cable systems covered by warrants with a $5.25 exercise price, warrants to purchase 537,660 shares of Series A common stock were canceled. During the year ended December 31, 1999, warrants to purchase 4,381,728 shares became exercisable as a result of the cable system operators meeting certain system upgrade and subscriber performance milestones. As the warrants became exercisable, we recorded $206 million as distribution agreements in our consolidated balances sheets representing the fair value of exercisable warrants, and we are amortizing the amount ratably over the remaining terms of the exclusive distribution agreements, which expire at various times in 2004. Amortization under these distribution agreements during the year ended December 31, 1999, and the related accumulated amortization as of December 31, 1999, was $22.9 million. Exercises of warrants resulted in the net issuance of 441,080 shares during the year ended December 31, 1999; there were no issuances in prior years.

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

                              AT HOME CORPORATION

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

                              AT HOME CORPORATION

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

                                                                       Options
                                                                       Assumed
                                                                      ----------
   Assumed during the year ended December 31, 1998:
    Narrative Plans(/1/).............................................  1,177,070
   Assumed during the year ended December 31, 1999:
    Excite Plans..................................................... 25,713,702
    iMALL Plans......................................................  1,497,165
    Hartford House Ltd. Plan (Bluemountain.com)......................  3,011,348

  (/1/Includes)options to purchase 894,600 shares issued to existing
      Narrative employees on December 30, 1998, the date of Narrative's acquisition.

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

Stock Option Plan Activity

   The following summarizes the activity related to our stock options for the periods indicated:

                                               Year ended December 31,
                             --------------------------------------------------------------
                                    1999                 1998                 1997
                             -------------------- -------------------- --------------------
                                         Weighted             Weighted             Weighted
                                         Average              Average              Average
                             Number Of   Exercise Number Of   Exercise Number Of   Exercise
                               Shares     Price     Shares     Price     Shares     Price
                             ----------  -------- ----------  -------- ----------  --------
   Outstanding at beginning
    of year................  20,026,590   $16.72   6,116,270   $ 5.13     446,000   $0.03
   Options granted.........  50,176,276   $29.24  15,295,304   $20.37  10,316,002   $3.15
   Options exercised.......  (5,045,756)  $10.44    (849,106)  $ 3.51  (4,341,172)  $0.13
   Options cancelled.......  (5,546,826)  $22.75    (535,878)  $ 9.42    (304,560)  $1.89
                             ----------           ----------           ----------
   Outstanding at end of
    year...................  59,610,284   $27.23  20,026,590   $16.72   6,116,270   $5.13
                             ----------           ----------           ----------
   Options exercisable at
    year-end...............  14,846,032   $16.50   3,232,786   $ 3.35   3,283,770   $1.27
                             ==========           ==========           ==========

                              AT HOME CORPORATION

   As of December 31, 1999, there were 4,203,991 shares available for grant under our stock option plans. The following table summarizes information about stock options outstanding as of December 31, 1999:

                              Options Outstanding          Options Exercisable
                     ------------------------------------- --------------------
                                 Weighted-Average Weighted             Weighted
                                    Remaining     Average              Average
       Range Of        Number      Contractual    Exercise   Number    Exercise
   Exercise Prices   Outstanding   Life (Years)    Price   Exercisable  Price
   ----------------  ----------- ---------------- -------- ----------- --------
   $ 0.01 -- $ 9.22  10,501,448        7.34        $ 3.26   5,762,445   $ 2.54
   $ 9.31 -- $16.97  10,081,635        8.34        $14.55   3,209,639   $14.66
   $17.06 -- $20.13   5,611,598        9.08        $18.54   1,576,097   $18.53
   $20.18 -- $32.39   9,502,646        9.19        $27.64   2,134,992   $26.58
   $32.61 -- $32.61   9,529,989        9.44        $34.57   1,193,123   $34.41
   $36.66 -- $57.78   8,335,073        9.56        $44.07     247,238   $50.36
   $59.47 -- $76.50   6,047,895        9.30        $62.59     722,498   $60.63
                     ----------                            ----------
   $ 0.01 -- $76.50  59,610,284        8.82        $27.23  14,846,032   $16.50
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

                              AT HOME CORPORATION

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

   The fair value of our stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

                                    Options                    ESPP
                            ----------------------- --------------------------
                            Year ended December 31,  Year ended December 31,
                            ----------------------- --------------------------
                             1999    1998    1997     1999     1998     1997
                            ------- ------- ------- -------- -------- --------
   Expected life of
    options................ 4 years 4 years 4 years 6 months 6 months 7 months
   Expected volatility.....  0.82    1.00    0.71     0.80     1.00     0.72
   Risk free interest
    rate...................  6.46%   4.69%   6.00%    6.01%    4.50%    5.09%

   The following summarizes our hypothetical results of operations for the periods indicated had we accounted for our stock-based awards in accordance with FAS 123 (in thousands):

                                                Year ended December 31,
                                             --------------------------------
                                                1999        1998       1997
                                             -----------  ---------  --------
   Net loss as reported..................... $(1,457,638) $(144,179) $(55,717)
   Pro forma net loss....................... $(1,583,777) $(166,401) $(56,746)
   Basic and diluted net loss per share as
    reported................................ $     (4.61) $   (0.63) $  (0.27)
   Pro forma basic and diluted net loss per
    share -- as adjusted.................... $     (5.00) $   (0.73) $  (0.28)

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

12. Income Taxes

   Our income tax benefit differs from the income tax benefit determined by applying the U.S. federal statutory rate to the net loss as follows (in thousands):

                              Year ended December 31,
                                       1998
                            -----------------------------
                              1999       1998      1997
                            ---------  --------  --------
   Income tax benefit at
    U.S. statutory rate.... $(510,173) $(50,463) $(19,501)
   Non-deductible
    amortization...........   388,144        --        --
   Acquisition-related
    costs..................    18,305        --        --
   Valuation allowance for
    deferred tax assets....   103,724    50,463    19,501
                            ---------  --------  --------
   Income tax benefit...... $      --  $     --  $     --
                            =========  ========  ========

                              AT HOME CORPORATION

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities for federal and state income taxes as of the dates indicated were (in thousands):

                                                            As of December 31,
                                                            -------------------
                                                              1999       1998
                                                            ---------  --------
   Deferred tax assets:
    Net operating loss carry forwards...................... $ 169,798  $ 38,394
    Stock options assumed in acquisitions..................   269,248        --
    Cost and amortization of distribution agreements.......   168,877    45,078
    Accrued costs and expenses.............................    27,969     6,054
    Deferred revenue.......................................    19,058        --
    Depreciation and amortization..........................    12,054     2,462
    Research and development credits.......................     2,248       480
    Capitalized research and development costs.............     4,922        --
    Other..................................................        88        --
                                                            ---------  --------
   Total gross deferred tax assets.........................   674,262    92,468
   Less valuation allowance................................  (528,065)  (92,468)
                                                            ---------  --------
     Deferred tax assets...................................   146,197        --
   Deferred tax liabilities:
    Acquisition-related intangibles........................   146,197        --
                                                            ---------  --------
   Total gross deferred tax liabilities....................   146,197        --
                                                            ---------  --------
     Net deferred tax assets............................... $      --  $     --
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

13. Related Party and Other Significant Transactions

   We are involved in transactions with certain related parties in the ordinary course of business. These related parties include stockholders and certain cable partners with significant investments in our common

                              AT HOME CORPORATION
stock, our joint venture entities and its partners, and our executive officers and members of our Board of Directors.

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

   The following represents revenues for our reported business segments (in thousands):

                                                             December 31,
                                                        -----------------------
                                                          1999    1998    1997
                                                        -------- ------- ------
   Media and advertising services...................... $203,714 $ 5,444 $  752
   Subscriber network and other services...............  133,241  42,601  6,685
                                                        -------- ------- ------
    Total consolidated revenues........................ $336,955 $48,045 $7,437
                                                        ======== ======= ======

   Revenues from media and advertising services are derived predominantly from customers located within the United States. Revenues from customers located outside the United States, derived primarily from our international joint ventures, were approximately $2.6 million for the year ended December 31, 1999 and were insignificant for the years ended December 31, 1998 and 1997.

   Revenues from subscriber network and other services are derived from customers located outside the United States included approximately $22.6 million, $5.2 million and $0.4 million for the years ended December 31, 1999, 1998 and 1997. Our international customers include our cable partners and their cable

                              AT HOME CORPORATION
customers and joint venture partners located outside of the United States. Approximately 70% of these revenues from customers located outside the United States in each of 1999, 1998 and 1997 consisted of cable subscription fees and other revenues from Canadian customers and the remainder was comprised primarily of pre-deployment consulting services to our joint ventures in Europe, Japan and Australia.

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

                              AT HOME CORPORATION

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

17. Events Subsequent to Date of Report of Independent Auditors (Unaudited)

   On March 28, 2000, we entered into a letter agreement and term sheets with AT&T, Comcast and Cox, our principal cable partners. Among other things, this agreement provides for the extension of our relationship with AT&T until June 4, 2008, and the extension of our relationship with Comcast and Cox until June 4, 2006. Under the letter agreement, the existing master distribution agreement and local cable operator agreements between us and our principal cable partners remain in effect until June 4, 2002. However, Comcast or Cox may terminate the mutual exclusivity obligations of the existing master distribution agreement, or the entire agreement and the local cable operator agreements, at any time on or after June 4, 2001 by providing at least 6 months' prior written notice.

   The letter agreement provides that beginning June 4, 2002, we will provide AT&T, Comcast and Cox with platform-connectivity services used in delivering their high-speed residential Internet access services over their United States cable systems. This agreement will not prevent each cable partner from offering a choice of Internet access service providers and portals on its high-speed Internet system.

   Upon the execution of the letter agreement, we granted to AT&T, Comcast and Cox warrants to purchase two shares of our Series A common stock for each home passed by their respective cable systems. The exercise price for these warrants is $29.54 per underlying share. AT&T's warrants will become 100% vested and exercisable on June 4, 2002, subject to limited exceptions, and subject to volume limitations on disposition of the underlying shares at a rate of 16.67% per year. Warrants issued to Comcast and Cox will vest as to 1/6 of the total shares on June 4, 2001 and as to an additional 1/12 each six months thereafter so long as the existing master distribution agreement, the letter agreement or superceding definitive agreements, as applicable, have been continuously in effect up to such date. We will also grant additional warrants for increases in homes passed, and each warrant granted by us will be subject to forfeiture based on decreases in homes passed or for failure to bring new systems in compliance with the distribution provisions of this agreement. Upon the effectiveness of these transactions, AT&T's warrants will instead become exercisable for one share of Series A common stock and one share of Series B common stock for each home passed.

   In addition, upon the effectiveness of these transactions, we will issue to AT&T one share of our Series B common stock, each share of which entitles its holder to 10 votes, in exchange for each share of our Series A common stock surrendered by AT&T to us, up to a maximum number of shares equal to the number of shares subject to the AT&T warrant described above. We expect to issue approximately 50 million shares of our Series B common stock in this exchange, which, when considered together with the above warrants, would result in AT&T holding approximately 25% of the total outstanding shares of our common stock and approximately 74% of our voting power, each on a fully-diluted basis.

   Warrants to purchase approximately 8.9 million shares of our Series A common stock which Comcast acquired in connection with its acquisition of cable systems from Prime-Potomac, L.P., Prime-Chicago L.P., Jones Intercable Inc. and Garden State Cablevision L.P. will be amended to eliminate performance vesting conditions and will become exercisable in six-month increments over the original vesting terms of these warrants. The distribution agreements assumed by Comcast in connection with these warrants may be terminated by Comcast at the same time that it terminates the existing or new master distribution agreement.

   Under the agreement, AT&T has granted Comcast and Cox the right to sell their shares of our Series A common stock to AT&T for a minimum price of $48 a share at any time between January 1, 2001, and June 4, 2002, up to a maximum of $1.5 billion for Comcast and $1.4 billion for Cox.

   Upon the effectiveness of these transactions, Comcast and Cox will waive most of their rights under the current stockholders' agreement between those parties, us, AT&T and other Excite@Home stockholders, including the right to designate a director to our board. The designees of Comcast and Cox that are currently on our board will resign their board positions on the effective date of these transactions. The primary effect of these changes will be that AT&T will acquire voting control over all board actions, and Comcast and Cox will no longer have the right to veto a board action by voting together against a board action.

   Completion of these transactions is subject to stockholder approval of an amendment to our fifth amended and restated certificate of incorporation, receipt of any required approval by the Nasdaq Stock Market and receipt of any other consents, approvals and waivers as are necessary to complete these transactions in a manner that results in the economic effects contemplated by these transactions.

Quarterly financial information (unaudited)

                                              Three months Ended
                                ------------------------------------------------
                                March 31,  June 30,   September 30, December 31,
                                  1999       1999         1999          1999
                                ---------  ---------  ------------- ------------
                                  (In thousands, except per share and stock
                                                 price data)
Total revenue.................. $ 25,098   $  70,542   $  112,562    $ 128,753
Costs and expenses:
 Operating costs...............   18,600      29,084       45,260       50,112
 Product development and
  engineering..................    6,467      11,281       16,834       20,223
 Sales and marketing...........    7,676      25,274       48,179       49,596
 General and administrative....    4,103       6,423        9,028       10,722
 Cost and amortization of
  distribution agreements......   15,020      18,703       43,932      214,312
 Amortization of goodwill,
  intangible assets and
  deferred compensation and
  other acquisition-related
  costs........................    6,733     199,451      447,569      503,256
                                --------   ---------   ---------     ---------
Total costs and expenses.......   58,599     290,216      610,802      848,221
                                --------   ---------   ---------     ---------
Loss from operations...........  (33,501)   (219,674)    (498,240)    (719,468)
Interest and other income,
 net...........................    2,811       2,472        2,556        2,414
Investment gain from business
 combination...................   12,566          --           --           --
Equity share of losses of
 affiliates....................       --        (742)      (2,876)      (5,956)
                                --------   ---------   ---------     ---------
Net loss....................... $(18,124)  $(217,944)  $ (498,560)   $(723,010)
                                ========   =========   =========     =========
Basic and diluted net loss per
 share(/1/).................... $  (0.08)  $   (0.76)  $    (1.37)   $   (1.93)
                                ========   =========   =========     =========
Price range per share(/1/):
 Low........................... $  37.25   $   39.00   $    33.13    $   36.69
 High.......................... $  81.75   $   99.00   $    59.63    $   59.75
                                              Three months Ended
                                ------------------------------------------------
                                March 31,  June 30,   September 30, December 31,
                                  1998       1998         1998          1998
                                ---------  ---------  ------------- ------------
                                  (In thousands, except per share and stock
                                                 price data)
Total revenue.................. $  5,773   $   9,220   $   13,815    $  19,237
Costs and expenses:
 Operating costs...............    8,615      10,098       12,256       15,996
 Product development and
  engineering..................    3,573       3,891        4,588        4,957
 Sales and marketing...........    3,500       4,356        4,978        5,257
 General and administrative....    2,874       2,925        3,112        3,518
 Cost and amortization of
  distribution agreements......   19,534      13,628       13,628       54,595
 Amortization of goodwill,
  intangible assets and
  deferred compensation and
  other acquisition-related
  costs........................       --          --           --        2,758
                                --------   ---------   ---------     ---------
Total costs and expenses.......   38,096      34,898       38,562       87,081
                                --------   ---------   ---------     ---------
Loss from operations...........  (32,323)    (25,678)     (24,747)     (67,844)
Interest and other income,
 net...........................    1,107         906        1,460        2,940
                                --------   ---------   ---------     ---------
Net loss....................... $(31,216)  $ (24,772)  $  (23,287)   $ (64,904)
                                ========   =========   =========     =========
Basic and diluted net loss per
 share(/1/).................... $  (0.14)  $   (0.11)  $    (0.10)   $   (0.28)
                                ========   =========   =========     =========
Price range per share(/1/):
 Low........................... $  10.25   $   14.88   $    11.75    $   17.25
 High.......................... $  19.06   $   28.63   $    27.47    $   42.38

--------
   (/1/) Share and per share data have been adjusted to reflect our two-for-one stock split effective June 1999.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

   None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

   The following table shows the name, age and position of each of our executive officers and directors as of March 31, 2000:

Name                     Age Position
----                     --- --------
George Bell.............  43 Chief Executive Officer, President and Director
Benjamin Addoms.........  37 President, Media and Marketing Services
David P. Bagshaw........  46 Senior Vice President and General Manager, Customer Care
Leilani T. Gayles.......  45 Senior Vice President, Human Resources
Kenneth A. Goldman......  50 Executive Vice President and Chief Financial Officer
Adam Grosser............  39 President, Subscriber Networks
Milo S. Medin...........  37 Senior Vice President and Chief Technology Officer
John L. O'Farrell.......  41 Executive Vice President, International
David G. Pine...........  41 Senior Vice President, General Counsel and Secretary
Byron Smith.............  38 Senior Vice President and General Manager, @Home Division
Mark Stevens............  40 Executive Vice President, Business Development
Thomas A. Jermoluk(1)...  43 Chairman of the Board
William R. Hearst
 III(1)(2)..............  50 Vice Chairman of the Board
C. Michael Armstrong....  61 Director
L. John Doerr(1)(3).....  48 Director
Raymond Liguori.........  42 Director
John C. Malone..........  59 Director
John C. Petrillo(2).....  50 Director
Brian L. Roberts........  40 Director
Edward S. Rogers........  66 Director
David M. Woodrow(3).....  54 Director

--------
(1) Member of the .Com committee

(2) Member of the audit committee

(3) Member of the compensation committee

   George Bell has served as Chief Executive Officer of Excite@Home since January 2000, and has served as President since May 1999. From January 1996 to May 1999, Mr. Bell was Chief Executive Officer of Excite. From 1991 to 1995, Mr. Bell was Senior Vice President of Times Mirror Magazines, publisher of special interest magazines, where he held direct operating responsibility for several sporting publications as well as that company's multimedia initiatives. Prior to joining Times Mirror Magazines in 1991, Mr. Bell was a producer and writer of conservation and adventure documentaries for ABC, CBS, National Geographic and the Discovery Channel and has won four national Emmy Awards. He was the Chairman of Governor Wilson's California Privacy Committee to establish privacy standards on the Internet. Mr. Bell holds a B.A. degree in English from Harvard.

   Benjamin Addoms has served as President, Media and Marketing Services of Excite@Home since September 1999, and he served as Senior Vice President Sales and Account Management from May 1999 to September 1999. From April 1997 to May 1999, he was Executive Vice President of Strategic Customer Management at MatchLogic, Inc., now a subsidiary of Excite@Home. From 1994 to April 1997, Mr. Addoms was Senior Vice President of Database Development for The Polk Company, where he was responsible for the acquisition and creation of a consumer database. Mr. Addoms holds a B.A. degree from Wesleyan University.

   David P. Bagshaw has served as Senior Vice President and General Manager of Customer Care of Excite@Home since April 1999, and he served as Vice President and General Manager of our @Media Group from September 1996 to April 1999. From 1987 to August 1996, he held various positions with Silicon Graphics, most recently as Vice President of Marketing, and was responsible for various marketing organizations and activities, including communications, public relations, business development, application developer support and product marketing. Mr. Bagshaw holds B.S. and M.S. degrees in mechanical engineering and an M.B.A. degree, each from Stanford University.

   Leilani T. Gayles is our Senior Vice President, Human Resources and has served with Excite@Home since October 1997. From October 1995 until October 1997, she was a human resources consultant to a variety of companies. From February 1985 until June 1995, she held various management positions at Silicon Graphics, most recently Vice President, Human Resources. Ms. Gayles holds a B.S. degree in organizational behavior from the University of San Francisco.

   Kenneth A. Goldman is our Executive Vice President and Chief Financial Officer and has served with Excite@Home since July 1996. From July 1992 to July 1996, he was Senior Vice President and Chief Financial Officer of Sybase, Inc., a database software and services company. From 1989 to July 1992, Mr. Goldman was Vice President of Finance and Administration and Chief Financial Officer at Cypress Semiconductor Corporation, a semiconductor manufacturer. Mr. Goldman serves on the board of directors of One World Systems. He holds a B.S. degree in electrical engineering from Cornell University and an M.B.A. degree from Harvard University.

   Adam Grosser has served as President, Media and Marketing Services of Excite@Home since September 1999, and he served as Vice President, Product Development from February 1997 to September 1999. Mr. Grosser co-founded Catapult Entertainment, Inc., a provider of networking services for personal computers and console video games, in April 1994, and was President and Chief Executive Officer of Catapult until that company was sold in November 1996. From August 1993 to April 1994, Mr. Grosser was the Senior Vice President of New Media at Sony Pictures. Mr. Grosser holds a B.A. in product design, an M.S in engineering and an M.B.A. degree, each from Stanford University.

   Milo S. Medin co-founded Excite@Home in June 1995, has served as Senior Vice President and Chief Technology Officer since March 1998, and served as Vice President, Networks from June 1995 until March 1998. From 1985 to June 1995, he was employed at the NASA Ames Research Center, where he was responsible for a variety of wide area networking projects, including the use of Internet technology to interconnect NASA facilities and researchers at over 200 sites in 16 countries.. Mr. Medin studied computer science at the University of California at Berkeley.

   John L. O'Farrell is our Executive Vice President, International and has served with Excite@Home since April 1997. From August 1995 to April 1997, he was President of U S WEST Interactive Services, Inc., an Internet content development company. From March 1992 to August 1995, he held various positions with US West, Inc., including most recently as Vice President, Corporate Strategy. Mr. O'Farrell holds a B.E.E. degree from University College Dublin, Ireland and an M.B.A. degree from Stanford University.

   David G. Pine is our Senior Vice President and General Counsel and Secretary and has served with Excite@Home since April 1996. From 1990 to March 1996, he was Vice President, General Counsel and Secretary of Radius Inc., a manufacturer of Macintosh computer peripherals. Mr. Pine holds an A.B. degree in government from Dartmouth College and a J.D. degree from the University of Michigan Law School.

   Byron Smith has served as Senior Vice President and General Manager, @Home Division, of Excite@Home since January 2000. From January 1999 to January 2000, Mr. Smith was Vice President, Long Distance of AT&T's Consumer Services Division, where he was responsible for AT&T's consumer long distance strategy and marketing. From 1994 to January 1999, Mr. Smith held various positions with GTE Wireless, most recently Vice President of Sales, where he was responsible for all sales, distribution and gross margin. Mr. Smith holds a B.S. degree in economics and political science from Middle Tennessee State University, and an M.B.A. degree from the University of Chicago.

   Mark C. Stevens has served as Executive Vice President of Corporate and Business Development of Excite@Home since May 1999, and he served in the same capacity at Excite from January 1999 until May 1999. From 1983 until January 1999, he was in private practice with the Silicon Valley law firm of Fenwick & West LLP, where he had been a partner since 1989. Mr. Stevens received his B.S. degree in mathematics from Santa Clara University, and his J.D. from Northwestern University.

   Thomas A. Jermoluk has been Chairman of the Board of Excite@Home since July 1996, served as Chief Executive Officer from July 1996 to January 2000 and as President from July 1996 to May 1999. From 1988 to July 1996, he held various positions with Silicon Graphics, Inc., a visual computing company, most recently as President. From October 1993 to August 1996, he was a director of Silicon Graphics. Mr. Jermoluk holds B.S. and M.S. degrees in computer science from Virginia Tech.

   William R. Hearst III has been a director of Excite@Home since August 1995 and has served as Vice Chairman of the board of directors since July 1996. Mr. Hearst has been a general partner of KPCB, a venture capital firm, since January 1995. From May 1995 to July 1996, he was Chief Executive Officer of Excite@Home. He serves on the board of directors of Hearst-Argyle Television, Inc. and Juniper Networks, Inc. Mr. Hearst holds an A.B. degree in mathematics from Harvard University.

   C. Michael Armstrong has been a director of Excite@Home since May 1999. Mr. Armstrong has been Chairman of the Board and Chief Executive Officer of AT&T since November 1997. From 1992 to November 1997, he was Chairman and Chief Executive Officer of Hughes Electronics. Mr. Armstrong is Chairman of the President's Export Council and Chairman of the FCC Network Reliability and Interoperability Council. He is a member of the Council on Foreign Relations, the National Security Telecommunications Advisory Committees and the Defense Policy Advisory Committee on Trade. Mr. Armstrong is a director of Citicorp, Inc. Mr. Armstrong holds a B.S. degree in business and economics from Miami University in Ohio.

   L. John Doerr has been a director of Excite@Home since August 1995. Mr. Doerr has been a general partner of KPCB, a venture capital firm, since 1980. Mr. Doerr is also a director of Amazon.com, Inc., Intuit Inc., Healtheon/ WebMD, Homestore.com, Drugstore.com, Martha Stewart Living Omnimedia, Sun Microsystems, Inc. and Shiva Corp. He holds B.S. and M.S. degrees in electrical engineering and computer science from Rice University and an M.B.A. degree from Harvard University.

   Raymond Liguori has been a director of Excite@Home since November 1999. Mr. Liguori has held various positions with AT&T since April 1999, and currently serves as Financial Vice President of Mergers and Acquisitions and Assistant Treasurer of International. Mr. Liguori is a member of AT&T's Business Development Committee, which reviews acquisitions and divestitures greater than $5 million. From 1994 to April 1999, Mr. Liguori served as the Senior Latin American Telecom Analyst with Merrill Lynch in New York. Mr. Liguori holds a B.S. degree in finance/economics and a J.D. degree, both from Boston College, and an M.B.A degree from Harvard University.

   John C. Malone has been a director of Excite@Home since April 1997. Dr. Malone has been Chairman of Liberty Media Corporation since March 1999. From November August 1994 to March 1999, he held various positions with TCI, most recently as Chairman of the Board and Chief Executive Officer, and formerly as President. He is a director of AT&T, BET Holdings, Inc., USANi LLC, Cendant Corp. and Bank of New York Company. Dr. Malone holds a B.S. degree in electrical engineering and economics from Yale University and an M.S. degree in industrial management and a Ph.D. in operations research from Johns Hopkins University.

   John C. Petrillo has been a director of Excite@Home since May 1999. Mr. Petrillo has held various positions with AT&T since 1993, most recently Executive Vice President of Corporate Strategy and Business Development, in which capacity he is responsible for overall business strategy and the development of AT&T's online service and electronic messaging businesses, and formerly as President of AT&T's Business Communications Services unit, which provides worldwide long distance network services for business customers. He holds a B.S. in electrical engineering from Worcester Polytechnic Institute and a J.D. degree from Brooklyn Law School.

   Brian L. Roberts has been a director of Excite@Home since August 1996. Mr. Roberts has been President of Comcast, a cable systems company, since February 1990 and has served as a director of Comcast since 1987. He is Vice President and a director of Sural Corporation, a privately-held investment company. He is a director of Comcast Cable Communications, Inc., Comcast Cellular Corporation, Jones Intercable, Inc. and The Bank of New York Company. Mr. Roberts holds a B.S. degree in economics from the University of Pennsylvania.

   Edward S. Rogers has been a director of Excite@Home since January 2000, and formerly served as a director from July 1997 to June 1998. Mr. Rogers has served as President and Chief Executive Officer and as a director of Rogers Communications Inc., a telecommunications company, since 1979 and as Acting President and Chief Executive Officer of Rogers Cable Inc., a cable company and a wholly owned subsidiary of Rogers Communications, since April 1996. He is a director of Rogers Cantel Mobile Communications Inc. and the Toronto-Dominion Bank. He holds a B.A. degree in political science and economics from the University of Toronto and an LL.B from Osgoode Hall Law School.

   David M. Woodrow has been a director of Excite@Home since August 1996. Mr. Woodrow has held various positions with Cox Communications, Inc. since 1982, most recently as Executive Vice President of Business Development, and formerly as Senior Vice President of Broadband Services. Mr. Woodrow received B.S. and M.S. degrees in mechanical engineering from Purdue University, and a M.B.A. degree from the University of Connecticut.

   Compliance Under Section 16(a) of the Securities Exchange Act of
1934. Section 16 of the Exchange Act requires our directors and certain of our officers, and persons who own more than 10% of our common stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission and the Nasdaq National Market. Such persons are required by Securities and Exchange Commission regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us and written representations from these officers and directors, we believe that all Section 16(a) filing requirements were met during fiscal 1999, except that one Form 4 for Robert Lerner due March 1999 was filed late.

Item 11. Executive Compensation

   The following table provides compensation awarded to, earned by or paid for services rendered to Excite@Home in all capacities during 1997, 1998 and 1999 by our Chief Executive Officer and our four other most highly compensated executive officers who earned at least $100,000 in 1999 and who were serving as executive officers at the end of 1999. We did not grant any other compensation, restricted stock awards or stock appreciation rights to these individuals in 1997, 1998 and 1999.

                           Summary Compensation Table

                                                   Long-Term
                                     Annual       Compensation
                                  Compensation       Awards
                                ----------------- ------------
                                                   Securities
Name and Principal                        Annual   Underlying     All Other
Position                   Year  Salary   Bonus     Options    Compensation(1)
------------------         ---- -------- -------- ------------ ---------------
Thomas A. Jermoluk........ 1999 $500,000 $200,000         --       $1,299
 Chairman of the Board of
  Directors(2)             1998  500,000  250,000  1,000,000        1,938
                           1997  500,000  200,000         --        1,377

Kenneth A. Goldman........ 1999  250,000   82,500    140,000        1,924
 Executive Vice President
  and                      1998  250,000   50,000    250,000        1,566
 Chief Financial Officer   1997  250,000   50,000         --        1,479

David P. Bagshaw.......... 1999  250,000   46,875     65,000        1,189
 Senior Vice President and
  General Manager,         1998  250,000   50,000    160,000        1,566
 Customer Care             1997  250,000   40,000     50,000          867

Dean A. Gilbert........... 1999  225,000   48,750    180,000          647
 Senior Vice President and
  General Manager,         1998  225,000   45,000    150,000          816
 @Home Division(3)         1997  202,068   30,000    100,000          425

Donald P. Hutchison....... 1999  270,000   46,875    100,000          752
 Senior Vice President and
  General Manager,         1998  241,666   50,000    260,000          918
 @Work Group(4)            1997  201,203   25,000    900,000          714

--------
(1) Represents life insurance premiums paid by Excite@Home.

(2) Mr. Jermoluk served as President until May 1999 and as Chief Executive Officer until January 2000.

(3) Mr. Gilbert resigned his position in March 2000.

(4) Mr. Hutchison resigned his position in January 2000 and left Excite@Home in March 2000.

   George Bell became President in May 1999 and Chief Executive Officer in January 2000 and is compensated at an annual rate of $350,000 with bonuses of up to $175,000 per year.

Stock Option Grants in 1999

   The following table provides information regarding each stock option grant during 1999 to the executive officers named in the Summary Compensation Table above.

   Each option included in the following table was granted at an exercise price equal to the fair market value of our Series A common stock on the date of grant. Each option becomes exercisable at the rate of 2.083% of the shares subject to that option per month over a period of 48 months. Each option has a term of ten years, subject to earlier termination within 90 days after the termination of the optionee's employment or consultancy relationship with us.

   The potential realizable value is calculated based on the term of the option at its time of grant, compounded annually. The 5% and 10% assumed annual rates of compounded stock price appreciation are required by the rules of the Securities and Exchange Commission, and do not represent our estimates or projections of our future stock prices. Actual gains, if any, on option exercises are dependent on future performance of our Series A common stock and overall market conditions. The potential realizable values shown in this table may never be achieved.

                               Individual Grants

                                                                      Potential Realizable
                                     Percentage                         Value at Assumed
                         Number of    of Total                       Annual Rates of Stock
                           Shares     Options    Exercise            Price Appreciation for
                         Underlying  Granted to   Price                   Option Terms
                          Options   Employees in   Per    Expiration ----------------------
Name                      Granted   Fiscal Year   Share      Date        5%         10%
----                     ---------- ------------ -------- ---------- ---------- -----------
Thomas A. Jermoluk......        0        --           --        --           --          --
Kenneth A. Goldman......  100,000        .5%      $59.47   4/19/09   $3,739,961 $ 9,477,795
                           40,000        .2        34.63   8/10/99      871,019   2,207,333
David P. Bagshaw........   40,000        .2        59.47   4/19/09    1,495,984   3,791,118
                           25,000        .1        34.63   8/10/09      544,387   1,379,583
Dean A. Gilbert.........  120,000        .6        59.47   4/19/09    4,487,953  11,373,354
                           60,000        .3        34.63   8/10/09    1,306,529   3,311,000
Donald P. Hutchison.....  100,000        .5        59.47   4/19/09    3,739,961   9,477,795

Aggregated Option Exercises in 1999 and Year-End Option Values

   The following table provides information concerning stock option exercises by each of the executive officers named in the Summary Compensation Table above who exercised options during the fiscal year ended December 31, 1999 and information concerning unexercised options held by these officers at the end of 1999. The value realized represents the difference between the deemed fair value of our Series A common stock used by us for accounting purposes and the exercise price of the option. The value of unexercised in-the-money options is based on the closing price of our Series A common stock on December 31, 1999 of $42.88 per share, minus the exercise price, multiplied by the number of shares issuable upon exercise of the option.

                                                  Number of Securities       Value of Unexercised
                                                 Underlying Unexercised      In-the-Money Options
                           Shares                  Options at Year-end            at Year-end
                         Acquired on   Value    -------------------------- -------------------------
Name                      Exercise    Realized  Exercisable  Unexercisable Exercisable Unexercisable
----                     ----------- ---------- -----------  ------------- ----------- -------------
Thomas A. Jermoluk......       --            --   250,000       250,000    $2,343,750   $2,343,750
Kenneth A. Goldman......   33,720    $1,736,217    67,527       288,753     1,007,468    3,945,845
David P. Bagshaw........       --            --   107,705(1)    167,295     2,293,133    2,883,427
Dean A. Gilbert.........   66,101     2,444,809    82,231(2)    261,668       429,808    4,062,434
Donald P. Hutchison.....       --            --   163,330       296,670     4,235,656    5,308,084

--------
(1) Of these shares, 18,750 are unvested and subject to a right of repurchase which lapses at a rate of 1,041 shares per month.

(2) Of these shares, 37,500 are unvested and subject to a right of repurchase which lapses at a rate of 2,083 shares per month.

Employment and Severance Agreements

   Employment Agreement with George Bell. In May 1999, we entered into an employment agreement with Mr. Bell, to become our President and a director. The agreement established Mr. Bell's initial annual base salary at $210,000 and provides for bonuses of up to $150,000 per year, based on the achievement of performance objectives agreed to between Mr. Bell and our board of directors. The term of the agreement is four years. The agreement provides that, in the event Mr. Bell is terminated without formal cause or is constructively terminated, he shall receive an amount equal to one year of base salary, the vesting of his options to purchase our Series A common stock shall accelerate by one year, and he shall be allowed to participate in our general benefit plans for one year following such termination. The agreement also restricts Mr. Bell from competing with us for a period of one year following termination of his employment with us. We will provide Mr. Bell with a standard benefits package, including pension, profit sharing, executive bonuses, stock purchases, stock options, health and vacations. Mr. Bell's employment is considered an "at-will" agreement. We or Mr. Bell may terminate the employment relationship at any time for any reason.

   Amendment to Employment Agreement with Thomas Jermoluk. In November 1999, we amended our employment agreement with Mr. Jermoluk dated July 19, 1996 to provide that, in contemplation of a potential restructuring of Excite@Home, the termination of Mr. Jermoluk's position as Chief Executive Officer of Excite@Home for any reason, including his resignation, would be treated as termination "without cause" under the employment agreement. Accordingly, Mr. Jermoluk received a lump sum payment of six months' salary upon his termination as Chief Executive Officer in January 2000, and our right to repurchase the shares of Series A common stock and Series K common stock sold to Mr. Jermoluk under the agreement lapsed.

   Severance Agreement with Donald Hutchison. In January 2000, we entered into a separation agreement with Mr. Hutchison, formerly the Senior Vice President and General Manager of our @Work division. This agreement provided that Mr. Hutchison would resign his position effective December 31, 1999 and his employment with us would terminate effective February 15, 2000, which we later extended to March 2000. We agreed that Mr. Hutchison's options to purchase our Series A common stock had vested with respect to 116,667 shares in accordance with the terms of a letter agreement dated February 10, 1997 between us and Mr. Hutchison. In addition, Mr. Hutchison received the same employee benefits, including salary, medical benefits and vesting of stock options, through the termination of his employment in March 2000.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The following table presents information as to the beneficial ownership of our common stock as of March 31, 2000 by:

  . each stockholder known by us to be the beneficial owner of more than 5% of our common stock;

  . each of our directors;

  . each executive officer listed in the Summary Compensation Table above;
    and

  . all of our executive officers and directors as a group.

   Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Unless indicated above, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Percentage ownership is based on 395,191,598 shares of common stock outstanding as of March 31, 2000. Shares of common stock subject to options or warrants exercisable on or before May 30, 2000 (within 60 days of March 31, 2000) are deemed to be outstanding and to be beneficially owned by the person holding such options or warrants for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless indicated above, the address for each director and executive officer listed below is At Home Corporation, 450 Broadway Street, Redwood City, CA 94063.

                                                           Percentage  Percentage of
                           Series A   Series B  Series K  Common Stock Voting Rights
                            Common     Common    Common   Beneficially   of Common
Name                        Stock    Stock (1)    Stock      Owned         Stock
----                      ---------- ---------- --------- ------------ -------------
5% Stockholders
AT&T Corp.(2)...........  63,720,000 30,800,000        --     23.9         55.2
Comcast Corporation(3)..  29,114,600         --        --      7.3          4.3
Cox Communications,
 Inc.(4)................  29,114,600         --        --      7.3          4.3
Cablevision Systems
 Corp.(5)...............  21,893,872         --        --      5.2          3.1

Directors and Executive
 Officers
Thomas A. Jermoluk(6)...   4,225,875         -- 1,083,334      1.3           *
Edward S. Rogers(7).....   4,336,925         --        --      1.1           *
William R. Hearst
 III(8).................   1,740,743         --        --       *            *
L. John Doerr(9)........   1,693,029         --        --       *            *
George Bell(10).........   1,310,932         --        --       *            *
Kenneth A. Goldman(11)..     659,542         --        --       *            *
Dean A. Gilbert(12).....     526,241         --        --       *            *
Donald P.
 Hutchinson(13).........     481,225         --        --       *            *
John L. O'Farrell(14)...     469,192         --        --       *            *
David P. Bagshaw(15)....     371,654         --        --       *            *
John C. Malone(16)......      14,950         --        --       *            *
David M. Woodrow(17)....       9,500         --        --       *            *
Brian L. Roberts(18)....       5,000         --        --       *            *
All directors and
 executive officers as a
 group (22
 persons)(19)...........  18,308,170         -- 1,083,334      3.7          2.2

--------
  * Constitutes less than 1% of Excite@Home's outstanding common stock.

 (1) Our certificate of incorporation provides that each share of Series B common stock entitles its holder to 10 votes on all matters subject to a vote of stockholders to which that holder is entitled to vote. If our stockholders approve the proposed amendment to our certificate of incorporation, the holders of shares of Series B common stock (currently only AT&T) will be entitled to elect a majority of the board of directors.

 (2) Represents shares held by TCI Internet Holdings, Inc., a wholly-owned subsidiary of AT&T. The address of AT&T is 32 Avenue of the Americas, New York, New York 10013.

 (3) Represents shares held by Comcast PC Investments, Inc., a wholly owned subsidiary of Comcast Corporation. Comcast disclaims beneficial ownership of the shares held by Mr. Roberts. The address of Comcast is 1500 Market Street, 35th Floor, Philadelphia, Pennsylvania 19102.

 (4) Represents shares held by Cox @Home, Inc., a wholly owned subsidiary of Cox Communications, Inc. Cox disclaims beneficial ownership of the shares held by Mr. Woodrow. The address of Cox is 1400 Lake Hearn Drive, Atlanta, Georgia 30319.

 (5) Represents warrants held by CSC Parent Corporation, a wholly-owned subsidiary of Cablevision Systems Corporation, which are immediately exercisable with respect to 20,462,596 shares and which will become exercisable as to 1,431,276 shares when and to the extent certain cable systems are transferred to Cablevision from AT&T. The shares reported in the table above are subject to a stockholders' agreement, certain provisions of which are described under "Certain Relationships and Related Transactions." The address of Cablevision is 111 Stewart Avenue, Bethpage, New York 11714.

 (6) Includes options that are exercisable with respect to 354,166 shares of Series A common stock on or before May 30, 2000. Mr. Jermoluk is Chairman of the Board of Excite@Home, and formerly served as Chief Executive Officer of Excite@Home until January 2000 and as President until May 1999.

 (7) Includes warrants held by Rogers Communications Inc. which are currently exercisable with respect to 4,014,640 shares, and warrants held by Rogers Cable Inc. which are currently exercisable with respect to 322,285 shares. Mr. Rogers disclaims beneficial ownership of the shares held by these entities. Mr. Rogers is a director of Excite@Home.

 (8) Mr. Hearst is the Vice Chairman of the board of directors of Excite@Home.

 (9) Includes 622,247 shares held by trusts for which Mr. Doerr disclaims beneficial ownership except to the extent of any indirect pecuniary interest therein. Mr. Doerr is a director of Excite@Home.

(10) Includes options that are exercisable with respect to 1,251,927 shares on or before May 30, 2000. Mr. Bell is Chief Executive Officer, President and a director of Excite@Home.

(11) Includes options that are exercisable with respect to 116,484 shares on or before May 30, 2000, and 73,334 shares which are subject to a right of repurchase which lapses at a rate of 18,333 shares per month. Mr. Goldman is Executive Vice President and Chief Financial Officer of Excite@Home.

(12) Includes options that are exercisable with respect to 82,021 shares on or before May 30, 2000 (of which 27,084 shares would be subject to a right of repurchase if exercised). Mr. Gilbert was formerly Senior Vice President and General Manager, @Home Division of Excite@Home.

(13) Includes options that are exercisable with respect to 186,869 shares on or before May 30, 2000. Mr. Hutchison was formerly Senior Vice President and General Manager, @Work Division of Excite@Home.

(14) Includes options that are exercisable with respect to 106,662 shares on or before May 30, 2000 (of which 13,542 shares would be subject to a right of repurchase if exercised), and 137,500 shares which are subject to a right of repurchase which lapses at a rate of 11,458 shares per month. Mr. O'Farrell is Executive Vice President, International of Excite@Home.

(15) Includes options that are exercisable with respect to 153,222 shares on or before May 30, 2000. If exercised, 13,542 of these shares will be subject to a right of repurchase by Excite@Home that will lapse as to 1,041 shares per month. Mr. Bagshaw is Senior Vice President and General Manager Customer Care of Excite@Home.

(16) Dr. Malone is a director of Excite@Home.

(17) Mr. Woodrow is the Executive Vice President of New Business Development of Cox, but disclaims beneficial ownership of the shares held by Cox. Mr. Woodrow is a director of Excite@Home.

(18) Mr. Roberts is the President of Comcast, but disclaims beneficial ownership of the shares held by Comcast. Mr. Roberts is a director of Excite@Home.

(19) Includes the shares described in all footnotes above relating to directors and executive officers, plus (a) an additional 1,472,511 shares of Series A common stock held by seven other executives officers, of which 107,268 were subject to repurchase at March 31, 2000, and (b) options that are exercisable with respect to 2,301,783 shares of Series A common stock on or before May 30, 2000 (of which 16,250 shares would be subject to a right of repurchase by Excite@Home if exercised).

Voting Agreements Involving 5% Stockholders

   Arrangement with Rogers and Shaw. Shares held by AT&T, Comcast and Cox were formerly subject to a voting agreement with Rogers and Shaw under which AT&T, Comcast and Cox agreed to use their reasonable best efforts to cause a single representative designated jointly by Rogers and Shaw to be nominated for election to the board and an additional jointly designated representative to be afforded the right to attend all meetings of the board as a nonvoting observer. This agreement terminated in 1998. However, although Rogers and Shaw no longer hold contractual rights under this agreement, the parties to this agreement have decided for now to continue to vote in favor of electing a designee of Rogers and Shaw to the board, currently Mr. Rogers.

   Stockholders' Agreement. Each of the shares reported by AT&T, Comcast, Cox and Cablevision in the table above are subject to the provisions of a stockholders' agreement. Among other things, the stockholders' agreement provides that each principal stockholder will vote all of its shares of our voting stock in favor of any action required by the stockholders' agreement, including the election of our Chief Executive Officer to the board of directors, and that any holder of Series B common stock, all of which is currently owned by AT&T, will vote all such shares in favor of the election of certain designees of AT&T, Comcast and Cox to the board as Series B Directors as follows:

  . Comcast will be entitled to designate one director so long as it owns at least 5 million shares of common stock;

  . Cox will be entitled to designate one director so long as it owns at least 5 million shares of common stock; and

  . AT&T will be entitled to designate three directors so long as it owns at least 7.7 million shares of Series B common stock, two directors so long as it owns at least 6.4 million shares of Series B common stock and one director so long as it owns at least 5 million shares of Series B common stock.

   In addition, the stockholders' agreement provides, if Cablevision so requests, that we and the principal stockholders are required to take such commercially reasonable actions as are required to cause a designee of Cablevision to be appointed as a common stock director and that each principal stockholder will vote all of its shares of our voting stock in favor of the election of the Cablevision designee as a common stock director so long as Cablevision beneficially owns at least 5 million shares of common stock.

   If the transactions contemplated by the recently announced agreements with our principal cable partners become effective, Comcast and Cox will waive most of their rights under this agreement, including the right to each designate one Series B director.

Item 13. Certain Relationships and Related Transactions

   Other than the transactions described in "Executive Compensation" above, employment contracts, compensatory plans or arrangements and similar arrangements not required to be reported and the transactions described below, there has not been since January 1, 1999, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

  . in which the amount involved exceeded or will exceed $60,000; and

  . in which any director, executive officer, holder of more than 5% of our common stock or any member of his or her immediate family had or will have a direct or indirect material interest.

Letter Agreement and Term Sheets with AT&T, Comcast and Cox

   On March 28, 2000, we entered into a letter agreement and term sheets with AT&T, Comcast and Cox, our principal cable partners. Among other things, this agreement provides for the extension of our relationship with AT&T until June 4, 2008, and the extension of our relationship with Comcast and Cox until June 4, 2006, upon the expiration of our existing master distribution agreement and local cable operator agreements beginning on June 4, 2002, and a reorganization of our corporate governance. The letter agreement contemplates that the parties will enter into definitive agreements covering these transactions; however, if these definitive agreements are not entered into by June 26, 2000, then the letter agreement and attached term sheets will constitute the definitive agreement. The following is a summary of the letter agreement and term sheets. You can find more information by reviewing the agreement and term sheets in their entirety, which are filed as an exhibit to our current report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2000.

   Effect on Existing Agreements. Under the letter agreement, the existing master distribution agreement and local cable operator agreements between us and our principal cable partners remain in effect until June 4, 2002. However, Comcast or Cox may terminate the mutual exclusivity obligations of the existing master distribution agreement, or the entire agreement and the local cable operator agreements, at any time on or after June 4, 2001 by providing at least 6 months' prior written notice. The termination would take effect on the June 4 or December 4 next occurring after the expiration of the notice period. The letter agreement provides that, in the event of such a termination, we and the terminating party will commence executing a transition plan which involves the transfer of certain subsystems and network elements to the terminating party. In the event of such a termination by Comcast, any right of repurchase that applies to shares of our Series A common stock held by Comcast will lapse. Additionally, Comcast may terminate the exclusivity obligations of the existing master distribution agreement at any time if required to do so by Microsoft under an agreement between these companies, but in this event shares of our Series A common stock held by Comcast would be subject to a right of repurchase by us as provided in the existing master distribution agreement.

   Distribution Arrangements After June 4, 2002. The letter agreement provides that beginning June 4, 2002, we will provide AT&T, Comcast and Cox with platform-connectivity services used in delivering their high-speed residential Internet access services over their United States cable systems. This agreement will not prevent each cable partner from offering a choice of Internet access service providers and portals on its high-speed Internet system. Additionally, each of these cable partners will make our portal available for selection, and will display our portal prominently, on its high-speed residential Internet access start page. These cable partners have agreed not to remarket any alternative portal to existing Excite@Home subscribers as of June 4, 2002. Each of these cable partners will pay us a marketing fee, on a "most favored nations" basis, for each new subscriber that we induce to use such cable partner's Internet access service, and we will pay a marketing fee to these cable partners for each of their Internet access subscribers that chooses our portal. In addition, AT&T and we have agreed to work together to deliver services to consumers via advanced television, narrowband initiatives and, subject to negotiation with AT&T Wireless Group, wireless services.

   Comcast or Cox may terminate the new master distribution agreement at any time on or after June 4, 2002, by providing six months' prior written notice. The termination would take effect on the June 4 or December 4 next occurring after the expiration of the notice period. Upon termination, the terminating party would forfeit all or a portion of the warrants that it received under this agreement, as described below, and we and the terminating party would commence executing a transition plan which involves the transfer of certain subsystems and network elements to the terminating party. Regardless of whether Comcast or Cox terminates the existing or new master distribution agreement, Comcast and Cox each have the right to negotiate commercial arrangements with us, on a most favored nations basis so long as at least 50% of such party's broadband residential Internet access subscribers use our platform/connectivity service, or otherwise on terms reasonably comparable to those offered to other parties.

   Issuance of New Warrants and Conversion of Shares. Upon the execution of the letter agreement, we granted to AT&T, Comcast and Cox warrants to purchase two shares of our Series A common stock for each home passed by their respective cable systems. The exercise price for these warrants is $29.54 per underlying share. AT&T's warrants will become 100% vested and exercisable on June 4, 2002, subject to limited exceptions, and subject to volume limitations on disposition of the underlying shares at a rate of 16.67% per year. Warrants issued to Comcast and Cox will vest as to 1/6 of the total shares on June 4, 2001 and as to an additional 1/12 each six months thereafter so long as the existing master distribution agreement, the letter agreement or superceding definitive agreements, as applicable, have been continuously in effect up to such date. We will also grant additional warrants for increases in homes passed, and each warrant granted by us will be subject to forfeiture based on decreases in homes passed or for failure to bring new systems in compliance with the distribution provisions of this agreement. Upon the effectiveness of these transactions, AT&T's warrants will instead become exercisable for one share of Series A common stock and one share of Series B common stock for each home passed. We will incur accounting charges with respect to these warrants, although we have not yet determined the exact accounting treatment with respect to these charges.

   In addition, upon the effectiveness of these transactions, we will issue to AT&T one share of our Series B common stock, each share of which entitles its holder to 10 votes, in exchange for each share of our Series A common stock surrendered by AT&T to us, up to a maximum number of shares equal to the number of shares subject to the AT&T warrant described above. We expect to issue approximately 50 million shares of our Series B common stock in this exchange, which, when considered together with the above warrants, would result in AT&T holding approximately 25% of the total outstanding shares of our common stock and approximately 74% of our voting power, each on a fully-diluted basis.

   Warrants to purchase approximately 8.9 million shares of our Series A common stock which Comcast acquired in connection with its acquisition of cable systems from Prime-Potomac, L.P., Prime-Chicago L.P., Jones Intercable Inc. and Garden State Cablevision L.P. will be amended to eliminate performance vesting conditions and will become exercisable in six-month increments over the original vesting terms of these warrants. The distribution agreements assumed by Comcast in connection with these warrants may be terminated by Comcast at the same time that it terminates the existing or new master distribution agreement.

   "Put" Rights Granted by AT&T to Comcast and Cox. Under the agreement, AT&T has granted Comcast and Cox the right to sell their shares of our Series A common stock to AT&T for a minimum price of $48 a share at any time between January 1, 2001, and June 4, 2002, up to a maximum of $1.5 billion for Comcast and $1.4 billion for Cox. If the average share price of our Series A common stock exceeds $48 for 15 days before and 15 days after either Comcast or Cox exercises its right to sell, the exercising party will receive the higher price per share, with the number of shares saleable to be reduced in accordance with the maximum obligations described above. Comcast and Cox have the right to take payment in cash or in shares of AT&T stock.

   Corporate Governance Changes. Upon the effectiveness of these transactions, Comcast and Cox will waive most of their rights under the current stockholders' agreement between those parties, us, AT&T and other Excite@Home stockholders, including the right to designate a director to our board. The designees of Comcast and Cox that are currently on our board will resign their board positions on the effective date of these transactions. We are seeking stockholder approval of an amendment to our fifth amended and restated certificate of incorporation, which will:

  . increase the number of shares of Series B common stock authorized for issuance, to provide for shares to be issued to AT&T in exchange for shares of Series A common stock, and to reserve shares for exercises of the warrants issued in these transactions;

  . provide that holders of shares of Series B common stock, voting together as a separate series, will be entitled to elect a majority of the board of directors, that holders of shares of Series A common stock, voting together as a separate series, will be entitled to elect two members of the board of directors, and that any additional directors will be elected by the holders of all outstanding shares of our common stock, voting together as a single class; and

  . eliminate all supermajority and unanimous board voting requirements, and instead provide that all board actions must be approved by the vote of a majority of the board of directors or the vote of a majority of relevant committee of the board.

In addition, AT&T has agreed that it will vote its shares of Series B common stock in favor of the election of the current Chief Executive Officer of Excite@Home as an additional director. The primary effect of these changes will be that AT&T will acquire voting control over all board actions, and Comcast and Cox will no longer have the right to veto a board action by voting together against a board action.

   Effectiveness of the Transactions. Completion of these transactions is subject to stockholder approval of an amendment to our fifth amended and restated certificate of incorporation, receipt of any required approval by the Nasdaq Stock Market and receipt of any other consents, approvals and waivers as are necessary to complete these transactions in a manner that results in the economic effects contemplated by these transactions. If these transactions do not become effective on or before September 30, 2000, then any party to the letter agreement, other than a party whose failure to comply with its obligations has caused this delay, may terminate this agreement.

Other Agreements with our Cable Partners

   Backbone capacity contract with AT&T. In December 1998, we entered into an agreement with AT&T to create a nationwide Internet protocol network utilizing AT&T's backbone to cost-effectively support broadband services throughout North America. Under this agreement, we paid AT&T fees of $57 million in 1999 and we will pay AT&T fixed fees of $45 million in 2000, as well as recurring maintenance fees, which will total approximately $5 million in 2000, over the 20-year term of the agreement. We amended this agreement to provide that we would pay AT&T an additional $4 million in fees under this agreement. We amended this agreement again in September 1999 to provide that, in exchange for AT&T assuming up to an additional $10.5 million in expenses under an agreement assumed from us by AT&T, we would pay AT&T an additional $8 million in fees during 1999.

   Issuance of a warrant to InterMedia in 1999 and transfer of shares to AT&T. In January 1999, we issued a warrant to InterMedia Partners IV L.P. to purchase up to 2.5 million shares of our Series A common stock at an exercise price of $5.25 per share. This warrant was issued in connection with a new distribution agreement entered into in January 1999. This warrant vested and became exercisable with respect to approximately 2.3 million shares based on homes passed by InterMedia's cable systems and new subscribers to the @Home service. In October 1999, AT&T acquired InterMedia's cable system in Nashville, Tennessee. Pursuant to the agreement, InterMedia transferred warrants to purchase approximately 1 million shares upon the completion of this acquisition to AT&T, which warrants are vested with respect to approximately 560,000 shares and the remainder of which will vest if certain targets for homes passed and new subscribers are met.

   Agreement with Jupiter Communications and Sumitomo Corporation. In April 1999, we announced an agreement with Jupiter Communications and Sumitomo Corporation to form Excite@Home Japan, a joint venture to launch our first service offering in Asia. We own 43% of the joint venture, Jupiter owns 36%, and Sumitomo owns 21%. In addition, we will receive up to $7.5 million in start-up fees and 12.5% of the total subscription fees paid by Excite@Home Japan subscribers. The warrants become exercisable upon the satisfaction of milestones based upon upgrades to the cable infrastructure and development of subscriber and partner relationships. The Liberty Media Corporation, which is controlled by AT&T, owns 40% of Jupiter.

   Excite Promotion, Distribution and License Agreement with AT&T. In March 1998, Excite and AT&T entered into an agreement which provides for the promotion of AT&T on Excite's web sites. This agreement was amended on January 15, 1999 and April 1, 1999 to revise certain performance and payment terms. We assumed this agreement in connection with our acquisition of Excite in May 1999. Under the amended agreement, we are obligated to develop and make available a co-branded web site with AT&T and provide ad-serving services on this web site. We are also obligated to provide AT&T branded text links and banner advertisements on Excite's web sites and technical assistance to AT&T related to trials of its voice-based Internet services, including AT&T Chat 'N Talk. In addition, we are responsible for providing MatchLogic services including targeted e-mail, user research and promotional campaign services. In 1999, AT&T paid us cash and provided services totaling approximately $5 million in exchange for our services under this agreement.

   @Work Internet Agreement with AT&T. In July 1999, we entered into an agreement with TCI Cable Management Corporation, a subsidiary of AT&T, covering the offering of commercial Internet services to businesses using AT&T's cable infrastructure and our network infrastructure. These services include connectivity to a subscriber's local area network, multiple workstation support, use of Excite@Home content and our browser, domain name registration, and email access and support. Under the agreement, AT&T is obligated to pay us a monthly fee of 50% of its gross monthly recurring subscription fees for these services. Although AT&T is responsible for providing certain equipment in connection with subscribers' use of the services, AT&T may require us to assume this obligation on a cost-plus basis. AT&T and we have also agreed to cooperate in marketing and selling the service, and we will receive certain fees in connection with our sales activities. AT&T is entitled to "most favored nation" terms with respect to the services covered by the agreement. This agreement with AT&T will remain in effect until June 30, 2002, subject to earlier termination in certain circumstances, including on 90 days written notice by AT&T at any time after the completion of the first nine months of the agreement. In 1999, revenues recorded by us under this agreement were insignifcant.

   Web Hosting Agreement with AT&T. In September 1999, we entered into an agreement with a subsidiary of AT&T in connection with the offering of shared web hosting services to small and medium-sized businesses marketed under the AT&T brand. Under this agreement, we design and develop the web hosting services, and receive a wholesale fee from AT&T for each subscriber to this service. In 1999, we received $100,000 in set-up fees and recorded less than $100,000 in Web hosting revenues under this agreement.

   Sublease with Comcast. In January 2000, we entered into a sublease agreement with Comcast Online Communications, Inc., a subsidiary of Comcast, covering approximately 19,000 square feet of office space in Bala Cynwyd, Pennsylvania. Monthly rent equals $33,250 and the sublease will expire on June 30, 2003.

   Mobile Channel Agreement with AT&T Wireless. In March 2000, we entered into an agreement with AT&T Wireless to provide Excite@Home content to subscribers of AT&T Wireless' PocketNet Service. Under the agreement, AT&T Wireless will offer Excite@Home content on the PocketNet Service, and we will promote the PocketNet Service on our www.excite.com website.

   Professional Services Agreement with AT&T. In April 2000, we entered into a Professional Services Agreement to retain AT&T Solutions Inc., a subsidiary of AT&T, to assist us with various projects relating to our network infrastructure including email stabilization support, HVAC/power stabilization support, operations planning and staff augmentation, the preparation of service level agreements, and the review of possible outsourcing options. We anticipate AT&T will complete these projects within 45 days, although we are free to terminate the agreement any time. Total fees under the agreement are anticipated to total approximately $2.0 million.

   Other Transactions. Additionally, we received revenues from AT&T, Comcast and Cox of $475,000, $442,000 and $185,000 for wholesale connectivity and access services and other miscellaneous services.

   Certain Other Related Party Revenues Received During 1999. During 1999, we received revenues under the following agreements entered into prior to 1999:

   1. Master Distribution Agreement with AT&T, Comcast, Cox and Cablevision--We recorded revenues in 1999 for services performed by us on behalf of each of these cable partners under this agreement of $338,000 from AT&T and $855,000 from Comcast, and the revenues we recorded from Cox and Cablevision were insignificant. We recorded expenses of approximately $215,000 in 1999 in connection with AT&T's provision of support services under this agreement.

   2. Agreement with TCG--We recorded expenses of approximately $6.5 million in 1999 in connection with TCG's services under this agreement.

   3. Set-top Device Agreement with AT&T--AT&T paid us approximately $8.1 million in 1999 under this agreement.

   4. @Work Remote Agreement with AT&T, Comcast and Cox--AT&T, Comcast and Cox paid us approximately $860,000, $270,000 and $270,000 in 1999 under this agreement.

   5. @Work Internet Agreement with Cox--Cox paid us approximately $371,000 in 1999 under this agreement.

The terms of each of these agreements were described in our proxy statement for our 1999 annual stockholders' meeting.

Agreements with our Executive Officers and Directors

   Loan to Mark Stevens. In March 1999, Excite loaned $1,000,000 to Mark Stevens, currently our Executive Vice President of Corporate and Business Development. We assumed the right to repayment under this loan in connection with our acquisition of Excite in May 1999. The loan bore interest at an average annual rate of 4.66%. Mr. Stevens repaid the remaining amount due under this loan in January 2000.

   Loan to Byron Smith. As part of our employment offer letter dated January 4, 2000 to Mr. Smith, our Senior Vice President of Marketing, we agreed to extend two loans of $150,000 each to assist Mr. Smith in the purchase of a home. Each loan will be made pursuant to a full recourse promissory note, to be secured by the home and the shares subject to Mr. Smith's stock options. The first loan will have a term of four years, and one fourth of the principal amount and accrued interest to date will be forgiven by us each year. The second loan will have a term of five years, with the principal due on the fifth anniversary of the loan or ninety days following the termination of Mr. Smith's employment with us. We will forgive the interest on this second loan each year. If Mr. Smith sells any of the shares subject to his stock options, all proceeds will first be applied against all unpaid principal and interest under the second loan. In addition, if Mr. Smith sells shares subject to his stock options after voluntary termination of his employment with us or termination by us for cause, proceeds will be applied against all unpaid principal and interest under both loans. The loans will bear interest at a rate to be determined, and will be available to Mr. Smith until January 4, 2001.

   Indemnification agreements with directors and executive officers. We have entered into indemnification agreements with certain of our directors and executive officers, including some that began serving as directors or executive officers within the past year. These agreements provide the maximum indemnity available to them under Section 145 of the Delaware General Corporation Law and under our bylaws, as well as certain additional procedural protections. These agreements provide generally that we will advance expenses incurred by directors and executive officers in any action or proceeding as to which they may be indemnified, and require us to indemnify such individuals to the fullest extent permitted by law.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a) The following documents are filed as part of this annual report:

    1. Financial Statements. See Index to Financial Statements at Item 8 on page 59 of this annual report.

    2. Financial Statement Schedules.

       Schedule II -- Valuation and Qualifying Accounts

                                                              As of December
                                                                    31,
                                                             ------------------
                                                              1999    1998 1997
                                                             -------  ---- ----
     Allowance for doubtful accounts:
      Balance at beginning of period........................ $   252  $ -- $ --
       Acquired allowance...................................   1,705    19   --
       Bad debt expense.....................................   3,203   190   --
       Write-offs, net of recoveries........................  (1,706)   43   --
                                                             -------  ---- ----
      Balance at end of period.............................. $ 3,454  $252 $ --
                                                             =======  ==== ====

    Omitted schedules are not applicable or the required information is shown in the consolidated financial statements and notes thereto.

    3. Exhibits. The following exhibits are filed as part of, or are incorporated by reference into, this annual report:

                                                 Incorporated by Reference
                                             ----------------------------------
 Exhibit    Exhibit
 Number   Description                        Form File No.  Exhibit Filing Date
 ------- ---------------------------------   ---- --------- ------- -----------
 2.01    Agreement and Plan of Merger,       8-K     --       2.1    01/14/99
         dated December 17, 1998, between
         the Registrant and Narrative
         Communications Corp.

 2.02    Agreement and Plan of               S-4  333-77151  2.01    04/27/99
         Reorganization, dated January 19,
         1999, between the Registrant and
         Excite, Inc.

 2.03    Agreement and Plan of Merger,       13D     --      99.A    08/02/99
         dated as of July 12, 1999,
         between the Registrant and iMALL,
         Inc.

 2.04    Agreement and Plan of Merger,       10-K    --      2.04    03/30/00
         dated October 27, 1999, between
         the Registrant and Webshots
         Corporation.

 2.05    Agreement and Plan of Merger,       10-Q    --      2.01    11/15/99
         dated October 23, 1999, between
         the Registrant and Hartford
         House, Ltd.

 3.01    Fifth Amended and Restated          S-8  333-79883  4.01    06/03/99
         Certificate of Incorporation of
         the Registrant, filed with the
         Delaware Secretary of State on
         May 28, 1999.

 3.02    Second Amended and Restated         S-1  333-27323  3.05    06/20/97
         Bylaws of the Registrant, as
         adopted on July 16, 1997.
 3.03    Certificate of Designation of       10-K    --      3.03    03/30/00
         Series A non-voting convertible
         preferred stock of the
         Registrant, filed with the
         Delaware Secretary of State on
         December 13, 1999.

                                                 Incorporated by Reference
                                             ----------------------------------
 Exhibit    Exhibit
 Number   Description                        Form File No.  Exhibit Filing Date
 ------- ---------------------------------   ---- --------- ------- -----------

  3.04   Certificate of Designation of       S-3  333-31530  4.04    03/02/00
         Series B non-voting convertible
         preferred stock of the
         Registrant, filed with the
         Delaware Secretary of State on
         February 9, 2000.

  3.05   Certificate of Designation of       S-3  333-31530  4.05    03/02/00
         Series C non-voting convertible
         preferred stock of the
         Registrant, filed with the
         Delaware Secretary of State on
         February 9, 2000.

  4.01   Form of certificate representing    S-1  333-27323  4.05    03/31/99
         shares of the Registrant's Series
         A common stock.

  4.02   Indenture, dated December 28,       10-K    --      10.38   03/31/99
         1998, between the Registrant and
         State Street Bank and Trust
         Company of California, N.A., as
         trustee (contains form of note).

  4.03   Registration Rights Agreement,      10-K    --      10.39   03/31/99
         dated December 28, 1998, between
         the Registrant and Merrill Lynch
         & Co., Merrill Lynch, Pierce,
         Fenner & Smith Incorporated,
         Morgan St Goldman and Sachs & Co.

  4.04   Indenture, dated as of December     S-3  333-32228  4.03    03/10/00
         1, 1999, between the Registrant
         and State Street Bank and Trust
         Company of California, N.A., as
         trustee (contains form of note).

  4.05   Registration Rights Agreement,      S-3  333-32228  4.04    03/10/00
         dated December 1, 1999, between
         the Registrant and Morgan Stanley
         & Co. Incorporated, Goldman Sachs
         & Co., Deutsche Bank Securities
         Inc., Donaldson Lufkin & Jenrette
         Securities Corporation, Hambrecht
         & Quist LLC and BancBoston
         Robertson Stephens Inc.

  4.06   Third Amended and Restated          S-1  333-27323  4.01    05/16/97
         Registration Rights Agreement,
         dated April 11, 1997, among the
         Registrant and the parties
         indicated therein.
  4.07   Amended and Restated                S-1  333-27323  4.04    06/20/97
         Stockholders' Agreement, dated
         August 1, 1996, among the
         Registrant and the parties
         indicated therein, as amended on
         May 15, 1997.

  4.08   Letter Agreement and Term Sheet,    8-K     --      10.01   10/22/97
         dated as of October 2, 1997 and
         amended as of October 10, 1997,
         among the Registrant, Cablevision
         Systems Corporation, CSC Parent
         Corporation, Comcast Corporation,
         Cox Enterprises, Inc., Kleiner
         Perkins Caufield & Byers and
         Tele-Communications, Inc.

  4.09   Letter Agreement, dated April 7,    AT&T    --       13     04/13/99
         1999, among the Registrant, AT&T    13D
         Corp., Tele-Communications, Inc.,
         Cox Communications, Inc. and
         Cox@Home, Inc.

  9.01   Voting Agreement, dated April 11,   S-1  333-27323  9.01    05/16/97
         1997 among the Registrant, TCI
         Internet Holdings, Inc., Comcast
         PC Investments, Inc., Cox
         Teleport Providence, Inc., Rogers
         Cablesystems Limited and Shaw
         Cablesystems Ltd.

 10.01   Form of Indemnification Agreement   S-1  333-27323  10.09   05/16/97
         between the Registrant and
         certain of its directors and
         executive officers.*

 10.02   Description of the Registrant's     10-K    --      10.13   02/19/99
         1998 Executive Incentive Plan.*

                                             Incorporated by Reference
                                     ------------------------------------------
 Exhibit    Exhibit
 Number   Description                   Form     File No.   Exhibit Filing Date
 ------- -------------------------   ---------- ----------- ------- -----------
 10.03   At Home Corporation 1996       S-1      333-27323   10.10   05/16/97
         Incentive Stock Option
         Plan.*

 10.04   At Home Corporation 1996       S-1      333-27323   10.11   05/16/97
         Incentive Stock Option
         Plan No. 2.*

 10.05   At Home Corporation 1997       S-8      333-81477   4.05    06/24/99
         Equity Incentive Plan,
         amended as of April 16,
         1999.*

 10.06   At Home Corporation 1997       S-8      333-60037   4.08    07/28/98
         Employee Stock Purchase
         Plan, amended as of
         May 13, 1998.*

 10.07   At Home Corporation 2000       S-8      333-31532   4.06-   03/02/00
         Equity Incentive Plan and                           4.09
         forms of related
         agreements.*

 10.08   Narrative Communications       S-8      333-81477   4.04    06/24/99
         Corp. 1998 Equity
         Incentive Plan, assumed
         by the Registrant as of
         December 30, 1998.*

 10.09   Narrative Communications       10-K        --       10.12   02/19/99
         Corp. 1995 Stock Option
         Plan.*

 10.10   Excite, Inc. 1995 Equity      Excite   333-2328-LA          03/11/96
         Incentive Plan.*               SB-2

 10.11   Excite, Inc. 1996 Equity      Excite    333-59329   4.04    07/17/98
         Incentive Plan.*               S-8

 10.12   Excite, Inc. 1996             Excite   333-2328-LA          03/11/96
         Directors Stock Option         SB-2
         Plan.*

 10.13   Excite, Inc. 1996             Excite    333-59329   4.05    07/17/98
         Employee Stock Purchase        S-8
         Plan.*

 10.14   Classifieds2000, Inc.         Excite    333-52001   4.04    05/07/98
         1996 Stock Option Plan.*       S-8

 10.15   MatchLogic, Inc. 1997         Excite    333-46591   4.03    02/19/98
         Equity Compensation            S-8
         Plan.*

 10.16   Netbot, Inc. 1996 Stock     Excite S-8  333-41523   4.04    12/05/97
         Option Plan.*

 10.17   Throw, Inc. 1996 Stock        Excite    333-52001   4.03    05/07/98
         Option Plan.*                  S-8

 10.18   iMALL, Inc. 1997 Stock        iMALL     333-52905    4.1    05/15/98
         Option Plan.*                  S-8

 10.19   iMALL, Inc. 1999 Stock         S-8      333-90327   4.04    11/04/99
         Option Plan.*

 10.20   Hartford House, Ltd.           S-8      333-93339   4.03    12/22/99
         Amended and Restated 1999
         Stock Option/Stock
         Issuance Plan.*

 10.21   Kendara, Inc. 1999 Stock       S-8      333-31532   4.03-   03/02/00
         Plan and forms of related                           4.05
         agreements.*

 10.22   Employment Letter              S-1      333-27323   10.19   05/16/97
         Agreement, dated July 19,
         1996, between the
         Registrant and Thomas A.
         Jermoluk.*

 10.24   Restricted Stock Purchase      S-1      333-27323   10.14   05/16/97
         Agreement, dated July 31,
         1996, between the
         Registrant and Thomas A.
         Jermoluk for the purchase
         of Series A common
         stock.*

                                                 Incorporated by Reference
                                             ----------------------------------
 Exhibit    Exhibit
 Number   Description                        Form File No.  Exhibit Filing Date
 ------- ---------------------------------   ---- --------- ------- -----------
 10.25   Restricted Stock Purchase           S-1  333-27323  10.15   05/16/97
         Agreement, dated July 31, 1996,
         between the Registrant and Thomas
         A. Jermoluk for the purchase of
         Series K preferred stock.*

 10.26   Amendment of Employment             10-K    --      10.26   03/30/00
         Agreement, dated November 23,
         1999, between the Registrant and
         Thomas A. Jermoluk.*

 10.27   Employment Agreement, dated as of   10-K    --      10.27   03/30/00
         May 28, 1999, between the
         Registrant and George Bell.*

 10.28   Restricted Stock Purchase           S-1  333-27323  10.17   05/16/97
         Agreement, dated July 29, 1996,
         between the Registrant and Ken
         Goldman for the purchase of
         Series A common stock.

 10.29   Settlement Agreement and General    10-K    --      10.29   03/30/00
         Release, dated June 15, 1999,
         between the Registrant and Robert
         Tomasi, Jr.*

 10.30   Option Continuation Agreement,      10-K    --      10.30   03/30/00
         dated June 15, 1999, between the
         Registrant and Robert Tomasi,
         Jr.*

 10.31   Form of Restricted Stock Purchase   S-1  333-27323  10.18   05/16/97
         Agreement and Promissory Note
         between the Registrant and other
         officers for the purchase of
         Series A common stock.

 10.32   Term Sheet, dated June 4, 1996,     S-1  333-27323  10.06   05/16/97
         among the Registrant, TCI
         Internet Holdings, Inc., Kleiner
         Perkins Caufield & Byers VII,
         KPCB Information Sciences
         Zaibatsu Fund II, KPCB VII
         Founders Fund, Comcast PC
         Investments, Inc., and Cox
         Teleport Providence, Inc.

 10.33   Letter of Agreement, dated May      S-1  333-27323  10.20   06/20/97
         15, 1997, among Registrant and
         the parties indicated therein,
         including as exhibits the Master
         Distribution Agreement Term Sheet
         and the Term Sheet for Form of
         LCO Agreement.

 10.34   Term Sheet, dated March 18, 1997,   S-1  333-27323  10.06   05/16/97
         between the Registrant and Shaw
         Cablesystems Ltd. and Rogers
         Cablesystems Limited.

 10.35   Canadian Purchase Letter            S-1  333-27323  4.03    05/16/97
         Agreement, dated April 11, 1997,
         among the Registrant, Rogers
         Cablesystems Limited and Shaw
         Cablesystems Ltd.

 10.36   Binding Warrant Term Sheet, dated   10-Q    --      10.24   05/15/98
         February 24, 1998, among the
         Registrant, Rogers
         Communications, Inc. and Shaw
         Communications, Inc.

 10.37   Warrant Purchase Agreement, dated   8-K     --      10.02   10/22/97
         October 10, 1997, between the
         Registrant and Cablevision
         Systems Corporation.

 10.38   Warrant to purchase shares of       8-K     --      10.03   10/22/97
         Series A common stock of
         Registrant issued to CSC Parent
         Corporation as of October 10,
         1997.

 10.39   Contingent warrant to purchase      8-K     --      10.04   10/22/97
         shares of Series A common stock
         of the Registrant issued to CSC
         Parent Corporation as of October
         10, 1997.

 10.40   Lease, dated October 17, 1996,      S-1  333-27323  10.08   05/16/97
         between the Registrant and
         Martin/Campus Associated, L.P.

                                        Incorporated by Reference
                                    ----------------------------------
 Exhibit    Exhibit                                                     Filed
 Number   Description               Form File No.  Exhibit Filing Date Herewith
 ------- ------------------------   ---- --------- ------- ----------- --------
 10.41   Build To Suit Lease,       10-K    --      10.35   02/19/99
         dated September 29,
         1997, between the
         Registrant and Martin/
         Campus Associates, L.P.,
         (440 Broadway, Redwood
         City, California).

 10.42   Build To Suit Lease,       10-Q    --      10.21   05/15/98
         dated September 29,
         1997, between the
         Registrant and Martin/
         Campus Associates, L.P.
         (425 Broadway, Redwood
         City, California).

 10.43   Build to Suit Option       10-Q    --      10.22   05/15/98
         Agreement, dated October
         25, 1996, between
         Registrant and
         Martin/Campus
         Associates, L.P., and
         First Amendment to Build
         to Suit Option Agreement

 10.44   Build to Suit Lease,       10-K    --      10.36   02/19/99
         dated July 14, 1998,
         between Registrant and
         Martin/Campus
         Associates, L.P. (420
         Broadway, Redwood City,
         California)

 10.45   Build to Suit Lease        10-K    --      10.37   02/19/99
         between the Registrant
         and Martin/Campus
         Associates, L.P. (430
         Broadway, Redwood City,
         California)

 10.46   Loan and Security          10-Q    --      10.23   11/14/97
         Agreement, dated
         September 30, 1997,
         between the Registrant
         and Silicon Valley Bank.

 10.47   Loan Modification          10-K    --      10.34   02/19/99
         Agreement between the
         Registrant and Silicon
         Valley Bank

 10.48   Master Communications      S-1  333-27323  10.07   05/16/97
         Services Agreement,
         dated April 2, 1997,
         between the Registrant
         and Teleport
         Communications Group
         Inc.

 10.49   IRU Capacity Agreement,    10-K    --      10.33   04/27/99
         dated December 19, 1998,
         between the Registrant
         and AT&T Corp.

 10.50   Form of Amendment Number   10-Q    --      10.01   11/15/99
         Two to IRU Capacity
         Agreement, dated
         September 30, 1999,
         between the Registrant
         and AT&T Corp.

 21.01   List of Subsidiaries of    10-K    --      21.01   03/30/00
         the Registrant.

 23.01   Consent of Ernst & Young                                         X
         LLP, Independent
         Auditors.

 24.01   Power of Attorney.         10-K    --      24.01   03/30/00

 27.01   Financial data schedule    10-K    --      27.01   03/30/00
         for the year ended
         December 31, 1999.

--------
  * Management contracts or compensatory plans required to be filed as an exhibit to this annual report.

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

Date: April 28, 2000                      AT HOME CORPORATION

                                                    Kenneth A. Goldman*
                                          By: _________________________________
                                                     Kenneth A. Goldman
                                                Executive Vice President and
                                                  Chief Financial Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                Name                             Title                  Date
                ----                             -----                  ----


Principal Executive Officer:

            George Bell*             President, Chief Executive    April 28, 2000
____________________________________  Officer and Director
            George Bell


Principal Financial Officer:

        Kenneth A. Goldman*          Executive Vice President and  April 28, 2000
____________________________________  Chief Financial Officer
         Kenneth A. Goldman


Chief Accounting Officer:

         Robert A. Lerner*           Vice President, Corporate     April 28, 2000
____________________________________  Controller and Treasurer
          Robert A. Lerner


Additional Officers:

        Thomas A. Jermoluk*          Chairman                      April 28, 2000
____________________________________
         Thomas A. Jermoluk

       William R. Hearst III*        Director                      April 28, 2000
____________________________________
       William R. Hearst III
____________________________________ Director
        C. Michael Armstrong

           L. John Doerr*            Director                      April 28, 2000
____________________________________
           L. John Doerr

____________________________________ Director
            Ray Liguori

                Name                             Title                  Date
                ----                             -----                  ----

          John C. Malone*            Director                      April 28, 2000
____________________________________
           John C. Malone

____________________________________ Director
          John C. Petrillo

         Brian L. Roberts*           Director                      April 28, 2000
____________________________________
          Brian L. Roberts
            Ted Rogers*              Director                      April 28, 2000
____________________________________
             Ted Rogers

         David M. Woodrow*           Director                      April 28, 2000
____________________________________
          David M. Woodrow

      /s/ David G. Pine
*By: ____________________________
          David G. Pine
        Attorney-in-fact