Form 10-Q
period 2000-03-31
AT HOME CORP
filed 2000-05-15
CIK 1020620

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


     (MARK ONE)

         [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000.

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

                                Not applicable.
                               ________________

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    YES [X]    NO [ ]



                                                            As of April 30, 2000
                                                            --------------------

Number of shares of Series A Common Stock outstanding: .....         365,238,851
Number of shares of Series B Common Stock outstanding: .....          30,800,000
Number of shares of Series K Common Stock outstanding: .....           1,083,334


================================================================================

                              AT HOME CORPORATION

      QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000

                               TABLE OF CONTENTS



                                                                                                                 Page
                                                                                                                 ----


                                                  PART I - FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements - Unaudited

          Condensed Consolidated Balance Sheets as of March 31, 2000 and
            December 31, 1999.....................................................................                  3

          Condensed Consolidated Statements of Operations for the Three Months
            Ended March 31, 2000 and 1999.........................................................                  4

          Condensed Consolidated Statements of Cash Flows for the Three Months
            Ended March 31, 2000 and 1999.........................................................                  5

          Notes to Condensed Consolidated Financial Statements....................................                  6

Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations.................................................................                 11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..............................                 38

                                                    PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.......................................................................                 39

Item 2.   Changes in Securities and Use of Proceeds...............................................                 39

Item 3.   Defaults Upon Senior Securities.........................................................                 39

Item 4.   Submission of Matters to a Vote of Security Holders.....................................                 39

Item 5.   Other Information.......................................................................                 39

Item 6.   Exhibits and Reports on Form 8-K........................................................                 39

Signatures........................................................................................                 40

PART I.   FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              AT HOME CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                                                          March 31,      December 31,
                                                                                            2000            1999
                                                                                         -----------     -----------
                                  ASSETS                                                 (Unaudited)         (*)
Current assets:
 Cash and cash equivalents...........................................................    $   201,513     $   224,548
 Short-term investments..............................................................        300,769         300,675
                                                                                         -----------     -----------
    Total cash, cash equivalents and short-term investments..........................        502,282         525,223
 Accounts receivable, net............................................................         50,260          52,200
 Accounts receivable -- related parties..............................................         26,925          18,332
 Other current assets................................................................         40,169          35,151
                                                                                         -----------     -----------
    Total current assets.............................................................        619,636         630,906
Property, equipment and improvements, net............................................        244,596         176,077
Investments in affiliated companies..................................................         24,815          19,015
Other investments....................................................................        281,901         273,005
Distribution agreements, net.........................................................        287,878         313,557
Goodwill and other intangible assets, net............................................      7,182,871       7,615,062
Other assets.........................................................................         82,988          76,657
                                                                                         -----------     -----------
    Total assets.....................................................................    $ 8,724,685     $ 9,104,279
                                                                                         ===========     ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable....................................................................    $    55,843     $    44,491
 Accounts payable -- related parties.................................................         14,177          23,206
 Accrued compensation and related expenses...........................................         15,691          15,632
 Deferred revenue....................................................................         59,519          56,844
 Other accrued liabilities...........................................................         71,761          62,540
 Current portion of capital lease and other obligations..............................         37,039          38,666
                                                                                         -----------     -----------
    Total current liabilities........................................................        254,030         241,379
Convertible notes and debentures.....................................................        738,083         736,294
Capital lease and other obligations, less current portion............................         86,337          52,552
Other liabilities....................................................................          8,045           7,037
Commitments and contingencies (Note 5)
Stockholders' equity:
 Convertible preferred stock, $0.01 par value:
  Authorized shares -- 9,650,000
  Issued and outstanding shares -- 10,572 in 2000 and 10,134 in 1999.................        408,658         397,019
 Common stock, $0.01 par value:
  Authorized shares -- 719,719,414
  Issued and outstanding shares -- 395,191,598 in 2000 and
   384,754,355 in 1999...............................................................      9,556,140       9,312,700
 Deferred compensation...............................................................        (50,169)        (50,493)
 Accumulated other comprehensive income..............................................         84,885          92,594
 Accumulated deficit.................................................................     (2,361,324)     (1,684,803)
                                                                                         -----------     -----------
    Total stockholders' equity.......................................................      7,638,190       8,067,017
                                                                                         -----------     -----------
    Total liabilities and stockholders' equity.......................................    $ 8,724,685     $ 9,104,279
                                                                                         ===========     ===========

(*) The condensed consolidated balance sheet as of December 31, 1999 has been derived from audited financial statements as of that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

  The accompanying notes are an integral part of these condensed consolidated financial statements

                              AT HOME CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (In thousands, except per share data)

                                                                                        Three Months Ended March 31,
                                                                                        ----------------------------
                                                                                           2000              1999
                                                                                        ---------          ---------
Revenues/(1)/...................................................................        $ 138,063          $ 25,098
Costs and expenses/(2)/:
  Operating costs...............................................................           57,239            18,600
  Product development and engineering...........................................           20,975             6,467
  Sales and marketing...........................................................           56,926             7,676
  General and administrative....................................................           10,724             4,103
  Cost and amortization of distribution agreements..............................           93,965            15,020
  Amortization of goodwill, intangible assets and deferred
    compensation and other acquisition-related costs............................          573,133             6,733
                                                                                        ---------          --------
Total costs and expenses........................................................          812,962            58,599
                                                                                        ---------          --------
Loss from operations............................................................         (674,899)          (33,501)
Interest and other income, net..................................................            3,193             2,811
Investment gain from business combination.......................................               --            12,566
Equity share of losses of affiliated companies..................................           (4,815)               --
                                                                                        ---------          --------
Net loss........................................................................        $(676,521)         $(18,124)
                                                                                        =========          ========
Net loss per share -- basic and diluted.........................................        $   (1.75)         $  (0.08)
                                                                                        =========          ========
Shares used in per share computation -- basic and diluted.......................          387,644           240,966
                                                                                        =========          ========

/(1)/Revenues from related parties..............................................        $  12,094          $  5,439
                                                                                        =========          ========
/(2)/Depreciation and amortization included in costs and expenses, excluding amortization of distribution agreements and
    acquisition-related amounts.................................................        $  19,589          $  7,455
                                                                                        =========          ========



  The accompanying notes are an integral part of these condensed consolidated financial statements

                              AT HOME CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                                       Three Months Ended March 31,
                                                                                       ----------------------------
                                                                                          2000              1999
                                                                                       ---------         ----------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net loss........................................................................       $(676,521)        $ (18,124)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
  Depreciation and amortization.................................................          19,589             7,200
  Amortization of distribution agreements.......................................          23,217            14,760
  Cost of distribution agreements...............................................          70,748               260
  Amortization of deferred and other stock-based compensation...................           4,904               255
  Amortization of goodwill and other intangible assets..........................         567,348             6,733
  Accretion of discount on convertible debentures...............................           2,394             1,720
  Recognition of non-cash gain on investment....................................              --           (12,566)
  Equity share of losses of affiliated companies................................           4,815                --
  Changes in assets and liabilities:
    Accounts receivable.........................................................          (6,548)           (3,181)
    Other assets................................................................         (13,615)          (39,621)
    Accounts payable............................................................           2,137            20,944
    Accrued liabilities.........................................................           7,189             2,568
    Deferred revenues...........................................................             249             1,061
    Other long-term liabilities.................................................             998                --
                                                                                       ---------         ---------
Cash provided by (used in) operating activities.................................           6,904           (17,991)
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
Purchases of short-term investments.............................................         (65,009)         (165,139)
Sales and maturities of short-term investments..................................          64,915            41,616
Purchases of other investments..................................................         (16,600)               --
Sales of other investments......................................................           9,332                --
Net purchases of property, equipment and improvements...........................         (41,867)           (7,596)
Payments under backbone agreement...............................................          (6,030)               --
Investment in joint ventures....................................................         (10,615)               --
Business combinations, net of cash received.....................................             941                --
                                                                                       ---------         ---------
Cash used in investing activities...............................................         (64,933)         (131,119)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of repurchases......................          46,967            15,564
Payments on capital lease obligations...........................................         (11,973)           (3,376)
                                                                                       ---------         ---------
Cash provided by financing activities...........................................          34,994            12,188
                                                                                       ---------         ---------
Net decrease in cash and cash equivalents.......................................         (23,035)         (136,922)
Cash and cash equivalents, beginning of period..................................         224,548           300,702
                                                                                       ---------         ---------
Cash and cash equivalents, end of period........................................       $ 201,513         $ 163,780
                                                                                       =========         =========
SUPPLEMENTAL DISCLOSURES
  Interest paid.................................................................       $   1,732         $     434
                                                                                       =========         =========
  Acquisition of equipment under capital leases.................................       $  44,131         $   5,522
                                                                                       =========         =========
  Warrants to purchase Series A common stock earned by cable partners
    under distribution agreements and capitalized as intangibles................       $  (2,462)        $  78,459
                                                                                       =========         =========
  Conversion of preferred stock to common stock.................................       $  40,851         $      --
                                                                                       =========         =========
  Mergers and acquisitions:
    Issuance of common and preferred stock and assumed options and warrants
      exercisable for common stock..............................................       $ 139,826         $      --
                                                                                       =========         =========
    Liabilities assumed.........................................................       $   2,287         $      --
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

  The accompanying notes are an integral part of these consolidated financial statements

                              AT HOME CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of At Home Corporation and its subsidiaries, all of which are wholly owned. All significant intercompany transactions and balances have been eliminated in consolidation. Investments in entities owned 20% or more but less than majority owned and not otherwise controlled by us are accounted for under the equity method and presented in the consolidated balance sheets as investments in affiliated companies. The unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the interim periods presented. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for any subsequent period. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K/A for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on April 28, 2000.

Reclassifications

   Certain reclassifications have been made to previously reported amounts in the condensed consolidated financial statements in order to conform to the current presentation.

Calculation of Net Loss Per Share

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

   The computation of basic and diluted net loss per share is as follows (in thousands, except per share data):

                                                                               Three Months Ended March 31,
                                                                               ----------------------------
                                                                                  2000               1999
                                                                               ---------          ---------
Net loss...............................................................        $(676,521)         $(18,124)
                                                                               =========          ========
Weighted average shares of common stock outstanding....................          390,213           248,694
Less weighted average shares of common stock subject to repurchase.....           (2,569)           (7,728)
                                                                               ---------          --------
Shares used in per share calculations..................................          387,644           240,966
                                                                               =========          ========
Net loss per share--basic and diluted..................................        $   (1.75)         $  (0.08)
                                                                               =========          ========

Segment Reporting

   Our key operating segments are aggregated into the reported business segments based upon how our management organizes, manages and internally reports our operations. As of March 31, 2000, our reported business segments consisted of Media and Advertising Services, Subscriber Network and Other Services, and International. Previously, International was reported as a component primarily of Subscriber Network and Other Services. Our segment disclosures include revenues for our reported business segments, but costs and expenses, loss from operations, net loss and assets and liabilities are not reported separately for each segment because this information is not produced or used internally by management in reviewing operations and in allocating resources.

  The following represents revenues for our reported business segments (in thousands):

                                                                     Three Months Ended March 31,
                                                                     ----------------------------
                                                                       2000                 1999
                                                                     --------            --------
     Media and Advertising Services.........................         $ 76,223            $  3,463
     Subscriber Network and Other Services..................           55,444              20,086
     International..........................................            6,396               1,549
                                                                     --------            --------
          Total consolidated revenues.......................         $138,063            $ 25,098
                                                                     ========            ========

   Media and Advertising Services revenues were derived predominantly from customers located in the United States for the quarters ended March 31, 2000 and 1999. Subscriber Network and Other Services revenues derived from customers located outside the United Stated consisted primarily of revenues from cable partners and their cable customers located in Canada, and accounted for approximately 13% and 22% of Subscriber Network and Other Services revenues for the quarters ended March 31, 2000 and 1999, respectively. International revenues earned from our unconsolidated joint ventures were $4 million and $1.5 million for the first quarters of 2000 and 1999, respectively. International revenues earned by our consolidated operations outside of North America were $2.4 million for the first quarter of 2000 and none for the first quarter of 1999. No single customer accounted for more than 10% of total consolidated revenues for the quarters ended March 31, 2000 and 1999.

Revenues from related parties

   Revenues from related parties were $12.1 million, or 9% of total revenues, for the quarter ended March 31, 2000, as compared to $5.4 million, or 22% of total revenues, for the quarter ended March 31, 1999. One component of revenues from related parties consists of revenues from our principal cable partners and included $7 million and $3.9 million in the first quarters of 2000 and 1999, respectively, which were generated from advertising arrangements, support services such as customer support, local area content development, development of set-top devices and pre-commercial deployment consulting. The remaining $5.1 million and $1.5 million of revenues from related parties in the first quarters of 2000 and 1999, respectively, were earned primarily from consulting and other services rendered to our joint ventures reimbursed on a cost-plus basis.

Revenues related to our strategic investments

   We have made investments in certain companies for strategic purposes, primarily in connection with expanding our Internet content and services and providing improved broadband connectivity to our @Work and @Home subscribers. Revenues from these strategic investments generally consist of the delivery of advertising impressions, e-commerce sponsorship agreements and revenue share arrangements on our web sites and were $12.3 million and $1 million for the quarters ended March 31, 2000 and 1999, respectively.

Barter Revenue

   Revenues from the exchange of our media and advertising services for the products and services of third parties, including advertising in other media, were $8.4 million for the quarter ended March 31, 2000 and were insignificant for the quarter ended March 31, 1999. Revenues from these exchanges are recorded at the lower of the fair value of the services provided or the services received resulting in the recognition of equivalent amounts of revenue and expense.

2. New Distribution Agreements with Principal Cable Partners

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

   Upon the execution of the letter agreement, we granted to AT&T, Comcast and Cox warrants to purchase two shares of our Series A common stock for each home passed by their respective cable systems. Upon the effectiveness of the transactions underlying the agreement, the warrants issued to AT&T will become exercisable for one share of

Series A common stock and one share of Series B common stock for each home passed. The exercise price for these warrants is $29.54 per underlying share. Warrants issued to AT&T with respect to an estimated 50 million shares in aggregate will become 100% vested and exercisable on June 4, 2002, subject to limited exceptions, and subject to volume limitations on disposition of the underlying shares at a rate of 16.67% per year. Warrants issued to Comcast and Cox with respect to an estimated 35 million shares of our Series A common stock will vest as to 1/6 of the total shares on June 4, 2001 and as to an additional 1/12 each six months thereafter so long as the existing master distribution agreement, the letter agreement or superceding definitive agreements, as applicable, have been continuously in effect up to such date. We will also grant additional warrants for increases in homes passed, and each warrant granted by us will be subject to forfeiture based on decreases in homes passed or for failure to bring new systems in compliance with the distribution provisions of this agreement. We will record the fair values of these warrants as they are earned by the cable partners and amortize such amounts to operations over the terms of the new distribution agreements.

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

   In addition, upon the effectiveness of these transactions, we will issue to AT&T one share of our Series B common stock, each share of which entitles its holder to 10 votes, in exchange for each share of our Series A common stock surrendered by AT&T to us. We expect to issue approximately 50 million shares of our Series B common stock in this exchange, which, when considered together with the above warrants, would result in AT&T holding approximately 25% of the total outstanding shares of our common stock and approximately 74% of our voting power, each on a fully-diluted basis.

   Under the agreement, AT&T has granted Comcast and Cox the right to sell their shares of our Series A common stock to AT&T for a minimum price of $48 a share at any time between January 1, 2001, and June 4, 2002, up to a maximum of $1.5 billion for Comcast and $1.4 billion for Cox.

   Upon the effectiveness of the transactions, Comcast and Cox will waive most of their rights under the current stockholders' agreement between those parties, us, AT&T and other Excite@Home stockholders, including the right to designate a director to our board. The designees of Comcast and Cox that are currently on our board will resign their board positions on the effective date of these transactions. The primary effect of these changes will be that AT&T will acquire voting control over all board actions, and Comcast and Cox will no longer have the right to veto a board action by voting together against a board action. AT&T will consolidate our financial position and results of operations in its financial statements following the effectiveness of the transactions, which is expected to occur in the second half of 2000.

   Completion of the transactions underlying the agreement is subject to stockholder approval of an amendment to our fifth amended and restated certificate of incorporation, receipt of any required approval by the Nasdaq Stock Market and receipt of any other consents, approvals and waivers as are necessary to complete these transactions in a manner that results in the economic effects contemplated by these transactions.

3. Significant Business Combinations

   On February 10, 2000, we completed the acquisition of Kendara, Inc., a Delaware corporation, for approximately 1.5 million shares of our Series A common stock, 202 shares of our Series B non-voting preferred stock and 1,279 shares of our Series C non-voting preferred stock, with a fair value of $104.8 million. The Series B preferred stock is being held in escrow for one year and will automatically convert into approximately 0.2 million shares of our Series A common stock upon the expiration of the one year escrow period. The Series C preferred stock is convertible into approximately 1.3 million shares of Series A common stock, subject to a vesting schedule and one year escrow period. We also assumed Kendara's outstanding stock options, which were converted into options to purchase approximately 0.1 million shares of our Series A common stock, with a fair value of $4.2 million. The total purchase consideration of $109.6 million also includes approximately $0.6 million of direct acquisition costs. The total purchase consideration was allocated to cash of $3.9 million, accounts receivable and other assets of $0.1 million, net property and equipment of $0.9 million, goodwill of $99.5 million, other identified intangible assets of $5.6 million and liabilities assumed of $(0.4) million. Kendara is a provider of browser-based marketing services. We accounted for this acquisition as a purchase.

   During the first quarter of 2000, we issued additional purchase consideration to the former owners of Hartford House, Ltd., the previous operator of Bluemountain.com. We acquired Bluemountain.com in December 1999. The additional purchase consideration resulted from Bluemountain.com meeting certain performance criteria for the month of December 1999, as stipulated in the merger agreement. The additional purchase consideration included approximately 3.5 million shares of our Series A common stock and assumed employee stock options to purchase approximately 0.5 million shares of Series A common stock. As of December 31, 1999, approximately $150 million of the additional purchase consideration was determinable and was therefore recorded in the consolidated financial statements. Based on determination of the remaining portion of additional purchase consideration during the first quarter of 2000, the total purchase consideration was increased by $32.3 million to $1,002.3 million as of March 31, 2000 from $970 million as of December 31, 1999. The allocation of the additional purchase consideration resulted in an increase in goodwill of $26.5 million and an increase in deferred compensation of $4.8 million. The resolution of an acquisition-related contingency resulted in the allocation of the remaining $1 million to net assets.

4. Investments in Affiliated Companies

At Home Australia

   In March 2000, At Home Australia acquired Excite Asia Pacific Pty Ltd and the combined entity was renamed Excite@Home Australia Pty Limited. We have a 50% interest in the combined joint venture operations. Our joint venture partner and we may each be required to contribute up to approximately $20 million to the joint venture and we have contributed approximately $6.6 million to date.

Excite Japan

   In March 2000, we increased our ownership percentage in the Excite Japan joint venture from 50% to 67%. We continued to account for Excite Japan under the equity method of accounting in our consolidated financial statements for the period through March 31, 2000.

5. Commitments and Contingencies

   Under our backbone agreement with AT&T, we made payments of approximately $6 million during the quarter ended March 31, 2000 and we are required to make additional payments of approximately $39 million in 2000. Our payments under the backbone agreement are capitalized as they are made and are amortized by charges to operations over the term of the agreement or the estimated useful life of the equipment purchased. We will also be required to make additional payments of up to $5 million annually during the term of the agreement for co-location space, equipment and support and maintenance fees.

6. Stockholders' Equity

Warrants to Initial Investors

   In April 1997, we issued warrants for 4 million shares of Series A common stock with an exercise price of $5 per share to Rogers and Shaw, our primary cable partners in Canada that were Series C preferred stock investors prior to our initial public offering. The warrants become exercisable beginning June 2004 or earlier subject to certain performance standards being met by these cable partners. We deemed the warrants to have insignificant fair value at the time of issuance. During the quarter ended March 31, 2000, the holders of these warrants acquired approximately 0.3 million shares of our Series A common stock through exercises of these warrants. As of March 31, 2000, warrants for approximately
1.6 million shares were outstanding, of which approximately 0.4 million shares were exercisable.

Cable System Operator Performance Warrants

   In February 1998, we issued additional warrants for 10 million shares to Rogers and Shaw with an exercise price of $5.25. These warrants are earned based on achievement of subscriber performance milestones by the cable partners. We recorded non-cash charges to operations for the fair value of earned warrants of $70.7 million and $0.3 million during the quarters ended March 31, 2000 and 1999, respectively. Exercises of warrants resulted in the net issuance of approximately 0.8 million shares during the quarter ended March 31, 2000. Warrants for approximately 6 million shares were outstanding as of March 31, 2000, of which approximately 5.7 million shares were earned and may be exercised.

Warrants Subject to Distribution Agreements

   As of March 31, 2000, performance-based warrants issued to certain cable partners as incentives under exclusive distribution agreements were outstanding as to approximately 37.3 million shares of our Series A common stock, of which approximately 24.5 million shares were earned and may be exercised. The warrants have exercise prices ranging from $0.25 to $23.13. During the quarter ended March 31, 2000, warrants were earned with respect to approximately 0.2 million shares, and approximately 0.3 million shares previously earned were cancelled due to transfers of cable systems covered by certain warrants. As a result, we recorded a net reduction during the first quarter of 2000 of $2.5 million to distribution agreements in our condensed consolidated balances sheets representing the change in the number of warrants earned at fair value. We are amortizing the distribution agreements ratably over their remaining exclusive terms, which expire at various dates through 2004. Amortization of distribution agreements was $23.2 million and $14.7 million during the quarters ended
March 31, 2000 and 1999, respectively, and accumulated amortization as of March 31, 2000 was $159.5 million. There were no exercises of these warrants during the quarter ended March 31, 2000.

7. Comprehensive Loss

   The components of our comprehensive loss for each period presented are as follows (in thousands):

                                                               Three Months Ended March 31,
                                                               ----------------------------
                                                                  2000              1999
                                                               ---------          ---------
Net loss...............................................        $(676,521)          $(18,124)
Unrealized gain (loss) on available-for-sale                      (7,840)             8,012
 investments...........................................
Foreign currency translation gain......................              131                 --
                                                               ---------           --------
Comprehensive loss.....................................        $(684,230)          $ 10,112
                                                               =========           ========

8. Subsequent Events

   On April 5, 2000, we completed the acquisition of Worldprints.com International, Inc., a Colorado corporation, for approximately 0.8 million shares of our Series A common stock and 0.8 million shares of our Series B non-voting preferred stock, with an aggregate fair value of approximately $48 million. The Series B preferred stock will convert to Series A common stock subject to a vesting schedule and one year escrow period. We also assumed Worldprints' options and warrants, which were converted to options and warrants to purchase approximately 0.5 million shares of our Series A common stock, with a fair value of approximately $10 million. In addition, we also paid, prior to the completion of the transaction, $4 million plus interest of Worldprints' outstanding debt and assumed $6.5 million plus interest in loans that we previously made to Worldprints. Worldprints is the operator of a web site that offers photos and screensavers over the Internet. We accounted for this acquisition as a purchase.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes contained herein and the information contained in our annual report for the year ended December 31, 1999. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We may identify these statements by the use of words such as "believe", "expect", "anticipate", "intend", "plan" and similar expressions. These forward-looking statements involve several risks and uncertainties. Our actual results could differ materially from those set forth in these forward-looking statements as a result of a number of factors, including those described under the caption "Risk Factors" herein and elsewhere in our annual report for the year ended December 31, 1999. These forward-looking statements speak only as of the date of this quarterly report, and we caution you not to rely on these statements without also considering the risks and uncertainties associated with these statements and our business as addressed elsewhere in this quarterly report and in our annual report for the year ended December 31, 1999.

Overview

   Excite@Home is the leading provider of broadband Internet connectivity, with approximately 1.5 million subscribers to our @Home service worldwide as of March 31, 2000. Our @Home service provides high-speed Internet access to consumers utilizing the cable television infrastructure and we will soon also offer the @Home service over digital subscriber lines (DSL). These technologies offer an "always on" connection and speeds many times faster than 56 kilobits-per-second dial-up modems. The @Home service features a scalable, distributed, intelligent private network, which is designed to avoid bottlenecks frequently encountered on the public Internet. Elements of this network include a national, optical fiber Internet protocol backbone, regional data centers and local caching servers. To support our expanding subscriber base, we plan to make infrastructure investments in our network during 2000 to provide stability and scalability for rapid growth. We intend to leverage our broadband connectivity services to deliver a comprehensive broadband experience to our customers, including entertainment and media, information, communications and other services. Our recent introduction of the @Home 2000 service is a significant step toward our goal of delivering this experience to broadband customers worldwide. @Home 2000 is available so far to @Home subscribers in the United States and features a custom browser utilizing the latest multimedia and security features and a broadband portal incorporating the personalization capabilities of Excite with multimedia content made possibly by a high-speed connection

   We have long-term agreements with many of the largest cable partners in North America to carry the @Home service. We also have agreements with cable partners in Australia, Belgium, Germany, Japan and the Netherlands to provide the @Home service in those countries. Our agreements provide that we are the exclusive provider of broadband Internet connectivity through at least June 2002 with respect to AT&T, Cox, Comcast and Cablevision, our principal cable partners in the United States, and through various dates from 2002 to 2006 with respect to other cable partners. We have recently agreed with Cox, Comcast and AT&T to terms that will extend our relationship with these cable partners on a favorable but non-exclusive basis through 2006 and in the case of AT&T, through 2008. The new agreements also provide that we will issue additional warrants to these cable partners for an estimated 85 million shares of our common stock and that AT&T will obtain voting control over all board actions. Please see Risk Factors for further discussion of the recently-announced agreements. Our recently announced DSL agreement with Rhythms NetConnections expands the potential market, or footprint, of our @Home service to approximately 87 million homes worldwide as of March 31, 2000. Approximately 26 million homes in our 72 million home cable footprint were served by upgraded two-way cable capable of carrying our @Home service as of March 31, 2000.

   We expanded our media and advertising services in 1999 by acquiring Excite, a leading consumer Internet portal, MatchLogic, a subsidiary of Excite specializing in targeted advertising services, Bluemountain.com, the most-used online greeting card service according to Media Metrix, and other media properties that deliver entertainment, shopping and information services to our users. Our other acquisitions, including Webshots in 1999 and Kendara and Worldprints in 2000 will enable us to deliver enhanced Internet-based shopping, community and photo services to our users. The Excite Network encompasses the above web properties and offers comprehensive search, news and information, shopping, community and communications services that can be customized and personalized to users' preferences. We intend to develop comprehensive broadband Internet services for consumers, such as the recently launched @Home 2000 service, utilizing the acquired narrowband media and advertising platforms. In addition, users of the Excite Network represent potential customers for our broadband connectivity services and we plan to increase marketing and branding efforts to both attract users to the Excite Network and convert narrowband users to our broadband services. We also offer services to customers over other Internet-access platforms such as handheld wireless devices with our recent introduction of Excite Mobile and our free dial-up Internet service FreeLane, which enable our customers to access our service offerings from any location at any time and represent additional opportunities to market our broadband services.

   Our @Work service provides end-to-end managed connectivity services for businesses over cable, DSL and other digital communications lines connected to our private network and also provides web hosting and development of e-commerce solutions. We had approximately 6,200 @Work access customers as of March 31, 2000. @Work also offers Internet content providers such as Equinix, Inc. direct access to our broadband subscribers by connecting their data centers directly to our network, putting data closer to our broadband users and bypassing the public Internet. In addition, we are developing information and e-commerce services for small and medium-size businesses and have recently formed a joint venture with Dow Jones to develop Work.com, a comprehensive Internet portal for businesses. We acquired iMALL in 1999 to provide comprehensive e-commerce solutions for businesses and recently integrated the product offerings of iMall's e-commerce enabled businesses into the Excite Network under ExciteStores.

   We are pursuing opportunities to capitalize on the growth of broadband services and the Internet outside of North America by building integrated content and broadband access services worldwide. Our @Home service is being deployed in partnership with cable operators in Australia, Belgium, Germany, Japan and the Netherlands, primarily under joint venture agreements. These partnerships encompass approximately 13.5 million homes as of March 31, 2000 under exclusive, seven-year access agreements. The @Home service has been commercially launched in Australia, Belgium and the Netherlands with launches planned in Germany and Japan later in 2000. In addition, we offer Excite-branded portal sites with locally-sourced content in Australia, Canada, France, Germany, Italy, Japan, the Netherlands, Spain, Sweden, the United Kingdom and in Chinese, many under joint venture agreements with partners operating in these countries. We recently merged our @Home and Excite joint ventures in Australia with the intention of offering Excite-branded content to Australian broadband customers. We also recently increased our ownership in the Excite Japan joint venture to 67% and we intend to increase our equity stake in other joint ventures.

   We believe that our future operating results will be impacted primarily by growth in our broadband subscriber base, our ability to generate broadband content revenues from media and advertising services, the successful duplication of our domestic efforts on an international scale and the related costs and expenses required to achieve these results.

   We believe that our broadband subscriber base has significant growth opportunity given the 87 million home worldwide footprint, only a portion of which is capable of receiving the @Home service as of March 31, 2000. We expect that a significant portion of markets where our service is not yet available will be upgraded by the end of 2001 through cooperation with our cable partners. In addition, the penetration rate in markets where the @Home service has been available for several years is much higher than the penetration rate in recently launched markets. In response to the opportunity in the short term for significant increases in broadband subscribers and the longer-term challenge from competing technologies such as DSL and fixed wireless systems, we plan to make significant investments in our infrastructure during 2000 and also plan to increase our marketing efforts, including online marketing using the Excite Network and FreeLane. We believe that it will be less expensive to acquire broadband customers now than several years in the future. Please see Risk Factors for discussion of the risks and uncertainties regarding our broadband services, subscriber business and cable partners, all of which could negatively impact the growth and viability of our broadband subscriber base.

   We believe that broadband media revenues will become more substantial as our subscriber base grows and as we introduce new services that leverage high-speed connectivity. Additionally, we plan to increase our marketing of the Excite Network during 2000 in order to grow the user base of our media and content services. Expanding our reach across many access platforms enables us to provide our personalized Internet media, content and application services to a larger number of Internet users and these users represent potential broadband customers. Please see Risk Factors for discussion of the risks and uncertainties regarding our business and broadband and narrowband services, all of which could negatively impact our ability to generate revenues from broadband and narrowband media services and the growth in users and market acceptance of these services.

   We plan to increase our ownership percentage in several international joint ventures to better take advantage of broadband growth opportunities outside North America, and as a result, we expect to consolidate the operations of most of these entities in our financial statements. Instead of recording our share of losses under the equity method, the revenues and costs and expenses of the consolidated entities will be reflected in our consolidated revenues and costs and expenses. We believe this will result in an increase in our operating loss since our international joint ventures are currently not profitable, but we expect that these consolidated entities will increase the growth rate of our revenues in future periods. Please see Risk Factors for discussion of the risks and uncertainties regarding our broadband and narrowband services, subscriber business and cable partners, all of which could negatively impact the growth and results of our international operations.

Results of Operations

Revenues

   We accounted for the Excite acquisition as a purchase and Excite's revenues, which are derived primarily from Media and Advertising Services, have been included in our results of operations commencing on May 28, 1999, the date of the acquisition. Therefore, comparisons of revenues for the quarters ended March 31, 2000 and 1999 are not relevant for the purposes of indicating revenue growth in 2000 and future years.

   As of March 31, 2000, our reported business segments consisted of Media and Advertising Services, Subscriber Network and Other Services, and International. Previously, International was reported as a component primarily of Subscriber Network and Other Services. International includes revenues derived from our operations outside of North America consisting primarily of revenues earned by our consolidated subsidiaries and revenues earned from our unconsolidated joint ventures in Australia, Japan and several European countries. The following represents revenues for our reported business segments (in thousands):

                                                                          Three Months Ended March 31,
                                                                       -----------------------------------
                                                                         2000          Change        1999
                                                                       --------        ------      -------
     Media and Advertising Services...............................     $ 76,223        2,101%      $ 3,463
     Subscriber Network and Other Services........................       55,444          176%       20,086
     International................................................        6,396          313%        1,549
                                                                       --------        -----       -------
          Total consolidated revenues.............................     $138,063          450%      $25,098
                                                                       ========        =====       =======

   Media and Advertising Services

   Revenues derived from Media and Advertising Services were $76.2 million, or 55% of total revenues, for the quarter ended March 31, 2000 as compared to $3.5 million, or 14% of total revenues, for the quarter ended March 31, 1999. This increase in the first quarter of 2000 over the first quarter of 1999 was predominantly due to our acquisition of Excite. Under the purchase method of accounting, our results of operations include the operations of Excite commencing on May 28, 1999, the date of the acquisition. We generated revenues from Media and Advertising Services in the first quarter of 1999, prior to the acquisition of Excite, primarily from advertising and related services that we provided with respect to our cable partners' co-branded broadband portals.

   We generate Media and Advertising Services revenues primarily as a result of impressions, page views or other methods of advertising delivery on certain portions of the Excite Network. We recently introduced our @Home 2000 service, which features a broadband version of the Excite portal as the default broadband home page for @Home subscribers. We believe that our Media and Advertising Services revenues from broadband will increase at a greater rate going forward than from narrowband as our pricing and average revenue per thousand impressions are significantly higher on broadband. Also, we intend to increase our product development efforts toward broadband and utilize our narrowband services for online marketing of our broadband services. Although our daily average page views on the Excite Network have increased over prior quarters, growing for example from 123 million during the fourth quarter of 1999 to 144 million during the first quarter of 2000, a substantial portion of the increase in page views was in areas of the Excite Network that do not currently generate significant revenues, such as our recently acquired Bluemountain.com and Webshots web sites and the chat and mail features on the Excite portal. While our average revenue per thousand impressions in narrowband has decreased recently, our pricing has remained stable.

   The level of future revenues from Media and Advertising Services will primarily be based on our ability to attract and serve narrowband and broadband traffic on the Excite Network, integrate advertising in high-traffic areas, attract advertisers and obtain favorable pricing terms. Please see Risk Factors for further discussion of factors that may affect our ability to generate revenues from Media and Advertising Services in the future.

   Subscriber Network and Other Services

   Revenues from Subscriber Network and Other Services increased to $55.4 million, or 40% of total revenues, for the quarter ended March 31, 2000, from $20 million, or 80% of total revenues, for the quarter ended March 31, 1999. The increase in the first quarter of 2000 over the first quarter of 1999 was primarily attributable to an increase in the number of subscribers to the @Home and @Work broadband Internet connectivity services.

   @Home service. The @Home service represented approximately 75% of Subscriber Network and Other Services revenues for the quarter ended March 31, 2000 as compared to approximately 65% for the quarter ended March 31, 1999. Subscriber Network and Other Services revenues generated by the @Home service increased by approximately 220% in the first quarter of 2000 over the first quarter of 1999 primarily due to the growth in the number of subscribers.
@Home subscribers increased from 331,000 as of December 31, 1998 to 460,000 as of March 31, 1999 and from 1.1 million as of December 31, 1999 to 1.5 million as of March 31, 2000. Revenues from the @Home service vary by cable partner and market, but typically represent 35% of the average $40 per month fee collected from each subscriber by our cable partners. Subscribers can choose to purchase their own modems in which case we receive a smaller fee from our cable partners. In addition, our cable partners may offer incentives to new subscribers including reduced price or free service for up to several months, and therefore, revenues from the @Home service may not fully reflect the number of subscribers for several months after the end of any period .

   The number of markets and households that our cable partners upgrade to receive our services and the subscriber penetration rates in those markets will determine the source and amount of our Subscriber Network and Other Services revenues in future periods. As of March 31, 2000, the markets of our cable partners in North America included approximately 59 million households, of which approximately 45% were capable of receiving our services. Our recent DSL agreement with Rhythms NetConnections adds approximately 15 million households to our North American footprint outside of markets served by our cable partners. Please see Risk Factors for further discussion of factors that may affect our ability to generate Subscriber Network and Other Services revenues from the @Home service in the future.

   @Work service. The @Work service represented approximately 25% of Subscriber Network and Other Services revenues for the quarter ended March 31, 2000 as compared to approximately 35% for the year quarter ended March 31, 1999. @Work Subscriber Network and Other revenues increased by approximately 90% in the first quarter of 2000 over the first quarter of 1999 primarily as a result of the growth in the number of @Work customers, which increased from 1,700 as of December 31, 1998 to 2,300 as of March 31, 1999 and from 5,100 as of December 31, 1999 to 6,200 as of March 31, 2000.

   International

   Revenues from International increased to $6.4 million, or 5% of total revenues, for the quarter ended March 31, 2000, from $1.5 million, or 6% of total revenues, for the quarter ended March 31, 1999. International revenues earned from our unconsolidated joint ventures were $4 million and $1.5 million for the first quarter of 2000 and 1999, respectively. International revenues earned by our consolidated operations outside of North America were $2.4 million for the first quarter of 2000 and none for the first quarter of 1999. The increase in International revenues was due primarily to more consulting services provided to our international joint ventures in the first quarter of 2000 as compared to the first quarter of 1999 and the impact of Excite's international Internet portals. Excite's revenues have been included in our results of operations commencing on May 28, 1999, the date of the acquisition.

   In general, the future level of International revenues will be determined by similar factors as those relating to our Media and Advertising Services and Subscriber Network and Other Services in North America, and therefore, please see Risk Factors related to these business segments for risks and uncertainties that are also applicable to our international operations. We intend to increase our ownership stake in several international joint ventures and, if successful, would expect to include the revenues, as well as costs and expenses, of these operations in our consolidated financial statements. As of March 31, 2000, the markets of our international joint ventures included approximately 13.5 million cable households in five countries, of which approximately 10% were upgraded to receive the @Home service, and local versions of the Excite portal were available in eleven languages.

   Revenues from related parties

   Revenues from related parties were $12.1 million, or 9% of total revenues, for the quarter ended March 31, 2000, as compared to $5.4 million, or 22% of total revenues, for the quarter ended March 31, 1999. One component of revenues from related parties consists of revenues from our principal cable partners and included $7 million and $3.9 million in the first quarters of 2000 and 1999, respectively, which were generated from advertising arrangements, support services such as customer support, local area content development, development of set-top devices and pre-commercial deployment consulting. The remaining
$5.1 million and $1.5 million of revenues from related parties in the first quarters of 2000 and 1999, respectively, were earned primarily from consulting and other services rendered to our joint ventures reimbursed on a cost-plus basis.

   Revenues related to our strategic investments

   We have made investments in certain companies for strategic purposes, primarily in connection with expanding our Internet content and services and providing improved broadband connectivity to our @Work and @Home subscribers. Revenues from these strategic investments generally consist of purchased sponsorship or advertising space and revenue share arrangements on our web sites and were $12.3 million and $1 million for the quarters ended March 31, 2000 and 1999, respectively.

   Barter revenues

   Revenues from the exchange of our media and advertising services for the products and services of third parties, including advertising in other media, were $8.4 million for the quarter ended March 31, 2000 and were insignificant for the quarter ended March 31, 1999.

Total Costs and Expenses

   We accounted for the Excite acquisition as a purchase and Excite's costs and expenses have been included in our results of operations commencing on May 28, 1999, the date of the acquisition. Therefore, comparisons of our costs and expenses for the first quarters of 2000 and 1999 are not relevant for purposes of indicating the trend of our costs and expenses in 2000 and future years.

Our costs and expenses were as follows for the periods indicated (in thousands):

                                                                                 Three Months Ended March 31,
                                                                             -----------------------------------
                                                                               2000         Change         1999
                                                                             --------       ------       -------
Costs and expenses:
 Operating costs.......................................................      $ 57,239         208%       $18,600
 Product development and engineering...................................        20,975         224%         6,467
 Sales and marketing...................................................        56,926         642%         7,676
 General and administrative............................................        10,724         161%         4,103
                                                                             --------       ------       -------
Total costs and expenses excluding costs and amortization
 related to acquisitions and distribution agreements...................       145,864         296%        36,846
 Costs and amortization of distribution agreements.....................        93,965         526%        15,020
   Amortization of goodwill, intangible assets and
  deferred compensation and other acquisition-related costs............       573,133          n/a         6,733
                                                                             --------       ------       -------
Total costs and expenses...............................................      $812,962       1,287%       $58,599
                                                                             ========       ======       =======

   Operating costs

   Operating costs are primarily related to maintaining the @Home network and our Internet web sites and include telecommunication, web hosting and technical support costs such as personnel, access fees and equipment depreciation, as well as royalties, license agreements and revenue sharing arrangements for content and other services. Operating costs in our media and advertising business are typically lower than the operating costs related to the @Home broadband network. Operating costs increased by 208% to $57.2 million, or 41% of total revenues, for the quarter ended March 31, 2000, from $18.6 million, or 74% of total revenues, for the quarter ended March 31, 1999. Approximately 40% of the increase in operating costs in the first quarter of 2000 over the first quarter of 1999 was related to our acquisition of Excite in May 1999. The remainder of the increase was primarily attributable to telecommunication and technical support costs which have scaled with subscriber growth.

   During the first quarter of 2000, operating costs increased on an absolute dollar basis over prior quarters due primarily to growth in our subscriber base which required additional investments in network infrastructure and customer service operations. Additionally, recent acquisitions, such as iMALL and Bluemountain.com, have resulted in an increase in our operating costs over prior quarters. Future acquisitions, expansion into international markets and deployment of advanced technologies will result in further increases in operating costs due to additional personnel, equipment depreciation, royalties, revenue sharing arrangements and other factors. In addition, operating costs in 2000 will increase as compared to the same period in 1999 due to our results of operations reflecting the operations of Excite for a full year in 2000.

   Gross Margins. We define gross margin as total revenues net of operating costs, excluding cost and amortization of distribution agreements, which is a presentation not in conformity with generally accepted accounting principles. Gross margin increased to $80.8 million, or 59% of total revenues, for the quarter ended March 31, 2000, from $6.5 million, or 26% of total revenues, for the quarter ended March 31, 1999. The increase in gross margin and gross margin percentage in the first quarter of 2000 over the first quarter of 1999 was primarily due to an increase in media and advertising revenues related to our acquisition of Excite in May 1999. Media and advertising revenues historically have lower direct costs than subscriber network services.

   In the future, the types of advertising revenues generated and the revenue sharing provisions of distribution and content agreements may affect gross margin. Additionally, the expansion of our broadband subscriber services may require higher operating costs, or conversely, may result in lower incremental operating costs, and as a result affect gross margin. We believe that the continued expansion of our operations is critical to the achievement of our goals and we anticipate that operating costs will increase in the future although generally at a slower rate than the expected increase in our revenues. However, operating results may fluctuate significantly, and revenues may grow at a slower rate than operating costs.

   Product development and engineering

   Product development and engineering expenses consist primarily of salaries and related expenses for hardware and software engineering and development personnel, consulting fees, equipment depreciation, supplies, the allocated cost of facilities and related miscellaneous expenses. Product development and engineering expenses increased by 224% to $21 million, or 15% of total revenues, for the quarter ended March 31, 2000, from $6.5 million, or 26% of total revenues, for the quarter ended March 31, 1999. Approximately 60% of the increase in product development and engineering costs in the first quarter of 2000 over the first quarter of 1999 was related to our acquisition of Excite in May 1999. The remainder of the increase was primarily related to costs associated with enhancing the stability and scalability of the @Home broadband network.

   We anticipate that product development and engineering expenses will continue to increase on an absolute dollar basis in the future due in part to:

   . increased technology development efforts related to the stability and scalability of our broadband network, including continuing design and deployment costs and costs related to providing the Excite personalized service over the @Home network;

   . development and introduction of new content and services on our Internet sites, in order to create and maintain brand loyalty among customers and users of our narrowband and broadband Internet services;

   . additional technology development efforts and integration of acquired technologies from Excite, iMALL, Bluemountain.com and other companies acquired in the future;

   . development of narrowband and broadband Internet services in international locations; and

   . our results of operations reflecting the inclusion of Excite for an entire year.

   In addition, we anticipate that product development and engineering expenses will increase as a percentage of revenues during 2000 as we further develop our broadband media and content services and make additional infrastructure investments designed to provide network stability and scalability to support our larger broadband subscriber base.

   Sales and marketing

   Sales and marketing expenses consist primarily of promotional and advertising expenses, personnel costs, commissions and agency and consulting fees. For our media and advertising services, we have a direct sales force that sells banner advertisements and sponsorships on the Excite Network to advertisers and advertising agencies. For our subscriber network services, we currently rely primarily on our cable partners to market the @Home broadband Internet service. In addition, we have engaged in nationwide marketing of the service through promotional activities and retail initiatives. We also incur promotional and advertising expenses as we promote our brands and introduce new services, such as our free dial-up service called FreeLane, in order to create and maintain brand loyalty among customers.

   Sales and marketing expenses increased by 642% to $56.9 million, or 41% of total revenues, for the quarter ended March 31, 2000, from $7.7 million, or 31% of total revenues, for the quarter ended March 31, 1999. Approximately 70% of the increase in sales and marketing expenses in the first quarter of 2000 over the first quarter of 1999 was related to our acquisition of Excite in May 1999. The remainder of the increase was split approximately equally between @Home subscriber acquisition expenses, e-commerce expenses related to our acquisition of iMALL in October 1999, expenses associated with FreeLane and an increase in international sales and marketing expenses.

   We expect sales and marketing expenses will continue to increase on an absolute dollar basis in the future, and as a percentage of revenues in 2000, primarily due to:

   . an increase in our sales efforts with respect to our broadband media services, such as the @Home 2000 broadband portal;

   . expanded marketing campaigns and greater use of media advertising and promotions in an effort to create and maintain brand loyalty among broadband subscribers;

   . more sponsorship and content arrangements to enhance our narrowband and broadband Internet services;

   . acceleration of marketing activities related to @Home and @Work subscriber acquisitions, including expanded retail and self-installation initiatives;

   . increased international sales and marketing activities to promote the Excite and @Home services; and

   . our results of operations reflecting the inclusion of Excite for an entire year.

   General and administrative

   General and administrative expenses consist primarily of administrative and executive personnel costs, fees for professional services and the costs of computer systems to support our operations. General and administrative expenses increased by 161% to $10.7 million, or 8% of total revenues, for the quarter ended March 31, 2000, from $4.1 million, or 16% of total revenues, for the quarter ended March 31, 1999. The increase in general and administrative expenses in the first quarter of 2000 over the first quarter of 1999 was related to our acquisition of Excite in May 1999 and the increase of personnel and expenditures related to expansion of our facilities and information technology to support our business strategy and the growth of our operations and infrastructure.

  We anticipate that general and administrative expenses will continue to increase on an absolute dollar basis in the future as we expand our administrative and executive staff, add infrastructure, expand facilities and assimilate acquired technologies and businesses.

  Cost and amortization of distribution agreements

  Cost and amortization of distribution agreements were $94 million and $15 million for the quarters ended March 31, 2000 and 1999, respectively, and consisted primarily of charges and amortization related to warrants to purchase our common stock issued to certain cable partners in connection with distribution agreements and performance incentives for distributing the @Home service. Warrants issued to cable partners as incentives under exclusive distribution agreements are recorded as intangible assets at fair value when the performance criteria are met, and the intangible assets are amortized over the remaining terms of the distribution agreements, which expire at various dates through 2005. During the first quarter of 2000, certain warrants subject to vesting under distribution agreements were canceled and we recorded a net reduction of $2.5 million to distribution agreements in our condensed consolidated balances sheets. Amortization of distribution agreements was $23.2 million and $14.7 million during the quarters ended March 31, 2000 and 1999, respectively. The increase in amortization of distribution agreements in the first quarter of 2000 compared to the first quarter of 1999 was due to an increase in the number of warrants earned by cable partners that met certain performance milestones.

  Warrants that vest based on performance incentives, but were not issued in connection with an exclusive distribution agreement, are charged to operations as such warrants are earned, amounting to $70.7 million in the first quarter of 2000 and $0.3 million in the first quarter of 1999. The increase in the cost of these performance incentives in 2000 compared to 1999 was primarily attributable to our cable partners achieving performance milestones which significantly increased the number of warrants earned.

  We will incur a minimum of approximately $24 million per quarter for amortization of our distribution agreements through the first half of 2002 and lesser amounts thereafter until our distribution agreements fully expire in 2005. We will also record additional charges in the second quarter of 2000 related to achievement of milestones related to performance incentives. In addition, the new distribution agreements with our principal cable partners provide for the issuance of warrants to purchase an estimated 85 million shares of common stock. We will record the fair values of these warrants as they are earned by the cable partners and amortize such amounts to operations over the terms of the new distribution agreements.

  Amortization of goodwill, intangible assets and deferred compensation and other acquisition-related costs

  Amortization of goodwill and intangible assets. During the quarter ended March 31, 2000, amortization of goodwill and acquired intangible assets was $567.3 million as compared to $6.7 million during the quarter ended March 31, 1999. Goodwill and acquired intangible assets resulted primarily from our acquisition of Excite in May 1999, iMALL in October 1999 and Bluemountain.com in December 1999. We expect to incur goodwill and intangible asset amortization charges of up to $600 million per quarter until the goodwill and intangible asset balances from each of our acquisitions become fully amortized starting in 2003. In addition, we expect to incur additional goodwill and intangible asset amortization charges related to future acquisitions.

  Amortization of deferred compensation. Amortization of deferred compensation related to acquisitions was $4.9 million for the quarter ended March 31, 2000 and none for the quarter ended March 31, 1999. Acquisition-related deferred compensation resulted from our assumption of stock-based awards held by employees of Bluemountain.com and Webshots prior to the acquisition and represents the difference between the exercise price of unvested awards and the fair market value of our Series A common stock. Deferred compensation is amortized over the vesting term of the award and is expected to be approximately $5 million per quarter through 2001 when the stock-based awards begin to fully vest. Amortization of deferred compensation related to issuance of restricted stock to employees under stock purchase agreements was approximately $0.3 million during both the first quarters of 2000 and 1999 and is included in the category of costs and expenses in which the related employee salaries are recorded.

  Other acquisition-related costs. Costs directly associated with our acquisitions that were not capitalized as part of the purchase consideration, primarily resulting from our acquisition of Excite, iMALL and Bluemountain.com, were $0.9 million for the quarter ended March 31, 2000 and none for the quarter ended March 31, 1999. Such costs were primarily related to system integration costs and professional fees. We expect to continue to incur additional integration and other costs in the future related to our acquisitions.

Equity Share of Losses of Affiliated Companies

   Our equity share of losses of affiliated companies, which include joint ventures and investments in privately held companies accounted for under the equity method, was $4.8 million for the quarter ended March 31, 2000 and none for the quarter ended March 31, 1999. Our equity interest in these affiliated companies range from 20% to 50%, with the exception of our 67% interest in Excite Japan as a result of an additional investment by us in March 2000.
We consider such affiliated companies to be related parties. Our investments under the equity method were $24.8 million as of March 31, 2000 and $19 million as of December 31, 1999. The increase represents cash investments by us during the first quarter of 2000 net of our equity share of losses. We expect to record further losses related to our equity share in these affiliated companies in the future.

Realized Gain on Investment

   We recognized a gain of $12.6 million in February 1999 as a result of an investee, a privately held company that we had accounted for under the cost method, being acquired in a common stock acquisition by a publicly traded company.

Interest and Other Income, Net

   Our net interest and other income consisted of the following amounts for the years indicated (in thousands):

                                                                             Three Months Ended March 31,
                                                                         ------------------------------------
                                                                           2000          Change        1999
                                                                         --------        ------       -------
  Interest and other income  .........................................   $ 14,224         149%        $ 5,706
  Interest and other expense  ........................................    (11,031)        281%         (2,895)
                                                                         --------         ----        -------
   Total interest and other income, net  .............................   $  3,193          14%        $ 2,811
                                                                         ========         ====        =======

   Interest and other income, net increased to $3.2 million for the quarter ended March 31, 2000 compared to $2.8 million for the quarter ended March 31, 1999. The increase in interest and other income in the first quarter of 2000 over the first quarter of 1999 was due primarily to an increase in interest income earned on higher cash and investment balances as a result of the funds received from our secondary public offering in August 1998 and the private offering of convertible subordinated debt in December 1998 and 1999, as well as realized gains from our sale of equity securities in publicly held companies. The increase in interest and other expense in the first quarter of 2000 compared to the first quarter of 1999 was due primarily to higher capital lease obligations in 2000 and the interest expense on the $500 million principal amount of convertible subordinated debt issued in December 1999.

Income Taxes

   Due to operating losses incurred since inception, we did not record a provision for income taxes during the first quarters of 2000 or 1999. A valuation allowance has been recorded for net deferred tax assets reducing such amounts to zero because we lack an earnings history. Accordingly, we have not recorded any income tax benefit for net losses incurred for any period from inception through March 31, 2000.

Net Loss

   Our net loss for the quarters ended March 31, 2000 and 1999 was $676.5 million and $18.1 million, respectively. The net loss in the first quarter of 2000 was due predominantly to the cost and amortization of distribution agreements of $94 million and the amortization of goodwill, intangible assets and deferred compensation and other acquisition-related costs of $573.1 million, the substantial portion of which did not require cash outlay. Net income (loss) before such costs and expenses was $(9.4) million for the first quarter of 2000 and $3.6 million for the first quarter of 1999.

   We will continue to generate net losses in the foreseeable future due to the significant non-cash charges associated with the costs and amortization related to acquisitions and distribution agreements. The amount of future net loss or income before such costs and amortization will depend on our future revenues and the costs and expenses required to generate those revenues.

Liquidity and Capital Resources

Liquidity

   Since inception, we have financed our operations primarily through a combination of private and public sales of equity and convertible debt securities and capital lease obligations. As of March 31, 2000, our principal source of liquidity was approximately $502.3 million of cash, cash equivalents and short-term investments, compared with $525.2 million as of December 31, 1999. Our short-term investments consist predominantly of debt instruments that mature in less than one year, are highly liquid and have a high-quality investment rating. We intend to make our short-term investments available, if and when needed, for operating purposes.

   Our cash and cash equivalents decreased by $23 million from $224.5 million as of December 31, 1999 to $201.5 million as of March 31, 2000. This decrease resulted from cash provided by operating activities of $6.8 million, cash used in investing activities of $65 million and cash provided by financing activities of $35 million during the first quarter of 2000. Cash provided by operating activities of $6.8 million included a net loss of $676.5 million offset by non-cash charges of $693 million related to depreciation and amortization of distribution agreements, acquisition-related amounts, deferred compensation and other amounts, and a net decrease of $9.7 million in operating assets and liabilities. Cash used in investing activities of $65 million included net purchases of equipment of $41.9 million, net purchases of other investments of $7.4 million, payments under our backbone agreement of $6 million and investment in joint ventures of $10.6 million, offset by net cash received in business combinations of $0.9 million. Cash provided by financing activities of $35 million included net proceeds from common stock issuance of $47 million offset by payments under capital leases of $12 million.

   We intend to make investments in infrastructure of approximately $250 million in 2000, including investments in our private network designed to provide stability and scalability. We also intend to make investments in our international joint ventures to increase our ownership and control of these entities. We believe that we have sufficient liquidity to support such investments, to meet the commitments described below and to fund our operating needs for at least the next 12 months; however, it is possible that we could experience unexpected costs and expenses with respect to these or other items. Thereafter, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to seek alternative financing, such as selling additional equity or debt securities or obtaining additional credit facilities. However, depending on market conditions, we may consider alternative financing even if our financial resources are adequate to meet presently anticipated business requirements. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. Financing may not be available on terms acceptable to us or at all.

Commitments

   In December 1998, we entered into a backbone agreement with AT&T to create a nationwide network utilizing AT&T's 15,000-mile optical fiber Internet protocol data communications line. Under the terms of this agreement, we paid approximately $57 million in 1999 and we are required to make remaining payments totaling $45 million in 2000. We have paid approximately $6 million to date in 2000 and will make additional payments of $39 million during the year. We expect to make additional disbursements of approximately $5 million per year during the 20-year term of this agreement for co-location space, equipment and support and maintenance fees.

   As of March 31, 2000, we had commitments under our capital leases and other financings to repay approximately $123 million plus interest over the next 36 months with a substantial portion of this amount due in 2000.

   Our corporate headquarters, including recently constructed facilities, consist of approximately 670,000 square feet in Redwood City, California, which we occupy under 12 to 15 year leases. Rent under leases for recently constructed headquarters facilities is based on construction costs, and we are responsible for some tenant improvements. We occupied these new facilities early in 2000. In addition, we plan to occupy additional nearby facilities in 2001. Rental payments for our headquarters facilities including recently constructed facilities are approximately $1.1 million per month. Total rental payments on facilities in other locations are approximately $400,000 per month.

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

   During 2000, we have acquired Kendara, Inc. and Worldprints.com International, Inc. and we expect to acquire several other companies during 2000. These companies have specific technology and other capabilities that we may not be able to successfully integrate with our services or transition to our online platforms. As a result, we may incur unexpected integration and product development expenses that could harm our results of operations. We may also be required to record charges to operations related to the impairment of acquired technology or other intangible assets.

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

   Moreover, "filter" software programs that limit or prevent advertising from being delivered to a web user's computer are available. Other software programs are able to hide a web user's identity and prevent "cookies" from being written to, or read from, the user's hard drive. Cookies are bits of information keyed to a specific memory location and passed to a web site server through the user's browser software. This software prevents the proper operation of our services, including personalization of the My Excite Start Page and targeted banner advertising. Widespread adoption of software products such as these could reduce the attractiveness of our personalization features and harm the commercial viability of online advertising.

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

   We have made equity investments in many Internet companies, including joint ventures in other countries. In most instances, these investments are in the form of illiquid securities of private companies. These companies typically are in an early stage of development and may be expected to incur substantial losses. Due to recent market volatility, some of these companies may alter plans to go public, and others that have gone public have experienced or may experience significant decreases in the trading prices of their common stock. Our investments in these companies may not yield any return. Furthermore, if these companies are not successful, we could incur charges related to write-downs or write-offs of assets. We also record and continue to record a share of the net losses in some of these companies, up to our cost basis, if they are equity investments. We intend to continue to invest in illiquid securities of private companies and in joint ventures in the future. Losses or charges resulting from these investments could harm our operating results.

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

   Our future success depends on our ability to attract, retain and motivate highly skilled employees. Competition for employees in the Internet industry is intense, particularly in the Silicon Valley where we are headquartered. Due to the recent decline in the trading price of our common stock, we may face challenges in attracting and retaining employees. Additionally, the exercise price of a significant portion of our equity awards such as stock options may be higher than the current trading price of our stock, and such stock options may not retain the incentive effect intended at the time of issuance. We may issue additional equity awards from time to time to retain employees and this may dilute existing shareholders. We may be unable to attract, assimilate or retain other highly qualified employees in the future. We have from time to time experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Recently, several members of executive management have resigned from our company, and although we have replaced most of these employees, the new employees have generally not had previous experience working together with each other or other members of executive management. The risk of attracting and retaining qualified employees is compounded by the fact that we are controlled by our principal cable partners or by AT&T alone if the transactions contemplated by the recently-announced agreements with our cable partners become effective, and therefore we may not have the same flexibility as a typical Silicon Valley company to pursue initiatives proposed by management. Furthermore, certain key employees possess marketing, technical and other expertise which is important to the operations of our business, and if these employees leave, we may not be able to replace them with employees possessing comparable skills.

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

   Currently, each of our subscribers must typically obtain a cable modem from a cable partner to access the @Home service. The North American cable industry has recently adopted interface standards known as DOCSIS for hardware and software to support the delivery of data services over the cable infrastructure utilizing compatible cable modems. Some of our cable partners have chosen to delay deployments of the @Home service until the commercial availability of DOCSIS-compliant cable modems is widespread, among other reasons. Also, cable modem manufacturers have experienced, and may continue to experience, production and delivery problems with cable modem components that may restrict the number of modems available. Cable modem manufacturers may also delay the production or delivery of cable modems for various economic or other reasons. Subscriber growth could be constrained and our business could be significantly harmed if our cable partners choose to slow the deployment of the @Home service because they are not able to obtain a sufficient quantity of DOCSIS-compliant modems and if such modems do not become widely available through other channels.

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

Risks Related to Our Relationships With Our Cable Partners

   The success of our business depends on our relationships with our cable partners. We recently announced extended and modified distribution agreements with AT&T, Comcast and Cox, which are subject to stockholder and regulatory approvals, and we also have distribution agreements with other cable partners. Additionally, we have agreed not to provide a variety of Internet services in the areas covered by our cable partners. Our agreements with our cable partners are complex and some of the risks associated with these relationships are set forth below. Please also refer to our proxy statement for our 2000 annual stockholders meeting for a further description of the recently announced agreements.

We depend on our cable partners to upgrade to the two-way cable infrastructure necessary to support the @Home service; the availability and timing of these upgrades are uncertain.

   Transmission of our broadband services depends on the availability of high-speed two-way hybrid fiber coaxial cable infrastructure. However, only a portion of existing cable plant in the United States and in some international markets has been upgraded to two-way hybrid fiber coaxial cable, and even less is capable of high-speed two-way transmission. As of March 31, 2000, approximately 43% of our North American cable partners' cable infrastructure was capable of delivering the @Home service. Our cable partners have announced and are implementing major infrastructure investments in order to deploy two- way hybrid fiber coaxial cable. However, these investments have placed a significant strain on the financial, managerial, operating and other resources of our cable partners, most of which are already highly leveraged. Therefore, these infrastructure investments have been, and we expect will continue to be, subject to change, delay or cancellation. Furthermore, because of consolidation in the cable television industry, as well as the sale or transfer of cable assets among cable television operators, many cable companies have delayed upgrading particular systems that they plan to sell or transfer. If these upgrades are not completed in a timely manner, our broadband services may not be available on a widespread basis and we may not be able to increase our subscriber base at the rate we anticipate. Although our commercial success depends on the successful and timely completion of these infrastructure upgrades, most of our cable partners are under no obligation to upgrade systems or to introduce, market or promote our broadband services. As has happened in the past, even if a cable partner upgrades its cable infrastructure, the upgraded infrastructure may not function properly, and therefore may cause a delay in the availability of our broadband services for particular areas. The failure of our cable partners to complete these upgrades in a timely and satisfactory manner, or at all, would prevent us from delivering broadband services and would significantly harm our business.

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

   Under our new agreements with our principal cable partners, we granted or will grant warrants to Comcast and Cox to purchase two shares of Series A common stock and warrants to AT&T to purchase one share of Series A common stock and one share of Series B common stock, for each home passed by the cable systems located in the United States operated by each respective cable partner. Warrants for an estimated 85 million shares in aggregate will be issued, and each warrant will have an exercise price of $29.54 per share. We may grant additional warrants in the future depending on increases in homes passed by cable systems owned by these cable partners. Additionally, approximately 50 million shares of Series A common stock held by AT&T will be converted into shares of Series B common stock, each share of which entitles AT&T to 10 votes and which will therefore result in additional voting power for AT&T. We will record the fair values of the warrants as they are earned by the cable partners and amortize such amounts to operations over the terms of the new distribution agreements.

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

Interest Rate Sensitivity

Short-Term Investments

   We had short-term investments of $300.8 million as of March 31, 2000. These short-term investments consist predominantly of highly liquid debt instruments that are of high-quality investment grade and mature in one year or less. These investments are subject to interest rate risk in that their value will fall if market interest rates increase. A hypothetical increase in market interest rates by 10 percent from levels at March 31, 2000 would cause the fair value of these short-term investments to decline by an immaterial amount. Because we are not required to sell these investments before maturity, we have the ability to avoid realizing losses on these investments due to a sudden change in market interest rates. However, we could choose to sell these investments before maturity at a loss. Declines in interest rates over time will, however, reduce our interest income.

Outstanding Convertible Debt

   As of March 31, 2000, we had two issuances of long-term convertible debt outstanding. The balance of our convertible debentures issued in December 1998, net of unamortized original issue discount, was approximately $238.1 million as of March 31, 2000 and bears an effective interest rate of approximately 4%. Our convertible notes issued in December 1999 had an outstanding balance of $500 million on March 31, 2000 and bear a fixed rate of interest of 4.75%. In certain circumstances, we may be required to redeem these debt instruments for our Series A common stock or cash. Because the interest rates on these debt instruments are fixed, a hypothetical 10 percent decrease in interest rates would not have a material impact on us. Increases in market interest rates could, however, increase the interest expense associated with future borrowings by us, if any. Changes in interest rates and the price of our stock also affect the market value of these securities. We do not hedge against interest rate increases.

Equity Price Risk

   We own shares of certain public companies. We value these investments using the closing fair market value stated in the Wall Street Journal for the last day of each month. As a result, we reflect these investments in our consolidated balance sheet at March 31, 2000 at their fair market value of $281.9 million, with the unrealized gains and losses reported in stockholders' equity as "Accumulated Other Comprehensive Income". We do not hedge against equity price changes.

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


Item 2.   Changes in Securities and Use of Proceeds

   Recent Sales of Unregistered Securities

   On February 10, 2000, in connection with our acquisition of Kendara, Inc., we issued approximately 1.5 million shares of our Series A common stock, 202 shares of our Series B non-voting preferred stock and 1,279 shares of our Series C non-voting preferred stock to the stockholders of Kendara in a private transaction that was exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act or Regulation D thereunder.


Item 3.   Defaults Upon Senior Securities

   Not applicable.


Item 4.   Submission of Matters to a Vote of Security Holders

   Not applicable.


Item 5.   Other Information

   Not applicable.


Item 6.   Exhibits and Reports on Form 8-K

   (a) Exhibits. The exhibits listed in the accompanying exhibit index are filed as part of this report.

   (b)  Current Reports on Form 8-K.

   On April 3, 2000, we filed a current report on Form 8-K announcing under Item 5 that (1) on March 28, 2000, we agreed with our principal cable partners--AT&T Corp., Comcast Corporation and Cox Communications, Inc.--to new extended distribution agreements and a reorganization of our corporate governance structure and (2) on March 29, 2000, we issued a press release jointly with AT&T announcing this agreement.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     AT HOME CORPORATION
                                     (Registrant)

Date: May 15, 2000                 By:    /s/ KENNETH A. GOLDMAN
                                        ----------------------------------------
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)


                                          /s/ ROBERT A. LERNER
                                        ----------------------------------------
                                        Vice President, Corporate Controller and
                                        Treasurer
                                        (Principal Accounting Officer)

Index to Exhibits

                                                                            Incorporated by Reference
Exhibit                                                               --------------------------------------     Filed
   No.                      Exhibit Description                       Form   File No.   Exhibit   Filing Date   Herewith
-------                     -------------------                       -----  ---------  -------   -----------   --------
  2.01    Agreement and Plan of Reorganization, dated February 2,     S-3/A  333-31530    4.07      05/01/00
          2000, between the Registrant and Kendara, Inc.
  2.02    Agreement and Plan of Reorganization, dated April 5,        S-3/A  333-31530    4.08      05/01/00
          2000, between the Registrant and Worldprints.com
          International, Inc.
  4.01    Letter Agreement and Term Sheets, dated March 28, 2000,      8-K          --   99.01      04/03/00
          between the Registrant and AT&T Corp., Comcast
          Corporation and Cox Communications, Inc.
  10.1    Employment Agreement, dated December 9, 1999, between                                                     X
          the Registrant and Mark O'Leary*
  10.2    Employment Agreement, dated January 4, 2000, between                                                      X
          the Registrant and Byron Smith*
  10.3    Separation Agreement, dated January 31, 2000, between                                                     X
          the Registrant and Don Hutchison*
  10.4    Worldprints.com International, Inc. 1999 Stock               S-8   333-34452    4.03      04/10/00
          Incentive Plan*
 27.01    Financial Data Schedule for three months ended March                                                      X
          31, 2000 (EDGAR version only).

   * Management contracts or compensatory plans required to be filed as an exhibit to this quarterly report.