Form 10-Q
period 2000-06-30
AT HOME CORP
filed 2000-08-14
CIK 1020620

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------
                                    FORM 10-Q
                                ----------------



    (MARK ONE)

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000.

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



                                                             As of July 31, 2000
                                                             -------------------
Number of shares of Series A Common Stock outstanding: ....      371,476,237
Number of shares of Series B Common Stock outstanding: ....       30,800,000
Number of shares of Series K Common Stock outstanding: ....               --

================================================================================

                               AT HOME CORPORATION

        QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2000

                                TABLE OF CONTENTS



                                                                                      Page
                                                                                      ----

                         PART I - FINANCIAL INFORMATION


Item 1.   Condensed Consolidated Financial Statements - Unaudited
          Condensed Consolidated Balance Sheets as of June 30, 2000 and
             December 31, 1999 .....................................................   3
          Condensed Consolidated Statements of Operations for the Three and Six
             Months Ended June 30, 2000 and 1999 ...................................   4
          Condensed Consolidated Statements of Cash Flows for the Six Months
             Ended June 30, 2000 and 1999 ..........................................   5
          Notes to Condensed Consolidated Financial Statements .....................   6
Item 2.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations .................................................  12
Item 3.   Quantitative and Qualitative Disclosures About Market Risk................  41


                           PART II - OTHER INFORMATION


Item 1.   Legal Proceedings ........................................................  42
Item 2.   Changes in Securities and Use of Proceeds ................................  42
Item 3.   Defaults Upon Senior Securities ..........................................  43
Item 4.   Submission of Matters to a Vote of Security Holders ......................  43
Item 5.   Other Information ........................................................  44
Item 6.   Exhibits and Reports on Form 8-K .........................................  45

Signatures .........................................................................  46

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               AT HOME CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)


                                                                                           June 30,      December 31,
                                                                                             2000           1999
                                                                                         ------------   -------------
                                      ASSETS                                              (Unaudited)        (*)
Current assets:
  Cash and cash equivalents............................................................  $    157,508   $     224,548
  Short-term investments...............................................................       231,224         300,675
                                                                                         ------------   -------------
          Total cash, cash equivalents and short-term investments......................       388,732         525,223
  Accounts receivable, net.............................................................        57,355          52,200
  Accounts receivable-- related parties................................................        34,226          18,332
  Other current assets.................................................................        53,759          35,151
                                                                                         ------------   -------------
          Total current assets.........................................................       534,072         630,906
Property, equipment and improvements, net..............................................       292,418         176,077
Investments in affiliated companies....................................................        52,242          19,015
Other investments......................................................................       192,785         273,005
Distribution agreements, net...........................................................       280,021         313,557
Goodwill and other intangible assets, net..............................................     6,664,349       7,615,062
Other assets...........................................................................        92,832          76,657
                                                                                         ------------   -------------
          Total assets.................................................................  $  8,108,719   $   9,104,279
                                                                                         ============   =============

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.....................................................................  $     93,056   $      44,491
  Accounts payable-- related parties...................................................         9,015          23,206
  Accrued compensation and related expenses............................................        19,914          15,632
  Deferred revenue.....................................................................        56,481          56,844
  Other accrued liabilities............................................................        78,103          62,540
  Current portion of capital lease and other obligations...............................        71,848          38,666
                                                                                         ------------   -------------
          Total current liabilities....................................................       328,417         241,379
Convertible notes and debentures.......................................................       739,853         736,294
Capital lease and other obligations, less current portion..............................        61,530          52,552
Other liabilities......................................................................         8,968           7,037

Commitments and contingencies (Note 5)

Stockholders' equity:
  Convertible preferred stock, $0.01 par value:
     Authorized shares-- 9,650,000
     Issued and outstanding shares-- 9,857 in 2000 and 10,134 in 1999..................       373,271         397,019
  Common stock, $0.01 par value:
     Authorized shares-- 719,719,414
     Issued and outstanding shares-- 399,952,419 in 2000 and
        384,754,355 in 1999............................................................     9,687,461       9,312,700
  Deferred compensation................................................................       (44,583)        (50,493)
  Accumulated other comprehensive income...............................................       (16,611)         92,594
  Accumulated deficit..................................................................    (3,029,587)     (1,684,803)
                                                                                         ------------   -------------
          Total stockholders' equity...................................................     6,969,951       8,067,017
                                                                                         ------------   -------------
          Total liabilities and stockholders' equity...................................  $  8,108,719   $   9,104,279
                                                                                         ============   =============

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

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements

                               AT HOME CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands, except per share data)


                                                                Three Months Ended June 30,     Six Months Ended June 30,
                                                              ------------------------------ ----------------------------
                                                                   2000            1999           2000            1999
                                                              --------------  -------------- --------------  -------------

Revenues(1)...............................................    $      148,721  $      70,542  $      286,784  $      95,640
Costs and expenses(2):
  Operating costs.........................................            69,363         29,084         126,602         47,684
  Product development and engineering.....................            26,813         11,281          47,788         17,748
  Sales and marketing.....................................            74,254         25,274         131,180         32,950
  General and administrative..............................            17,798          6,423          28,522         10,526
  Cost and amortization of distribution agreements........            28,166         18,703         122,131         33,723
  Amortization of goodwill, intangible assets and deferred
    compensation and other acquisition-related costs......           589,317        199,451       1,162,450        206,184
                                                              --------------  -------------  --------------  -------------
Total costs and expenses..................................           805,711        290,216       1,618,673        348,815
                                                              --------------  -------------  --------------  -------------
Loss from operations......................................          (656,990)      (219,674)     (1,331,889)      (253,175)
Interest and other income, net............................               858          2,472           4,051          5,283
Investment gain from business combination.................                --             --              --         12,566
Equity share of losses of affiliated companies............           (12,131)          (742)        (16,946)          (742)
                                                              --------------- -------------- --------------  --------------
Net loss..................................................    $     (668,263) $    (217,955) $   (1,344,784) $    (236,068)
                                                              =============== =============  =============== =============
Net loss per share-- basic and diluted....................    $        (1.69) $       (0.76) $        (3.43) $       (0.89)
                                                              ==============  =============  ==============  =============
Shares used in per share computation-- basic and diluted..           396,092        287,155         391,868        264,060
                                                              ==============  =============  ==============  =============

------------------
(1)Revenues from related parties..........................    $       12,144  $       6,966  $       24,238  $      12,405
                                                              ==============  =============  ==============  =============

(2)Depreciation and amortization included in costs and
    expenses, excluding amortization of distribution
    agreements and acquisition-related amounts............    $       23,638  $       8,815  $       43,227  $      16,270
                                                              ==============  =============  ==============  =============

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements

                               AT HOME CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                                        Six Months Ended June 30,
                                                                                           2000              1999
                                                                                      -------------       ---------

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net loss..........................................................................    $  (1,344,784)   $   (236,068)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
  Depreciation and amortization...................................................           42,717          15,733
  Amortization of distribution agreements.........................................           46,581          33,463
  Cost of distribution agreements.................................................           75,550             260
  Amortization of deferred and stock-based compensation...........................           10,745             537
  Amortization of goodwill and other intangible assets............................        1,148,421         160,104
  Accretion of discount on convertible debentures.................................            4,769           3,421
  Compensation expense from accelerated stock option vesting......................               --           7,900
  Recognition of non-cash gain on investment......................................               --         (12,566)
  Purchased in-process research and development...................................               --          34,400
  Equity share of losses of affiliated companies..................................           16,946             742
  Changes in assets and liabilities:
    Accounts receivable...........................................................          (19,880)        (20,387)
    Other assets..................................................................          (37,661)             (3)
    Accounts payable..............................................................           24,927          12,978
    Accrued liabilities...........................................................           20,418          13,536
    Deferred revenues.............................................................           (5,205)          8,319
    Other long-term liabilities...................................................            1,734              --
                                                                                      -------------    ------------
Cash provided by (used in) operating activities...................................          (14,722)         22,369

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
Purchases of short-term investments...............................................          (97,265)       (298,562)
Sales and maturities of short-term investments....................................          166,716          93,248
Purchases of other investments....................................................          (28,170)             --
Sales of other investments........................................................           15,711              --
Net purchases of property, equipment and improvements.............................          (78,733)        (25,483)
Payments under backbone agreement.................................................          (11,970)        (27,058)
Investment in joint ventures......................................................          (49,935)             --
Business combinations, net of cash received.......................................           (6,565)         34,341
                                                                                      --------------    -----------
Cash used in investing activities.................................................          (90,211)       (223,514)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of repurchases........................           63,733          25,918
Payments on capital lease obligations.............................................          (25,840)         (8,228)
                                                                                      --------------   ------------
Cash provided by financing activities.............................................           37,893          17,690
                                                                                      -------------    ------------

Net decrease in cash and cash equivalents.........................................          (67,040)       (183,455)
Cash and cash equivalents, beginning of period....................................          224,548         300,702
                                                                                      -------------    ------------
Cash and cash equivalents, end of period..........................................    $     157,508    $    117,247
                                                                                      =============    ============

SUPPLEMENTAL DISCLOSURES
  Interest paid...................................................................    $      16,964    $      5,795
                                                                                      =============    ============
  Acquisition of equipment under capital leases...................................    $      68,000    $     14,701
                                                                                      =============    ============
  Warrants to purchase Series A common stock earned by cable partners
    under distribution agreements and capitalized as intangibles..................    $      13,045    $     81,589
                                                                                      =============    ============
  Conversion of preferred stock to common stock...................................    $     100,006    $         --
                                                                                      =============    ============
  Mergers and acquisitions:
    Issuance of common and preferred stock and assumed options and warrants
      exercisable for common stock................................................    $    (197,384)   $(7,165,646)
                                                                                      =============    ===========
    Liabilities assumed...........................................................    $      (2,352)   $  (105,743)
                                                                                      =============    ===========


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements

                               AT HOME CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Summary of Significant Accounting Policies

Basis of Presentation

    The unaudited condensed consolidated financial statements include the accounts of At Home Corporation and its consolidated subsidiaries, all of which are wholly owned. All significant intercompany transactions and balances have been eliminated in consolidation. Investments in entities owned 20% or more but less than majority owned and not otherwise controlled by us are accounted for under the equity method and presented in the consolidated balance sheets as investments in affiliated companies. The unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the interim periods presented. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for any subsequent period. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on April 28, 2000.

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

    The computation of basic and diluted net loss per share is as follows (in thousands, except per share data):


                                                           Three Months Ended June 30,     Six Months Ended June 30,
                                                         ------------------------------ ----------------------------
                                                              2000            1999           2000            1999
                                                         --------------  -------------- --------------  --------------
Net loss.............................................    $    (668,263)  $    (217,944) $  (1,344,784)  $     (236,068)
                                                         =============   =============  =============   ==============
Weighted average shares of common stock
  outstanding........................................          397,806         293,248        394,009          270,970
Less weighted average shares of common stock
  subject to repurchase..............................           (1,714)         (6,093)        (2,141)          (6,910)
                                                         --------------  -------------- -------------   --------------
Shares used in per share calculations................          396,092         287,155        391,868          264,060
                                                         =============   =============  =============   ==============
Net loss per share--basic and diluted.................   $       (1.69)  $       (0.76) $       (3.43)  $        (0.89)
                                                         =============   =============  =============   ==============

Segment Reporting

    Our key operating segments are aggregated into the reported business segments based upon how our management organizes, manages and internally reports our operations. As of June 30, 2000, our reported business segments consisted of Media and Advertising Services, Subscriber Network and Other Services, and International. Previously, International was reported as a component primarily of Subscriber Network and Other Services. Our segment disclosures include revenues for our reported business segments, but costs and expenses, loss from operations, net loss and assets and liabilities are not reported separately for each segment because this information is not produced or used internally by management in reviewing operations and in allocating resources.

    The following represents revenues for our reported business segments (in thousands):

                                            Three Months Ended June 30,  Six Months Ended June 30,
                                            --------------------------- --------------------------
                                                 2000         1999          2000          1999
                                            ------------- ------------  ------------  ------------
Media and Advertising Services............    $ 74,737      $ 42,315      $150,960      $45,777
Subscriber Network and Other Services.....      66,248        26,429       121,693       46,516
International.............................       7,736         1,798        14,132        3,347
                                              --------      --------      --------      -------
     Total consolidated revenues..........    $148,721      $ 70,542      $286,785      $95,640
                                              ========      ========      ========      =======

    Media and Advertising Services revenues were derived predominantly from customers located in the United States for both the three and six months ended June 30, 2000 and 1999. Subscriber Network and Other Services revenues derived from customers located outside the United States and excluded from the International segment consisted primarily of revenues from cable partners and their cable customers located in Canada, and accounted for approximately 12% of Subscriber Network and Other Services revenues for both the three and six months ended June 30, 2000 and 22% for both the three and six months ended June 30, 1999. International revenues earned from our unconsolidated joint ventures were $4.9 million and $1.7 million for the three months ended June 30, 2000 and 1999, respectively, and were $9 million and $3.2 million for the six months ended June 30, 2000 and 1999, respectively. International revenues earned by our consolidated operations outside of North America were $2.8 million and $0.1 million for the three months ended June 30, 2000 and 1999, respectively, and were $5.1 million and $0.1 million for the six months ended June 30, 2000 and 1999, respectively. No single customer accounted for more than 10% of total consolidated revenues for the three and six months ended June 30, 2000 and 1999.

Revenues from Related Parties

     Revenues from related parties were $12.1 million, or 8% of total revenues, for the three months ended June 30, 2000, as compared to $7 million, or 10% of total revenues, for the three months ended June 30, 1999. For the six months ended June 30, 2000 and 1999, revenues from related parties were $24.2 million and $12.4 million, respectively. One component of revenues from related parties consists of revenues from our principal cable partners which are generated from advertising arrangements, support services such as customer support, local area content development, development of set-top devices and pre-commercial deployment consulting. Revenues from our principal cable partners were $6.9 million and $5.1 million for the three months ended June 30, 2000 and 1999, respectively, and were $13.9 million and $9 million for the six months ended June 30, 2000 and 1999, respectively. The remaining revenues from related parties of $5.2 million and $1.9 million for the three months ended June 30, 2000 and 1999, respectively, and $10.3 million and $3.4 million for the six months ended June 30, 2000 and 1999, respectively, were earned primarily from consulting and other services rendered to our international joint ventures reimbursed on a cost-plus basis.

Revenues Related to Our Strategic Investments

    We have made minority investments in certain companies for strategic purposes, primarily in connection with expanding our Internet content and services and providing improved broadband connectivity to our @Work and @Home subscribers. Services provided in connection with these arrangements generally consist of the delivery of advertising impressions, e-commerce sponsorship agreements and revenue share arrangements on our web sites. Revenues under these arrangements are recognized based upon the fair value of the services provided and were $16.2 million and $7.3 million for the three months ended June 30, 2000 and 1999, respectively, and were $28.5 million and $8.3 million for the six months ended June 30, 2000 and 1999, respectively. Investments under these arrangements are recorded at their fair values. The fair values of investments in non-public companies are determined based upon the price per share paid by an independent third party in the same round of financing in which we participate.

Barter Revenues

    Revenues from the exchange of our media and advertising services for the products and services of third parties, a substantial portion of which is advertising in other media, were $10.2 million and $6.4 million for the three months ended June 30, 2000 and 1999, respectively, and were $18.6 million and $6.4 million for the six months ended June 30, 2000 and 1999, respectively. Revenues from barter transactions are recorded at the lower of the fair value of the services provided or the services or products received. Barter transactions involving the exchange of services generally result in the recognition of equivalent amounts of revenue and expense.

New Accounting Pronouncements

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. We will be required to adopt SAB 101 in the fourth quarter of 2000. We are currently in the process of evaluating the impact of SAB 101 on our financial position and results of operations, but we do not expect SAB 101 to have a material effect thereon.

    In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation." FIN 44 clarifies the application of Accounting Principles Board Opinion No. 25 for certain issues relating to stock compensation and is effective July 1, 2000. We do not expect FIN 44 to have a material effect on our financial position or results of operations.

    In May 2000, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus on EITF Issue 00-2, "Accounting for Web Site Development Costs." This consensus provides guidance on the types of costs incurred to develop websites that should be capitalized or expensed. The consensus is effective for website development costs incurred starting in the third quarter of 2000. We are currently in the process of evaluating the impact of this consensus on our financial position and results of operations, but we do not expect the consensus to have a material effect thereon.

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

    On June 19, 2000, Cablevision filed a lawsuit in the Delaware Chancery Court against Excite@Home, AT&T, Comcast, Cox and affiliated entities alleging, among other things, that certain provisions of the letter agreement constitute an amendment to the stockholders' agreement to which Cablevision is a party and that Cablevision's consent is required for any such amendment. On June 22, 2000, the parties amended the letter agreement in response to the Cablevision lawsuit. As stated in the amendment, the court in the Cablevision action was advised that the parties to the letter agreement have agreed not to consummate the new distribution arrangements until at least the conclusion of the trial on the merits in the Cablevision lawsuit. In addition, the date on which the parties may first terminate the letter agreement if the new distribution arrangements have not yet become effective was extended from September 30, 2000 to the earlier of November 15, 2000 or 30 days after the final judgment in the Cablevision litigation is no longer subject to appeal or review by the Delaware courts. On June 30, 2000, we filed a counterclaim alleging that Cablevision has breached its existing agreement with us. We believe that there is no legal merit to Cablevision's claim, and we will continue to vigorously defend this action. However, if Cablevision prevails, we may be required to amend or terminate the letter agreement, or Cablevision may be allowed to terminate our distribution agreement while retaining the right to exercise warrants for approximately 20.5 million shares of our Series A common stock. An unfavorable outcome may have a material adverse effect on our financial position and results of operations.

    On June 20, 2000, our stockholders approved an amendment to our fifth amended and restated certificate of incorporation, satisfying one of the requirements to the effectiveness of the letter agreement. This amendment, when filed, will result in Comcast and Cox no longer having certain rights under the stockholders' agreement. These rights currently include the right to designate a director to our board and the right to veto a board action by voting together against a board action. As of the effective date of the letter agreement, the designees of Comcast and Cox that are currently on our board will resign their board positions and AT&T will acquire voting control over all board actions.

    Upon the execution of the letter agreement, we granted to AT&T, Comcast and Cox warrants to purchase two shares of our Series A common stock for each home passed by their respective cable systems. The issuance of these warrants will become effective subject to the effectiveness of the letter agreement. The exercise price for the warrants is $29.54 per underlying share. Warrants issued to AT&T for approximately 55 million shares in aggregate will become 100% vested and exercisable, with limited exceptions, on June 4, 2002 for one share of Series A common stock and one share of Series B common stock for each home passed. Shares acquired through exercise of these warrants are subject to volume limitations on disposition at a rate of approximately 17% per year. Warrants issued to Comcast and Cox with respect to an estimated 45 million shares of our Series A common stock will vest as to approximately 17% of the total shares on June 4, 2001 and as to approximately an additional 8% each six months thereafter so long as the existing master distribution agreement, the letter agreement or superceding definitive agreements, as applicable, have been continuously in effect up to such date. We will also grant additional warrants for increases in homes passed, and each warrant granted by us will be subject to forfeiture based on decreases in homes passed or for failure to bring new systems in compliance with the distribution provisions of the letter agreement. We will record the fair values of these warrants at the time that they are earned by the cable partners and we will amortize such amounts to operations over the respective terms of the distribution agreements.

    Warrants to purchase approximately 8.9 million shares of our Series A common stock, which Comcast acquired in connection with its acquisition of cable systems from Prime-Potomac, L.P., Prime-Chicago L.P., Jones Intercable Inc. and Garden State Cablevision L.P., will be amended to eliminate performance vesting conditions and will become exercisable in six-month increments over the original vesting terms of these warrants. The distribution agreements assumed by Comcast in connection with these warrants may be terminated by Comcast at the same time that it terminates the existing or new master distribution agreement.

    In addition, upon the effectiveness of the letter agreement, we will issue to AT&T one share of our Series B common stock, each share of which entitles its holder to 10 votes, in exchange for each share of our Series A common stock surrendered by AT&T to us. We expect to issue approximately 50 million shares of our Series B common stock in this exchange, which, when considered together with the above warrants, would result in AT&T holding approximately 25% of the total outstanding shares of our common stock and approximately 74% of our voting power, each on a fully-diluted basis.

    Under the agreement, AT&T has granted Comcast and Cox the right to sell their shares of our Series A common stock to AT&T for a minimum price of $48 a share at any time between January 1, 2001, and June 4, 2002, up to a maximum of $1.5 billion for Comcast and $1.4 billion for Cox.

3. Significant Business Combinations

    On February 10, 2000, we completed the acquisition of Kendara, Inc., a Delaware corporation, for approximately 1.5 million shares of our Series A common stock, 202 shares of our Series B non-voting preferred stock and 1,279 shares of our Series C non-voting preferred stock, with a fair value of $104.8 million. The Series B preferred stock is being held in escrow for one year and will automatically convert into approximately 0.2 million shares of our Series A common stock upon the expiration of the one year escrow period. The Series C preferred stock is convertible into approximately 1.3 million shares of Series A common stock, subject to a vesting schedule and one year escrow period. We also assumed Kendara's outstanding stock options, which were converted into options to purchase approximately 0.1 million shares of our Series A common stock, with a fair value of $4.2 million. The total purchase consideration of $109.6 million also includes approximately $0.6 million of direct acquisition costs. The total purchase consideration was allocated to cash of $3.9 million, accounts receivable and other assets of $0.1 million, net property and equipment of $0.9 million, goodwill of $99.5 million, other identifiable intangible assets of $5.6 million and liabilities assumed of $0.4 million. Kendara is a provider of browser-based marketing services. We accounted for this acquisition as a purchase.

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

    On April 5, 2000, we completed the acquisition of Worldprints.com International, Inc., a Colorado corporation, for approximately 0.8 million shares of our Series A common stock and 804 shares of our Series B non-voting preferred stock, with an aggregate fair value of approximately $47.6 million. The Series B preferred stock will convert into approximately 0.8 million shares of Series A common stock subject to a vesting schedule and one year escrow period. We also assumed Worldprints' options and warrants, which were converted to options and warrants to purchase approximately 0.5 million shares of our Series A common stock, with a fair value of approximately $10 million. In addition, we also paid Worldprints' outstanding debt plus interest prior to the completion of the acquisition and assumed loans that we previously made to Worldprints, net of other cash transactions, for an aggregate of $8.8 million. The total purchase consideration of approximately $67.3 million included approximately $0.9 million of direct acquisition cost and was allocated to cash of $1.4 million, net property and equipment of $0.1 million, goodwill of $66.9 million and liabilities assumed of $1.1 million. Worldprints is the operator of a web site that offers photos and screensavers over the Internet. We accounted for this acquisition as a purchase.

4. Investments in Affiliated Companies

    Investments in affiliated companies consist primarily of joint ventures in which we share ownership and control with strategic partners. Our joint venture agreements generally authorize the boards of the joint ventures to determine the timing and amount of cash contributions to be made by the joint venture partners to fund operations. The cash contributions are generally made in proportion to each partner's ownership interest in the joint venture. Under the joint venture agreement for At Home Australia, which was merged with the Excite Asia Pacific Pty Ltd joint venture in March 2000 and renamed Excite@Home Australia Pty Limited, our joint venture partner and we may each be required to contribute up to approximately 32 million Australian dollars, or approximately $20 million, to the joint venture and we have contributed approximately $14.2 million to date. We have made investments of approximately $49.9 million during the six months ended June 30, 2000 to increase our ownership interest above 50% in the Excite Japan and Excite UK joint ventures as well as to fund the operations of Excite Japan, Excite UK, At Home Japan, Excite@Home Australia Pty Limited and Work.com. We have agreed with our Excite Chello (Note 8) partners to combine our joint ventures outside of North America with the operations of chello broadband to create a new joint venture. In our consolidated financial statements through June 30, 2000, we continue to account under the equity method for joint ventures in which we have increased our ownership interest to more than 50% during 2000.

5. Commitments and Contingencies

    Under our backbone agreement with AT&T, we made payments of approximately $12 million during the six months ended June 30, 2000 and we are required to make additional payments of approximately $33 million in 2000. Our payments under the backbone agreement are capitalized as they are made and are amortized by charges to operations over the term of the agreement or the estimated useful life of the equipment purchased. We will also be required to make additional payments of up to $5 million annually during the term of the agreement for co-location space, equipment and support and maintenance fees.

    We will be required to make cash contributions of 100 million Euros, or approximately $94 million based on current exchange rates, to the recently announced Excite Chello (Note 8) joint venture during the next several months.

6. Stockholders' Equity

Cable System Operator Performance Warrants

    In February 1998, we issued performance warrants for 10 million shares to Rogers and Shaw, our principal cable partners in Canada, with an exercise price of $5.25. These warrants are earned based on achievement of subscriber performance milestones by the cable partners. We recorded non-cash charges to operations for the fair value of earned warrants of $75.6 million and $0.3 million during the six months ended June 30, 2000 and 1999, respectively.

Exercises of warrants resulted in the net issuance of approximately 1.3 million shares during the six months ended June 30, 2000. Remaining outstanding warrants for approximately 5.4 million shares were all earned and exercisable as of June 30, 2000.

Warrants Subject to Distribution Agreements

    As of June 30, 2000, performance-based warrants issued to certain cable partners, including joint venture partners, as incentives under exclusive distribution agreements were outstanding as to approximately 38.7 million shares of our Series A common stock, of which approximately 25.1 million shares were earned and may be exercised. The warrants have exercise prices ranging from $0.25 to $32.50. During the six months ended June 30, 2000, warrants were earned with respect to approximately 1.3 million shares, and approximately 0.3 million shares previously earned were cancelled due to transfers of cable systems covered by certain warrants. As a result, we recorded $13 million as distribution agreements and $1.3 million as investments in affiliated companies in our consolidated balance sheets during the six months ended June 30, 2000 representing the number of warrants earned at fair value. We are amortizing the distribution agreements ratably over their remaining exclusive terms, which expire at various dates through 2004. Amortization of distribution agreements was $46.6 million and $33.5 million during the six months ended June 30, 2000 and 1999, respectively, and accumulated amortization as of June 30, 2000 was $182.9 million. There were no exercises of these warrants during the six months ended June 30, 2000.

7. Comprehensive Loss

    The components of our comprehensive loss for each period presented are as follows (in thousands):

                                                       Three Months Ended June 30,      Six Months Ended June 30,
                                                     -----------------------------   ----------------------------
                                                          2000            1999            2000            1999
                                                     -------------   -------------   -------------   ------------
Net loss.........................................      $(668,263)      $(217,944)     $(1,344,784)     $(236,068)
Unrealized gain (loss) on available-for-sale
  investments....................................       (101,506)         62,331         (109,347)        70,344
Foreign currency translation gain................             11              44              142             44
                                                       ---------       ---------      -----------      ---------
Comprehensive loss...............................      $(769,758)      $(155,569)     $(1,453,989)     $(165,680)
                                                       =========       =========      ===========      =========

8. Subsequent Events

    On July 14, 2000, we completed the acquisition of DataInsight, Inc., a Colorado corporation, for approximately 0.7 million shares of our Series A common stock with a fair value of approximately $14.2 million. We also assumed DataInsight's options, which were converted into options to purchase approximately 0.3 million shares of our Series A common stock. The purchase price included vested employee stock options with a fair value of approximately $0.3 million. Deferred compensation of approximately $0.5 million will be recorded and amortized over the four-year vesting period of unvested options assumed in the acquisition. In addition, we will issue up to approximately 0.7 million additional shares of our Series A common stock as well as additional employee stock options if DataInsight achieves certain revenue and profit performance targets on July 31, 2001. DataInsight is an online and offline database marketing systems and applications provider. We will account for this acquisition as a purchase.

    On July 18, 2000, we announced an agreement with UPC and its parent company, UnitedGlobalCom (together, the "United Group"), to form a joint venture, to be named Excite Chello, which would combine UPC's chello broadband subsidiary with our assets and operations outside North America, including our international joint ventures and wholly-owned subsidiaries. We have agreed to invest approximately 100 million Euros, or $94 million at current exchange rates, in this joint venture. Excite Chello will be equally owned and jointly controlled by Excite@Home and the United Group. We will account for our investment in Excite Chello under the equity method, and we will record our share of the net losses of the new joint venture. The closing of this transaction is subject to several conditions, including regulatory approval, obtaining third-party consents and contributions by the joint venture partners.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes contained herein and the information contained in our annual report for the year ended December 31, 1999. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We may identify these statements by the use of words such as "believe", "expect", "anticipate", "intend", "plan" and similar expressions. These forward-looking statements involve several risks and uncertainties. Our actual results could differ materially from those set forth in these forward-looking statements as a result of several factors, including those described under the caption "Risk Factors" herein and elsewhere in our annual report for the year ended December 31, 1999. These forward-looking statements speak only as of the date of this quarterly report, and we caution you not to rely on these statements without also considering the risks and uncertainties associated with these statements and our business as addressed elsewhere in this quarterly report and in our annual report for the year ended December 31, 1999.

Description of Business and Recent Developments

    Excite@Home is the leading provider of broadband online services. As of June 30, 2000, we had approximately 1.8 million worldwide subscribers to our @Home service, which provides high-speed Internet access to consumers utilizing the cable television infrastructure. Beginning in the fourth quarter of 2000, we expect to offer the @Home service over digital subscriber lines (DSL) in partnership with Rhythms NetConnections. The @Home service offers an "always on" connection with speeds many times faster than 56 kilobits-per-second dialup modems and features a scalable, distributed, intelligent private network designed to avoid bottlenecks frequently encountered on the public Internet. Elements of this advanced data network include a national, optical fiber Internet protocol backbone, regional data centers and local caching servers. We intend to leverage our broadband connectivity services to deliver a comprehensive broadband experience to our customers, including entertainment and media, information, communications and other services.

    We have long-term agreements with many of the largest cable companies in North America to carry the @Home service. Our agreements provide that we are the exclusive provider of broadband Internet connectivity through at least June 2002 with respect to AT&T, Cox and Comcast, and through various dates from 2002 to 2006 with respect to other cable partners. We have recently agreed with Cox, Comcast and AT&T to terms that will extend our relationship with these cable partners on a favorable but non-exclusive basis through 2006 and in the case of AT&T, through 2008. The new agreements also provide that we will issue additional warrants to these cable partners for an estimated 100 million shares of our common stock and that AT&T will obtain voting control over all board actions. Cablevision has filed a lawsuit regarding these new agreements and the court in this matter has been advised that the parties to the letter agreement have agreed not to consummate the new distribution arrangements until at least the conclusion of the trial on the merits in the Cablevision lawsuit. Please see Risk Factors for further information related to these agreements and our relationship with our cable partners. Including our DSL agreement with Rhythms NetConnections, the footprint of our @Home service was approximately 74 million homes in North America as of June 30, 2000. Approximately 28 million of the 59 million homes in our North American cable footprint were served by upgraded two-way cable capable of carrying our @Home service as of June 30, 2000.

    We also have agreements with cable partners in Australia, Belgium, Germany, Japan and the Netherlands to provide the @Home service in those countries under exclusive, seven-year arrangements. The @Home service has been commercially launched in Australia, Belgium, the Netherlands and Japan with a launch planned in Germany later in 2000. We recently announced an agreement with UPC and its parent company, UnitedGlobalCom, to form a joint venture to be named Excite Chello, which would combine UPC's chello broadband subsidiary with our assets and operations outside North America, including our international joint ventures and wholly-owned subsidiaries. Excite Chello is expected to have a footprint of over 30 million homes outside North America under long-term contract including our 13.5 million home international footprint.

    We expanded our media and advertising services in 1999 by acquiring Excite, a leading consumer Internet portal, MatchLogic, a subsidiary of Excite specializing in targeted advertising services, Bluemountain.com, the most-used online greeting card service according to Media Metrix, and other media properties that deliver entertainment, shopping and information services to our users. Our other acquisitions, including Webshots in 1999 and Kendara and Worldprints in 2000 will enable us to deliver enhanced Internet-based shopping, community and photo services to our users. The Excite Network encompasses the above web properties and offers comprehensive search, news and information, shopping, community and communications services that can be customized and personalized to users' preferences. Additionally, Excite provides website content services such as website development.

    We intend to utilize the intellectual property, knowledge and capabilities that we have obtained through our acquisitions to create new and comprehensive Internet services that take advantage of personalization, multi-location access and the speed of broadband to deliver a compelling experience to Internet users worldwide. Our @Home 2000 service is a significant step toward our goal of delivering this experience. @Home 2000 is currently available to @Home subscribers in North America and features a custom browser utilizing the latest multimedia and security features and a broadband portal incorporating the personalization capabilities of Excite with multimedia content made possible by a high-speed connection. @Home 2000 has enabled us to increase the rate at which we form strategic partnerships with online providers of broadband-enabled services and content, including content delivery networks, streaming audio and video entertainment and information services, gaming and entertainment networks, and online advertisers. In addition, since the Excite Network is the basis for the @Home 2000 service, Excite users can effortlessly integrate the broadband platform into their existing routines. Since a broadband connection is not always available to our customers, we offer Internet-based services using handheld wireless devices through our recent introduction of Excite Mobile and we also offer a free dialup Internet service called FreeLane powered by Excite. These services enable customers to access our online offerings from multiple locations and represent additional opportunities to raise awareness for our broadband online services.

    MatchLogic's services complement the Excite Network by providing targeted advertising services including online campaign management and marketing of online data. Our recent acquisition of DataInsight will enhance our ability to provide e-commerce and online marketing relationship management services. Utilizing our online advertising space on the Excite Network, the MatchLogic and DataInsight marketing databases and our marketing program development and management expertise, we are able to create comprehensive marketing campaigns for advertisers interested in reaching our 76.5 million registered Excite users, 72 million anonymous behavioral profiles, 11.4 million opt-in e-mail profiles, users of our Webshots and Bluemountain.com services, our 1.8 million @Home subscribers and the potential broadband subscribers in our 28 million home upgraded cable footprint in North America.

    Our @Work service provides end-to-end managed connectivity for businesses over cable, DSL and other digital communications lines connected to our private network and also provides web hosting and development of e-commerce solutions. We had approximately 7,600 @Work access customers as of June 30, 2000. @Work also offers Internet content providers and delivery networks, such as iBEAM, Akamai and Microcast, direct access to our broadband subscribers by connecting their data centers into our network, putting data closer to our broadband users and bypassing the public Internet. These content delivery networks have agreed to pay us for bandwidth usage based on the amount of their customers' content that flows to our subscribers across our backbone. We believe that offering third parties wholesale access to our network is a significant opportunity and, in addition to representing a new source of revenue, benefits @Home subscribers by optimizing the delivery of broadband content. Our subscriber growth and the introduction of @Home 2000 have resulted in substantial increases in traffic across our network, which is expected to benefit our strategy of selling bandwidth. We are also developing information and e-commerce services for small and medium-size businesses, including our recently formed joint venture with Dow Jones to develop Work.com, a comprehensive Internet portal for businesses. Additionally, we acquired iMALL in 1999 to provide comprehensive e-commerce solutions and hosting services for businesses. We recently integrated these services into the Excite Network under ExciteStores and enhanced them with the introduction of Freetailer, a free online storefront appealing to startup e-commerce businesses that cannot afford, and do not yet need, fee-based solutions. iMALL also develops e-commerce solutions for third parties, such as the design and development of e-commerce payment gateways.

    We believe that the growth potential of the Internet, especially broadband online services, outside North America represents a compelling opportunity to deploy our expertise on an international scale. The recently announced Excite Chello joint venture is intended to combine our international operations and assets with those of chello broadband in order to realize anticipated synergies between our respective services, create economies of scale and secure funding for aggressive expansion. The initial funding of Excite Chello will consist of up to 400 million Euros, of which our share is 100 million Euros, or $94 million at current exchange rates. Excite Chello will be equally owned and jointly controlled by Excite@Home and UPC/UnitedGlobalCom. We will account for our investment in Excite Chello under the equity method, and we will record our share of the net losses of the new joint venture. As a result, we do not expect to report segment revenues, or the related costs and expenses, from International starting in the fourth quarter of 2000. In addition to contributing our @Home operations in five countries, we plan to contribute our Excite-branded portal sites with locally-sourced content in Australia, Canada, France, Germany, Italy, Japan, the Netherlands, Spain, Sweden and the United Kingdom. These assets and operations are generally managed through joint venture operations with local partners in each country.

    We believe that our future operating results will be impacted primarily by the level of growth in our broadband subscriber base, monetizing broadband, and to a lesser extent narrowband, traffic through media and advertising services, developing e-commerce services on broadband platforms and leveraging our broadband assets in other ways such as providing wholesale access to our network, as well as the related costs and expenses required to achieve these results.

    Our upgraded cable footprint of 28 million North American homes and 4 million international homes, as well as the additional potential homes that are expected to be upgraded by our cable partners in the near future, represent an opportunity to accelerate our efforts to grow our broadband subscriber base. These efforts include increased advertising and marketing to potential customers, accelerated deployment of systems to support the availability through retail channels and personal computer manufacturers of cable modems that are based on the DOCSIS standard and are self-installable, development of self-provisioning systems to enable customers to initiate the @Home service without requiring a service technician, development and deployment of advanced set-top systems utilizing the @Home service, expanding our customer care organization and making infrastructure investments designed to stabilize and scale our network to support subscriber growth. As a result of these efforts, we expect increased levels of costs and expenses in the categories of operating costs, product development and engineering and sales and marketing. Please see Risk Factors for discussion of the risks and uncertainties regarding our broadband services, subscriber business and cable partners, all of which could negatively impact the growth and viability of our broadband subscriber base.

    We believe that the growth of our broadband media and advertising service revenues will be impacted by the growth in our broadband subscriber base and the introduction of new services that leverage high-speed connectivity. During the first half of 2000, the number of advertisers and other parties interested in accessing our broadband subscriber base has increased. We plan to continue the advertising and marketing of the Excite Network since we believe it represents a viable revenue stream, provides a significant audience for all of our Internet services and creates opportunities to promote awareness of existing and future broadband services to narrowband users. Our strategy also includes providing enhanced and upgraded features on our narrowband and broadband web properties and making multiple access platforms available, such as our mobile and free dialup services. The increased level of costs associated with these efforts are expected to be sustained in the future and will result in higher costs and expenses in the categories of operating costs, product development and engineering and sales and marketing. Please see Risk Factors for discussion of the risks and uncertainties regarding our business and our broadband and narrowband services, all of which could negatively impact our ability to generate revenues from broadband and narrowband media services and the growth in users and market acceptance of these services.

    We plan to expand our business-to-business services such as @Work, iMALL's e-commerce solutions and hosting, wholesale access to our network, online marketing and campaign management and website and e-commerce gateway development as our broadband subscriber base grows. We intend to enhance existing services and design new products and services leveraging our broadband subscribers and other broadband assets and we therefore expect to incur increased levels of costs and expenses to support these efforts.

Results of Operations

Revenues

    We accounted for the Excite acquisition as a purchase and Excite's revenues, which are derived primarily from Media and Advertising Services, have been included in our results of operations commencing on May 28, 1999, the date of its acquisition. Therefore, comparisons of revenues for any of the periods ended June 30, 2000 and 1999 to other periods are not relevant for the purposes of indicating revenue growth in 2000 and future periods.

    As of June 30, 2000, our reported business segments consisted of Media and Advertising Services, Subscriber Network and Other Services, and International. Previously, International was reported as a component primarily of

Subscriber Network and Other Services. International includes revenues derived from our operations outside of North America consisting primarily of revenues earned by our consolidated subsidiaries and revenues earned from our unconsolidated joint ventures in Australia, Japan and several European countries. The following represents revenues for our reported business segments for the periods indicated (in thousands):

                                                                     Three Months Ended June 30,
                                                                      2000      Change        1999
                                                                  -----------  --------    -----------
Media and Advertising Services.................................     $ 74,737      77%        $42,315
Subscriber Network and Other Services..........................       66,248     151%         26,429
International..................................................        7,736     330%          1,798
                                                                    --------     ---         -------
     Total consolidated revenues...............................     $148,721     111%        $70,542
                                                                    ========     ===         =======


                                                                       Six Months Ended June 30,
                                                                      2000      Change        1999
                                                                  -----------  --------    -----------
Media and Advertising Services.................................     $150,960     230%        $45,777
Subscriber Network and Other Services..........................      121,692     162%         46,516
International..................................................       14,132     322%          3,347
                                                                    --------     ---         -------
     Total consolidated revenues...............................     $286,784     200%        $95,640
                                                                    ========     ===         =======

Media and Advertising Services

    Revenues derived from Media and Advertising Services were $74.7 million, or 50% of total revenues, for the three months ended June 30, 2000 as compared to $42.3 million, or 60% of total revenues, for the three months ended June 30, 1999. A portion of the increase in Media and Advertising Services revenues was a result of the Excite acquisition, which was completed on May 28, 1999. Under the purchase method of accounting, our results of operations include the operations of Excite from the date of its acquisition. The remaining increase is primarily a result of increased traffic on the Excite Network as measured by page views, which increased by 69% from an average of approximately 81 million per day in June 1999 to an average of approximately 137 million per day in June 2000. However, a significant portion of the increase in average daily page views resulted from Bluemountain.com, which was added to the Excite Network in December 1999 and did not historically generate significant revenues, and as a result, currently has substantially lower revenues per page view as compared to most other areas of the Excite Network. Our average daily page views on the Excite Network have generally increased over prior periods, although there was a decrease from 144 million during March 2000 to 137 million during June 2000. The level of average daily page views is subject to various factors, including among others, seasonality in our business and Internet usage in general and competition from other Internet services. While our average revenue per page view in narrowband has declined in 2000, our pricing has remained stable. Revenues generated from Media and Advertising Services prior to the acquisition of Excite were primarily from advertising and related services provided over the @Home broadband portals.

    Revenues derived from Media and Advertising Services were $151 million, or 53% of total revenues, for the six months ended June 30, 2000 as compared to $45.8 million, or 48% of total revenues, for the six months ended June 30, 1999. This increase is due primarily to the acquisition of Excite in May 1999 as well as the increase in traffic on the Excite Network in the 2000 periods as compared to 1999.

    We expect to generate Media and Advertising Services revenues in the future primarily as a result of advertising delivered through online means, such as e-mail, the Excite Network and the @Home 2000 broadband portal and as measured primarily by average daily page views and average time spent online. Our @Home 2000 service features a broadband version of the Excite portal as the default broadband home page for @Home subscribers. We believe that our Media and Advertising Services revenues from broadband will increase at a greater rate going forward than from narrowband as our pricing and average revenue per thousand page views are significantly higher for broadband. Also, we intend to increase our product development efforts toward broadband and utilize our narrowband services for online marketing of our broadband services. Please see Risk Factors for further discussion of factors that may affect our ability to generate revenues from Media and Advertising Services in the future.

Subscriber Network and Other Services

    Revenues from Subscriber Network and Other Services increased to $66.2 million, or 45% of total revenues, for the three months ended June 30, 2000, from $26.4 million, or 37% of total revenues, for the three months ended June 30, 1999. Such revenues increased to $121.7 million, or 42% of total revenues, for the six months ended June 30,

2000, from $46.5 million, or 49% of total revenues, for the six months ended June 30, 1999. These increases in Subscriber Network and Other Services revenues were primarily attributable to the growth of subscribers to the @Home service and customers of the @Work service.

    @Home Service. The @Home service represented approximately 80% of Subscriber Network and Other Services revenues for both the three and six months ended June 30, 2000 and 70% for both the three and six months ended June 30, 1999. Subscriber Network and Other Services revenues generated by the @Home service increased by approximately 180% and 200% for the three and six months, respectively, ended June 30, 2000 as compared to the same periods in 1999, primarily due to the growth in the number of subscribers. The number of @Home subscribers increased by approximately 250% from 330,000 as of December 31, 1998 to approximately 1.1 million as of December 31, 1999 and by approximately 190% from 620,000 as of June 30, 1999 to approximately 1.8 million as of June 30, 2000. Revenues from the @Home service vary by cable partner and market, but typically represent 35% of the average $40 per month fee collected from each subscriber by our cable partners. Our Canadian cable partners perform a significant portion of the customer and infrastructure support of the @Home service, and as a result, our percentage of Canadian subscriber fees is approximately 20%. Also, subscribers that choose to purchase their own modems pay a reduced monthly fee, and our cable partners may offer incentives to new subscribers including reduced price or free service for up to several months. As a result of the above factors, revenues from the @Home service may not correlate directly with subscriber growth rates and may lag the growth in subscribers.

    The number of markets and households that our cable partners upgrade to receive our services and the subscriber penetration rates in those markets will determine the source and amount of revenues from the @Home service in future periods. As of June 30, 2000, the markets of our cable partners in North America included approximately 59 million households, of which approximately 47% were capable of receiving our services. Please see Risk Factors for further discussion of factors that may affect our ability to generate Subscriber Network and Other Services revenues from the @Home service in the future.

    @Work Service. The @Work service represented approximately 20% of Subscriber Network and Other Services revenues for both the three and six months ended June 30, 2000 and 30% for both the three and six months ended June 30, 1999. @Work Subscriber Network and Other revenues increased by approximately 80% for both the three and six months ended June 30, 2000 as compared to the same periods in 1999, primarily as a result of the increase in the number of @Work customers. The number of @Work customers grew by approximately 200% from 1,700 as of December 31, 1998 to 5,100 as of December 31, 1999 and by approximately 150% from 3,100 as of June 30, 1999 to 7,600 as of June 30, 2000. In addition to the number of customers, the level of revenues generated by the @Work service depends on the speed and type of Internet connections used by customers. Network traffic generated from @Work customers, including content delivery networks, can be estimated by average bandwidth sold on our backbone. Average bandwidth sold increased by approximately 300% from approximately 0.3 gigabits per second as of June 30, 1999 to 1.1 gigabits per second as of June 30, 2000. We expect that content delivery networks and other parties that need access to bandwidth over a private network will impact average bandwidth sold in the future.

International

    Revenues from International increased to $7.7 million, or 5% of total revenues, for the three months ended June 30, 2000, from $1.8 million, or 3% of total revenues, for the three months ended June 30, 1999. International revenues increased to $14.1 million, or 5% of total revenues, for the six months ended June 30, 2000 from $3.3 million, or 3% of total revenues, for the six months ended June 30, 1999. International revenues earned from our unconsolidated joint ventures were $4.9 million and $1.7 million for the three months ended June 30, 2000 and 1999, respectively, and were $9 million and $3.2 million for the six months ended June 30, 2000 and 1999, respectively. International revenues earned by our consolidated operations outside of North America were $2.8 million and $0.1 million for the three months ended June 30, 2000 and 1999, respectively, and were $5.1 million and $0.1 million for the six months ended June 30, 2000 and 1999, respectively. The increase in International revenues was due primarily to more consulting services provided to our international joint ventures in the three and six months ended June 30, 2000 as compared to the same periods in 1999 and the impact of Excite's international joint ventures and consolidated operations. Excite's revenues have been included in our results of operations commencing on May 28, 1999, the date of its acquisition.

    Revenues from International exclude revenues earned by Excite Japan and Excite UK, joint ventures in which we obtained a majority ownership interest during 2000, due to accounting rules that prohibit consolidation prior to exercising control over these entities. In July 2000, we entered into an agreement with UPC and UnitedGlobalCom to contribute our operations and assets outside North America to a newly-formed joint venture, Excite Chello, in exchange for equal ownership of the joint venture. As of June 30, 2000, the markets of our international joint ventures included approximately 13.5 million cable households in five countries, of which approximately 33% were upgraded to receive the @Home service, and approximately
0.1 million subscribers were using or being converted to the @Home service. Local versions of the Excite portal are available in ten countries. Upon the completion of the transaction, we will record our equity share of the net losses of Excite Chello and we will no longer account for the contributed joint ventures and subsidiaries separately. As a result, future International revenues, as well as the related costs and expenses, will be substantially reduced.

Revenues from related parties

     Revenues from related parties were $12.1 million, or 8% of total revenues, for the three months ended June 30, 2000, as compared to $7 million, or 10% of total revenues, for the three months ended June 30, 1999. For the six months ended June 30, 2000 and 1999, revenues from related parties were $24.2 million and $12.4 million, respectively. One component of revenues from related parties consists of revenues from our principal cable partners which are generated from advertising arrangements, support services such as customer support, local area content development, development of set-top devices and pre-commercial deployment consulting. Revenues from our principal cable partners were $6.9 million and $5.1 million for the three months ended June 30, 2000 and 1999, respectively, and were $13.9 million and $9 million for the six months ended June 30, 2000 and 1999, respectively. The remaining revenues from related parties of $5.2 million and $1.9 million for the three months ended June 30, 2000 and 1999, respectively, and $10.3 million and $3.4 million for the six months ended June 30, 2000 and 1999, respectively, were earned primarily from consulting and other services rendered to our international joint ventures reimbursed on a cost-plus basis.

Revenues related to our strategic investments

    We have made minority investments in certain companies for strategic purposes, primarily in connection with expanding our Internet content and services and providing improved broadband connectivity to our @Work and @Home subscribers. Services provided in connection with these arrangements generally consist of the delivery of advertising impressions, e-commerce sponsorship agreements and revenue share arrangements on our web sites. Revenues under these arrangements are recognized based upon the fair value of the services provided and were $16.2 million and $7.3 million for the three months ended June 30, 2000 and 1999, respectively, and were $28.5 million and $8.3 million for the six months ended June 30, 2000 and 1999, respectively. Investments under these arrangements are recorded at their fair values. The fair values of investments in non-public companies are determined based upon the price per share paid by an independent third party in the same round of financing in which we participate.

Barter revenues

    Revenues from the exchange of our media and advertising services for the products and services of third parties, a substantial portion of which is advertising in other media, were $10.2 million and $6.4 million for the three months ended June 30, 2000 and 1999, respectively, and were $18.6 million and $6.4 million for the six months ended June 30, 2000 and 1999, respectively. Revenues from barter transactions are recorded at the lower of the fair value of the services provided or the services or products received. Barter transactions involving the exchange of services generally result in the recognition of equivalent amounts of revenue and expense.

Total Costs and Expenses

    We accounted for the Excite acquisition as a purchase and Excite's costs and expenses have been included in our results of operations commencing on May 28, 1999, the date of its acquisition. Therefore, comparisons of our costs and expenses for any of the periods ended June 30, 2000 and 1999 to other periods are not relevant for purposes of indicating the trend of our costs and expenses in 2000 and future periods.

    Our costs and expenses were as follows for the periods indicated (in thousands):

                                                                               Three Months Ended June 30,
                                                                               2000       Change       1999
                                                                            -----------   -----     -----------
Costs and expenses:
   Operating costs.......................................................   $    69,363     138%    $    29,084
   Product development and engineering...................................        26,813     138%         11,281
   Sales and marketing...................................................        74,254     194%         25,274
   General and administrative............................................        17,798     177%          6,423
                                                                            -----------   -----     -----------
Total costs and expenses excluding costs and amortization
   related to acquisitions and distribution agreements...................       188,228     161%         72,062
   Cost and amortization of distribution agreements......................        28,166      51%         18,703
   Amortization of goodwill, intangible assets and
     deferred compensation and other acquisition-related costs...........       589,317     195%        199,451
                                                                            -----------   -----     -----------
Total costs and expenses.................................................   $   805,711     178%    $   290,216
                                                                            ===========   =====     ===========


                                                                                 Six Months Ended June 30,
                                                                               2000       Change       1999
                                                                            -----------   -----     -----------
Costs and expenses:
   Operating costs.......................................................   $   126,602     166%    $    47,684
   Product development and engineering...................................        47,788     169%         17,748
   Sales and marketing...................................................       131,180     298%         32,950
   General and administrative............................................        28,522     171%         10,526
                                                                            -----------   -----     -----------
Total costs and expenses excluding costs and amortization
   related to acquisitions and distribution agreements...................       334,092     207%        108,908
   Cost and amortization of distribution agreements......................       122,131     262%         33,723
   Amortization of goodwill, intangible assets and
     deferred compensation and other acquisition-related costs...........     1,162,450     464%        206,184
                                                                            -----------   -----     -----------
Total costs and expenses.................................................   $ 1,618,673     364%    $   348,815
                                                                            ===========   =====     ===========

Operating costs

    Operating costs are primarily related to maintaining the @Home network and our Internet web sites and include telecommunication, web hosting and technical support costs such as personnel, access fees and equipment depreciation, as well as royalties, license agreements and revenue sharing arrangements for content and other services. Operating costs in our media and advertising business are typically lower than the operating costs related to the @Home broadband network. Operating costs increased by 138% to $69.4 million, or 47% of total revenues, for the three months ended June 30, 2000, from $29.1 million, or 41% of total revenues, for the three months ended June 30, 1999. Operating costs increased by 166% to $126.6 million, or 44% of total revenues, for the six months ended June 30, 2000, from $47.7 million, or 50% of total revenues, for the six months ended June 30, 2000. Of the total increase for both the three months and six months ended June 30, 2000 over the same periods in 1999, approximately three-fourths was due to higher customer service, technical support and telecommunications costs to support the increase in our @Home subscriber base, @Work customers and users of the Excite Network, and approximately one-fourth was due directly to our acquisition of Excite in May 1999.

    We expect operating costs to increase in the future as we scale our operations to support the growth of our subscriber base and users of our online services, as we make new acquisitions and as we develop and introduce new products and services.

    Gross Margin. We define gross margin as total revenues net of operating costs, excluding cost and amortization of distribution agreements, which is a presentation not in conformity with generally accepted accounting principles. Gross margin increased to $79.4 million, or 53% of total revenues, for the three months ended June 30, 2000, from $41.5 million, or 59% of total revenues, for the quarter ended June 30, 1999. Gross margin increased to $160.2 million, or 56% of total revenues, for the six months ended June 30, 2000 from $48 million, or 50% of total revenues, for the six months ended June 30, 1999. The increase in gross margin for the three and six months ended June 30, 2000 over the same periods in 1999 was primarily due to economies of scale created by our growing subscriber base as well as a greater amount of media and advertising revenues recorded in the 2000 periods due to our acquisition of Excite in May 1999. Media and advertising revenues historically have lower direct costs than subscriber network revenues.

    In the future, the types of advertising revenues generated and the revenue sharing provisions of distribution and content agreements may affect gross margin. Additionally, the expansion of our broadband subscriber services may require higher operating costs, or conversely, may result in lower incremental operating costs, and as a result could affect gross margin. We believe that the continued expansion of our operations is critical to the achievement of our goals and we anticipate that operating costs will increase in the future although generally at a slower rate than the expected increase in our revenues. However, operating results may fluctuate significantly, and revenues may grow at a slower rate than operating costs.

Product development and engineering

    Product development and engineering expenses consist primarily of salaries and related expenses for hardware and software engineering and development personnel, consulting fees, equipment depreciation, supplies, the allocated cost of facilities and related miscellaneous expenses. Product development and engineering expenses increased by 138% to $26.8 million, or 18% of total revenues, for the three months ended June 30, 2000, from $11.3 million, or 16% of total revenues, for the three months ended June 30, 1999. Product development and engineering expenses increased by 169% to $47.8 million, or 17% of total revenues, for the six months ended June 30, 2000 from $17.7 million, or 19% of total revenues, for the six months ended June 30, 1999. Approximately one-half of the increase in product development and engineering costs during both the three and six months ended June 30, 2000 as compared to the same periods in 1999 was related to our acquisition of Excite in May 1999, including a higher level of product development in the current year related to the Excite Network. The remaining one-half of the increase was primarily related to development and engineering costs associated with enhancing the stability and scalability of the @Home broadband network.

    We anticipate that product development and engineering expenses will continue to increase in the future on an absolute dollar basis, and as a percentage of revenues in 2000, due in part to:

    . an increase in technology design and development efforts related to the stability and scalability of our broadband network;

    . development and introduction of new content and services on our Internet sites, in order to create and maintain brand loyalty among customers and users of our narrowband and broadband Internet services; and

    . additional technology development efforts and integration of acquired technologies from Excite, iMALL, Bluemountain.com and other companies acquired.

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

    Sales and marketing expenses increased by 194% to $74.3 million, or 50% of total revenues, for the three months ended June 30, 2000, from $25.3 million, or 36% of total revenues, for the three months ended June 30, 1999. Sales and marketing expenses increased by 298% to $131.2 million, or 46% of total revenues, for the six months ended June 30, 2000 from $33 million, or 34% of total revenues, for the six months ended June 30, 1999. Approximately two-thirds of the increase in sales and marketing expenses for both the three and six months ended June 30, 2000 as compared to the same periods in 1999 was related to our acquisition of Excite in May 1999, including a higher level of sales, marketing and advertising costs related to the Excite Network in the current year. The remainder of the increase was attributable to increases in sales and marketing costs in equal amounts related to @Home subscriber acquisition efforts, our commercial services which include @Work and iMall and international expansion.

    We expect that sales and marketing expenses will continue to increase on an absolute dollar basis in the future, and as a percentage of revenues in 2000, primarily due to:

    . an increase in our sales efforts with respect to our broadband media services, such as the @Home 2000 broadband portal;

    . expanded marketing campaigns and greater use of media advertising and promotions in an effort to create and maintain brand loyalty among narrowband and broadband subscribers;

    . more sponsorship and content arrangements to enhance our narrowband and broadband Internet services; and

    . acceleration of marketing activities related to @Home and @Work subscriber acquisitions, including expanded retail and self-installation initiatives.

General and administrative

    General and administrative expenses consist primarily of administrative, legal and executive personnel costs, fees for professional services and the costs of facilities and computer systems to support our operations. General and administrative expenses increased by 177% to $17.8 million, or 12% of total revenues, for the three months ended June 30, 2000, from $6.4 million, or 9% of total revenues, for the three months ended June 30, 1999. General and administrative expenses increased by 171% to $28.5 million, or 10% of total revenues, for the six months ended June 30, 2000 from $10.5 million, or 11% of total revenues, for the six months ended June 30, 1999. The increase in general and administrative expenses for both the three and six months ended June 30, 2000 over the same periods in 1999 was related primarily to our acquisition of Excite in May 1999 and the increase of personnel, expansion of facilities and higher information technology costs to support our business strategy and the growth of our operations and infrastructure.

    We anticipate that general and administrative expenses will continue to increase on an absolute dollar basis in the future as we expand our administrative and executive staff, add infrastructure, expand facilities and assimilate acquired technologies and businesses.

Cost and amortization of distribution agreements

    Cost and amortization of distribution agreements was $28.2 million and $18.7 million for the three months ended June 30, 2000 and 1999, respectively, and was $122.1 million and $33.7 million for the six months ended June 30, 2000 and 1999, respectively. Cost and amortization of distribution agreements consist primarily of charges and amortization related to warrants to purchase our common stock issued to certain cable partners in connection with distribution agreements and as performance incentives for distributing the @Home service. Warrants issued to cable partners as incentives under exclusive distribution agreements are recorded as intangible assets at fair value when the performance criteria are met, and the intangible assets are amortized over the remaining terms of the distribution agreements, which expire at various dates through 2005. We recorded distribution agreements of $13 million and $81.6 million during the six months ended June 30, 2000 and 1999, respectively. Amortization of distribution agreements was $23.4 million and $18.8 million during the three months ended June 30, 2000 and 1999, respectively, and was $46.6 million and $33.5 million for the six months ended June 30, 2000 and 1999, respectively. The increase in amortization of distribution agreements for both the three and six months ended June 30, 2000 as compared to the same periods in 1999 was due to an increase in the number of warrants earned by cable partners that met certain performance milestones.

    Warrants that vest based on performance incentives, but were not issued in connection with an exclusive distribution agreement, are charged to operations as such warrants are earned, amounting to $4.9 million for the three months ended June 30, 2000; there were no such charges for the three months ended June 30, 1999. Cost of warrants charged to operations was $75.6 million and $0.3 million for the six months ended June 30, 2000 and 1999, respectively. The increase in the cost of these performance incentives in 2000 compared to 1999 was primarily attributable to our cable partners achieving performance milestones which significantly increased the number of warrants earned.

    We will incur a minimum of approximately $24 million per quarter for amortization of our distribution agreements through the first half of 2002 and lesser amounts thereafter until our distribution agreements fully expire in 2005. In addition, our new distribution agreements with AT&T, Comcast and Cox provide for the issuance of warrants to purchase approximately 100 million shares of our common stock. We will record the fair values of these warrants at the time that they are earned by the cable partners and we will amortize such amounts to operations over the respective terms of the distribution agreements.

Amortization of goodwill, intangible assets and deferred compensation and other acquisition-related costs

    Acquisition-related charges were as follows for the periods indicated (in thousands):

                                                           Three Months Ended June 30,    Six Months Ended June 30,
                                                           ---------------------------  ---------------------------
                                                                2000          1999           2000              1999
                                                           ------------  ------------   -------------  ------------
Amortization of goodwill and acquired intangible
  assets..............................................     $    581,074  $    153,371   $   1,148,422  $    160,104
Amortization of acquisition-related deferred
  compensation........................................            5,331            --          10,235            --
Write-off of purchased in-process research and
  development.........................................               --        34,400              --        34,400
Compensation expense from acquisition-related
  acceleration of stock option vesting................               --         7,900              --         7,900
Other acquisition-related costs.......................            2,912         3,780           3,793         3,780
                                                           ------------  ------------   -------------  ------------
Total acquisition-related costs and expenses..........     $    589,317  $    199,451   $   1,162,450  $    206,184
                                                           ============  ============   =============  ============

    Amortization of goodwill and intangible assets. Amortization of goodwill and acquired intangible assets during the three and six months ended June 30, 2000 was $581.1 million and $1,148.4 million, respectively, as compared to $153.4 million and $160.1 million during the respective periods in 1999. Goodwill and acquired intangible assets resulted primarily from our acquisition of Excite in May 1999, iMALL in October 1999 and Bluemountain.com in December 1999. We expect to incur goodwill and intangible asset amortization charges of approximately $600 million per quarter until the goodwill and intangible asset balances from each of our acquisitions become fully amortized starting in 2003. In addition, we expect to incur additional goodwill and intangible asset amortization charges related to our acquisitions of Kendara, Worldprints, DataInsight and other acquisitions in the future.

    Amortization of deferred compensation. Amortization of deferred compensation related to acquisitions was $5.3 million and $10.2 million for the three and six months ended June 30, 2000; there was no amortization of acquisition-related deferred compensation for the three and six months ended June 30, 1999. Acquisition-related deferred compensation resulted from our assumption of stock-based awards held by employees of Bluemountain.com and Webshots prior to the acquisition of these entities in the fourth quarter of 1999 and represents the difference between the exercise price of unvested awards and the fair market value of our Series A common stock. Deferred compensation is amortized over the vesting terms of the stock-based awards and is expected to be approximately $5 million per quarter through the end of 2001, when the awards begin to fully vest. Amortization of deferred compensation related to issuance of restricted stock to employees under stock purchase agreements was approximately $0.5 million during both the six months ended June 30, 2000 and 1999 and was included in the category of costs and expenses in which the related employee salaries were recorded.

    Write-off of purchased in-process research and development. The cost of purchased in-process research and development for which technological feasibility has not been achieved and which has no alternative future use is charged to operations at the date of acquisition. Such cost consisted of $34.4 million for the three and six months ended June 30, 1999 related to the Excite acquisition.

    Compensation expense from acquisition-related acceleration of stock option vesting. The vesting of certain stock options issued to employees was accelerated as a result of our acquisition of Excite in May 1999 and the $7.9 million intrinsic value of these options was charged to operations during the three months ended June 30, 1999.

    Other acquisition-related costs. Costs directly associated with our acquisitions that were not capitalized as part of the purchase consideration, primarily resulting from our acquisition of Excite, iMALL and Bluemountain.com, were $3.3 million and $3.8 million for the three months ended June 30, 2000 and 1999, respective, and were $3.8 million for both the six months ended June 30, 2000 and 1999. Such costs were primarily related to integration costs for personnel, systems and technology. We expect to incur additional integration and other costs in the future related to our acquisitions.

Interest and Other Income, Net

    Our net interest and other income consisted of the following amounts for the periods indicated (in thousands):

                                                                        Three Months Ended June 30,
                                                                    ----------------------------------
                                                                       2000        Change      1999
                                                                    -----------  ---------   ---------
Interest and other income........................................   $    11,989     111%     $   5,682
Interest and other expense.......................................       (11,131)    247%        (3,210)
                                                                    -----------  ---------   ---------
  Total interest and other income, net...........................   $       858     (65)%    $   2,472
                                                                    ===========  =========   =========


                                                                         Six Months Ended June 30,
                                                                    ----------------------------------
                                                                       2000        Change      1999
                                                                    -----------  ---------   ---------
Interest and other income........................................   $    26,213     143%     $  10,789
Interest and other expense.......................................       (22,162)    303%        (5,506)
                                                                    -----------  ---------   ---------
  Total interest and other income, net...........................   $     4,051     (23)%    $   5,283
                                                                    ===========  =========   =========

    Net interest and other income decreased to $0.9 million for the three months ended June 30, 2000 from $2.5 million for the three months ended June 30, 1999 and decreased to $4 million for the six months ended June 30, 2000 from $5.3 million for the six months ended June 30, 1999. The decrease in net interest and other income for both the three and six months ended June 30, 2000 from the same periods in 1999 was due primarily to the faster increase in interest and other expense as compared to the increase in interest and other income. The increase in interest and other income for both the three and six months ended June 30, 2000 as compared to the same periods in 1999 was primarily due to higher market interest rates in 2000 and higher short-term investment balances in 2000 resulting from the funds received in our private offering of convertible subordinated debt in December 1999. The increase in interest and other expense for both the three and six months ended June 30, 2000 as compared to the same periods in 1999 was due primarily to higher capital lease obligations in 2000 and the interest expense on the debt issued in December 1999. Net interest and other income is expected to decrease in the future as our short-term investments are used to fund operations and for non-interest bearing investment purposes.

Equity Share of Losses of Affiliated Companies

    Our equity share of losses of affiliated companies, which include joint ventures and investments in privately held companies accounted for under the equity method, was $12.1 million and $0.7 million for the three months ended June 30, 2000 and 1999, respectively, and was $16.9 million and $0.7 million for the six months ended June 30, 2000 and 1999, respectively. Our equity interests in Excite Japan and Excite UK are above 50% and for the remaining entities are generally 50% or less. We consider these affiliated companies to be related parties. Our net investments under the equity method were $52.2 million as of June 30, 2000 and $19 million as of December 31, 1999. The increase generally represents cash investments made by us during the six months ended June 30, 2000 net of our equity share of losses during that period. We expect to contribute our joint ventures outside North America to Excite Chello in the near future and will record our equity share of losses in the new joint venture.

Realized Gain on Investment

    We recognized a gain of $12.6 million during the six months ended June 30, 1999 as a result of an investee, a privately held company that we had accounted for under the cost method, being acquired in a common stock acquisition by a publicly traded company.

Income Taxes

    Due to operating losses incurred since inception, we did not record a provision for income taxes during the three and six months ended June 30, 2000 or 1999. A valuation allowance has been recorded for net deferred tax assets reducing such amounts to zero because we lack an earnings history. Accordingly, we have not recorded any income tax benefit for net losses incurred for any period from inception through June 30, 2000.

Net Loss

    Our net losses for the three months ended June 30, 2000 and 1999 were $668.3 million and $217.9 million, respectively. For the six months ended June 30, 2000 and 1999, our net losses were $1,344.8 million and $236.1 million, respectively. Our net losses for all periods are due primarily to the cost and amortization of distribution agreements and the amortization of goodwill, acquisition-related intangibles and deferred compensation and other acquisition-related costs, the substantial portion of which did not require cash outlay. In addition, our net losses include other non-operating items such as our equity share of losses of affiliated companies and a realized gain on an investment we hold. Excluding all such items, our operating net income (loss) was $(38.6) million and $1 million for the three months ended June 30, 2000 and 1999, respectively, and was $(43.3) million and $(8) million for the six months ended June 30, 2000 and 1999, respectively.

    We will continue to generate net losses in the foreseeable future due to the significant non-cash charges associated with the costs and amortization related to acquisitions and distribution agreements. The amount of future net loss or income before such costs and amortization will depend on the level of our future revenues and the costs and expenses required to generate those revenues.

Liquidity and Capital Resources

Liquidity

    Since inception, we have financed our operations primarily through a combination of private and public sales of equity and convertible debt securities and capital lease obligations. As of June 30, 2000, our principal source of liquidity was approximately $388.7 million of cash, cash equivalents and short-term investments, compared with $525.2 million as of December 31, 1999. Our short-term investments consist predominantly of debt instruments that mature in less than one year, are highly liquid and have a high-quality investment rating. We intend to make our short-term investments available, if and when needed, for operating purposes.

    Our cash and cash equivalents decreased by $67 million from $224.5 million as of December 31, 1999 to $157.5 million as of June 30, 2000. This decrease resulted from cash used in operating activities of $14.7 million, cash used in investing activities of $90.2 million and cash provided by financing activities of $37.9 million during the six months ended June 30, 2000. Cash used in operating activities of $14.7 million included a net loss of $1,344.8 million offset by non-cash charges of $1,345.7 million related to depreciation and amortization of distribution agreements, acquisition-related amounts, deferred compensation and other amounts, and a net increase of $15.6 million in operating assets and liabilities utilizing cash. Cash used in investing activities of $90.2 million included net purchases of equipment of $78.7 million, net purchases of other investments of $12.5 million, payments under our backbone agreement of $12 million, investment in joint ventures of $49.9 million and cash paid in business combinations net of cash received of $6.6 million, offset by net sales and maturities of short-term investments of $69.5 million. Cash provided by financing activities of $37.9 million included net proceeds from the issuance of common stock of $63.3 million offset by payments under capital leases of $25.8 million.

    We intend to make investments in our infrastructure of approximately $250 million in 2000, including investments in our network designed to provide stability and scalability. Such investments for the six months ended June 30, 2000 were $116.5 million, including purchases of property, equipment and improvements, payment on capital lease obligations and payments under our backbone agreement. We believe that we have sufficient liquidity to continue to support such investments, to meet the commitments described below and to fund our operating needs for at least the next 12 months; however, it is possible that we could experience unexpected costs and expenses with respect to these or other items. Thereafter, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to seek alternative financing, such as selling additional equity or debt securities or obtaining additional credit facilities. However, depending on market conditions, we may consider alternative financing even if our financial resources are adequate to meet presently anticipated business requirements. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. Financing may not be available on terms acceptable to us or at all.

Commitments

    In December 1998, we entered into a backbone agreement with AT&T to create a nationwide network utilizing AT&T's approximately 15,000-mile optical fiber Internet protocol data communications line. Under the terms of this agreement, we paid approximately $57 million in 1999 and we are required to make remaining payments totaling $45 million in 2000. We have paid approximately $12 million to date in 2000 and will make additional payments of $33 million during the year. We expect to make additional disbursements of approximately $5 million per year during the 20-year term of this agreement for co-location space, equipment and support and maintenance fees.

    As of June 30, 2000, we had commitments under our capital leases and other equipment financings to repay approximately $133 million plus interest over the next 36 months with a substantial portion of this amount due within 12 months.

    Under our 4.75% convertible subordinated notes due 2006, we are required to make semi-annual interest payments in each of June and December of approximately $12 million.

    Under our joint venture agreements, we may be required to make periodic cash contributions to fund joint venture operations, and our Excite@Home Australia Pty Limited joint venture requires additional funding of up to approximately $6 million. Our obligations to make cash contributions to joint ventures outside North America will be assumed by Excite Chello, our recently announced joint venture with UPC, upon our contribution of these joint ventures to Excite Chello. We are required to invest approximately $94 million, at current exchange rates, in Excite Chello over the next several months.

    Our corporate headquarters, including recently constructed facilities, consist of approximately 670,000 square feet in Redwood City, California, which we occupy under 12 to 15 year leases. Rent under leases for recently constructed headquarters facilities is based on construction costs, and we are responsible for some tenant improvements. We occupied these new facilities early in 2000. In addition, we plan to occupy additional nearby facilities in 2001 comprised of approximately 250,000 square feet with monthly rental payments of approximately $0.9 million. Rental payments for our headquarters facilities including recently constructed facilities are approximately $1.1 million per month. Total rental payments on facilities in other locations are approximately $0.4 milion per month.

Risk Factors

    The risks described below are not the only ones facing our company. Additional risks not presently known to us, or that we currently deem immaterial, may also impair our business operations. Our business, financial condition or results of operations could be seriously harmed by any of these risks. The trading price of our Series A common stock could decline due to any of these risks, and you may lose all or part of your investment.

Risks Related to Excite@Home's Business

Our quarterly operating results may fluctuate because of a number of factors.

    Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. These factors include:

    .   subscribers growth rates and prices charged by our cable partners;

    . the level of usage of the Internet in general and portal web sites in particular;

    .   the introduction of new products or services by us or our competitors;

    .   demand for Internet advertising;

    .   pricing changes for Internet-based advertising;

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

    . seasonality associated with the advertising business and Bluemountain.com; and

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

    At Home Corporation was incorporated in March 1995, commenced operations in August 1995, and has incurred net losses in each fiscal period since its inception. As of June 30, 2000, we had an accumulated deficit of 3,030 million, which includes depreciation and amortization, cost and amortization of acquisition-related intangibles and deferred compensation and cost and amortization of distribution agreements of approximately 2,955 million since inception. In addition, we currently intend to increase capital expenditures and operating expenses in order to expand our network, market and provide our broadband services to potential subscribers and expand our international operations. As a result of the acquisitions of Excite, iMALL, Bluemountain.com and other companies, we anticipate that we will incur substantial non-cash charges including charges relating to the amortization of goodwill and other intangible assets in future periods. Therefore, we anticipate that we will incur significant net losses for the foreseeable future.

We may fail to integrate our business and technologies with the business and technologies of companies we have recently acquired or may acquire.

    We have completed several acquisitions recently, and we intend to pursue additional acquisitions in the future. If we fail to integrate these businesses, our quarterly and annual results may be adversely affected. Integrating acquired organizations and products and services could be expensive, time-consuming and a strain on our resources. In addition, we may be unable to identify future acquisition targets and we may be unable to complete future acquisitions on reasonable terms. Risks we could face with respect to acquisitions include:

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

    . the maintenance of uniform standards, corporate cultures, controls, procedures and policies; and

    . the impairment of relationships with employees and customers as a result of the integration of new management personnel.

Recently-acquired businesses may not be successful.

    Our recently acquired companies are in an early stage of development and have unproven business models. Acquired features, functions, products or services may not achieve market acceptance.

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

    During 2000, we have acquired Kendara, Inc., Worldprints.com International, Inc., DataInsight, Inc. and Join Systems, Inc., and we may acquire other companies during 2000. These companies have specific technology and other capabilities that we may not be able to successfully integrate with our services or transition to our online platforms. As a result, we may incur unexpected integration and product development expenses that could harm our results of operations. We may also be required to record charges to operations related to the impairment of acquired technology or other intangible assets.

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

    We have made and plan to continue to make equity investments in many Internet companies, including joint ventures in other countries. In most instances, these investments are in the form of illiquid securities of private companies. These companies typically are in an early stage of development and may be expected to incur substantial losses. Due to recent market volatility, some of these companies may alter plans to go public, and others that have gone public have experienced or may experience significant decreases in the trading prices of their common stock. Our investments in these companies may not yield any return. Furthermore, if these companies are not successful, we could incur charges related to write-downs or write-offs of assets. We also record and continue to record a share of the net losses in some of these companies, up to our cost basis, if they are equity investments. We intend to continue to invest in illiquid securities of private companies and in joint ventures in the future. Losses or charges resulting from these investments could harm our operating results.

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

Excite Chello, our new international joint venture with UPC and UnitedGlobalCom, is an unproven business and may not achieve revenue and subscriber growth targets.

    In July 2000, we agreed with UPC and its parent company, UnitedGlobalCom (together, the "United Group"), to form a joint venture, to be named Excite Chello, which would combine UPC's chello broadband subsidiary with our assets and operations outside North America. We have agreed to invest approximately $94 million in this joint venture. Excite Chello will be equally owned and jointly controlled by Excite@Home and the United Group. We will account for our investment in Excite Chello under the equity method, and we will record our share of the net losses of the new joint venture, which will likely be higher than our share of net losses that we have taken to date on the joint ventures to be contributed. The expected higher losses are due to the accelerated expansion of international operations. Although we have announced intentions to publicly offer shares in Excite Chello at a future date, a number of factors may prevent the consummation of an initial public offering, including adverse changes in the financial markets, in general economic conditions, or in the operations of the new joint venture. Excite Chello will be a new business, and its ability to achieve revenue and subscriber growth targets is unproven. Excite Chello will face many of the same risks facing our company. In addition, Excite Chello faces specific risks related to providing broadband and narrowband services in foreign jurisdictions, including:

    .   regulatory requirements, including the regulation of Internet access;

    . legal uncertainty regarding liability for information retrieved and replicated in foreign jurisdictions;

    . potential inability to use European customer information due to new European governmental regulations; and

    .   lack of a developed cable infrastructure in many international markets.

    This transaction is not yet completed. The closing of this transaction is subject to several conditions, including regulatory approval, obtaining third-party consents and contributions by the joint venture partners.

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

Our substantial leverage and debt service obligations may adversely affect our cash flow

    We have substantial amounts of outstanding indebtedness, primarily from our convertible subordinated debentures due 2018 and our 4.75% convertible subordinated notes due 2006. We may be unable to generate cash sufficient to pay the principal of, interest on and other amounts in respect of our indebtedness when due. As of June 30, 2000, the total principal amount of our debt outstanding was $942 million. Our substantial leverage could have significant negative consequences, including:

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

We must manage our growth.

    Our growth and recent acquisitions have placed a significant strain on our managerial, operational, and financial resources. For example, we have grown from 570 employees at December 31, 1998 to more than 2,500 employees at June 30, 2000. In addition, we plan to continue to hire additional personnel. To manage our growth, we must continue to implement and improve our operational and financial systems and to expand, train and manage our employee base. Any failure to manage growth effectively could harm our business.

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

    Our future success depends on our ability to attract, retain and motivate highly skilled employees. Competition for employees in the Internet industry is intense, particularly in the Silicon Valley where we are headquartered. Due to the recent decline in the trading price of our common stock, we may face challenges in attracting and retaining employees. Additionally, the exercise price of a significant portion of our equity awards such as stock options may be higher than the current trading price of our stock, and such stock options may not retain the incentive effect intended at the time of issuance. We may issue additional equity awards from time to time to retain employees and this may dilute existing shareholders. We may be unable to attract, assimilate or retain other highly qualified employees in the future. We have from time to time experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Recently, several members of executive management have resigned from our company, and although we have replaced most of these employees, the new employees have generally not had previous experience working with each other or other members of executive management. The risk of attracting and retaining qualified employees is compounded by the fact that we are controlled by our principal cable partners or by AT&T alone if the new distribution agreements with our cable partners become effective, and therefore we may not have the same flexibility as a typical Silicon Valley company to pursue initiatives proposed by management. Furthermore, certain key employees possess marketing, technical and other expertise which is important to the operations of our business, and if these employees leave, we may not be able to replace them with employees possessing comparable skills.

Risks Relating to Excite@Home's Broadband Services

Our broadband business is unproven, and it may not achieve profitability.

    The profit potential of our broadband business model is unproven and our broadband services may not achieve the level of consumer or commercial acceptance that we have forecasted. We have had difficulty predicting whether the pricing models or revenue sharing arrangements with our cable partners for our broadband services will prove to be viable, whether demand for our broadband services will continue at the prices our cable partners charge for our broadband services, or whether current or future pricing levels will be sustainable. If these pricing levels are not achieved or sustained or if our broadband services do not achieve or sustain broad market acceptance, our business will be significantly harmed.

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

    Installation of the @Home service generally requires a customer service representative employed by a cable partner to install a cable modem at a customer's location and therefore can be time consuming. If we are unable to speed the installation of our service, our subscriber growth could be constrained. Moreover, the @Home service is currently priced at a premium to many other online services, and large numbers of subscribers may not be willing to pay a premium for the service. Some companies offer free Internet access with the purchase of personal computers and some Internet service providers have reduced or eliminated Internet access charges in exchange for placing advertisements on a customer's computer screen. If these promotions become more widely used, or if Internet access fees decline, consumers may be less willing to pay a premium for broadband services, or our broadband services in particular.

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

    Currently, each of our subscribers must typically obtain a cable modem from a cable partner to access the @Home service. The North American cable industry has adopted interface standards known as DOCSIS for hardware and software to support the delivery of data services over the cable infrastructure utilizing compatible cable modems. Some of our cable partners have chosen to delay deployments of the @Home service until the commercial availability of DOCSIS-compliant cable modems is widespread, among other reasons. Also, cable modem manufacturers have experienced, and may continue to experience, production and delivery problems with cable modem components that may restrict the number of modems available. For example, the supply of certain key components required in the manufacture of cable modems was severely constrained during the first half of 2000 when a key parts supplier experienced a factory fire. Cable modem manufacturers may also delay the production or delivery of cable modems for various economic or other reasons. Subscriber growth could be constrained and our business could be significantly harmed if our cable partners slow the deployment of the @Home service because they are not able to obtain a sufficient quantity of DOCSIS-compliant modems and if such modems do not become widely available through channels such as retail and pre-installment by personal computer manufacturers.

    We believe that our ability to meet our subscriber goals depends on the degree to which two-way cable modems become widely available in channels such as personal computer manufacturers and retail outlets. Currently, this widespread availability has not yet occurred. In addition, these modems must be easy for consumers to install themselves, rather than requiring a customer service representative to perform the installation. Additionally, the success of self-installable cable modems depends on our ability to deploy systems that allow customers to self-provision the @Home service through online and other means. If two-way cable modems do not become quickly available in outlets other than through cable television companies, if they cannot be installed easily by consumers, or if customers are not able to initiate the @Home service themselves, it would be difficult for us to attract large numbers of additional subscribers and our business would be harmed.

Our broadband business may be impacted by cable access proposals and other government regulation.

    Currently, our broadband services are not directly subject to regulations of the Federal Communication Commission or any other federal, state or local communications regulatory agency. However, there may be changes in the regulatory environment relating to the Internet, cable television or telecommunications markets. These changes could require regulatory compliance by us, impact our exclusivity arrangements or limit our ability to provide broadband services to our subscribers, and therefore could adversely affect our revenues and results of operations. Such possible government regulations include the following:

    . The FCC could require our cable partners to grant competitors access to their cable systems. GTE, MindSpring Enterprises, Inc., Consumers Union and other parties have requested Congress, the Federal Communications Commission and state and local authorities to require cable operators to provide Internet and online service providers with unbundled access to their cable systems. If we or our cable partners are classified as common carriers, or if government authorities require third-party access to cable networks or unaffiliated Internet service providers, our competitors may be able to provide service over our cable partners' systems prior to the expiration of our exclusivity agreements. The rates that our cable partners charge for this third-party access, or for the @Home services, could also be subject to rate regulation or tariffing requirements.

    . Local governmental proceedings. Some local jurisdictions, including Portland and Multnomah County, Oregon and Broward County, Florida, have imposed third-party access requirements on AT&T and other cable companies operating in those communities. The U.S. Court of Appeals has decided in two of its circuits that cable broadband services are telecommunications services subject to regulation at the federal level. As a result, local and state jurisdictions in these two circuits are prevented from imposing third-party access or carriage requirements for cable broadband service. It is possible, however, that local jurisdictions in other circuits may try to impose similar requirements in the future. Since these circuit court decisions are not binding on other circuits, courts in those circuits could decide that their local jurisdictions have rights to impose third-party access requirements. In addition, local jurisdictions could try to impose similar requirements under various other legal theories.

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

    The markets for consumer and business broadband services are extremely competitive, and we expect that competition will intensify in the future. Our most direct competitors for broadband services include the following:

    . Providers of cable-based Internet services. Media One Group, which was recently acquired by AT&T, and Time Warner Inc. have deployed high-speed Internet access services over their local cable networks through their own cable-based Internet service, Road Runner. We currently compete with Road Runner to establish distribution arrangements with cable system operators and we may compete for subscribers in the future if and when our cable partners cease to be subject to their exclusivity obligations. In addition, we compete with other providers of cable-based Internet services, such as ISP Channel, Inc. and High Speed Access Corporation.

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

    . Cable and fiber-optic system over-builders. We compete with companies that have obtained franchises from local authorities to build their own coaxial cable and fiber-optic networks to deliver bundled telecommunications services to residential customers. These companies, such as RCN Corp., act as exclusive providers of broadband internet, phone and cable television services over their own advanced local network infrastructure. Although these systems have been built in limited geographic areas to date, widespread availability of bundled services by system over-builders would represent significant competition against our services.

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

    The proposed merger between America Online and Time Warner Inc. creates uncertainties about which cable markets will be served by Road Runner on an exclusive or non-exclusive basis, and the merger may improve Road Runner's ability to negotiate distribution agreements with cable system operators. Additionally, our principal shareholder, AT&T, has a substantial ownership interest in Time Warner and Road Runner due to AT&T's recent acquisition of MediaOne. This relationship between America Online, AT&T, Time Warner and Road Runner creates further uncertainties about which cable markets we will be able to serve and under what terms. The proposed merger would also give America Online, the largest dial-up Internet service provider, the ability to utilize Road Runner's technology as a basis for leveraging its marketing and extensive subscriber base to compete for customers in our cable markets once our exclusivity agreements have expired. As a result, we may face intense long-term competition for customers in previously exclusive cable markets.

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

Risks Related to Our Relationships With Our Cable Partners

    The success of our business depends on our relationships with our cable partners. We recently announced extended and modified distribution agreements with AT&T, Comcast and Cox, which have not yet become effective, and we also have distribution agreements with other cable partners. Additionally, we have agreed not to provide a variety of Internet services in the areas covered by our cable partners. Our agreements with our cable partners are complex and some of the risks associated with these relationships are set forth below. Please also refer to our proxy statement for our 2000 annual stockholders meeting for a further description of these agreements.

We depend on our cable partners to upgrade to the two-way cable infrastructure necessary to support the @Home service; the availability and timing of these upgrades are uncertain.

    Transmission of our broadband services depends on the availability of high-speed two-way hybrid fiber coaxial cable infrastructure. However, only a portion of existing cable plants in the United States and in some international markets have been upgraded to two-way hybrid fiber coaxial cable, and even less are capable of high-speed two-way transmission. As of June 30, 2000, approximately 47% of our North American cable partners' cable infrastructure was capable of delivering the @Home service. Our cable partners have announced and are implementing major infrastructure investments in order to deploy two-way hybrid fiber coaxial cable. However, these investments have placed a significant strain on the financial, managerial, operating and other resources of our cable partners, most of which are already highly leveraged. Therefore, these infrastructure investments have been, and we expect will continue to be, subject to change, delay or cancellation. Furthermore, because of consolidation in the cable television industry, as well as the sale or transfer of cable assets among cable television operators, many cable companies have delayed upgrading particular systems that they plan to sell or transfer. If these upgrades are not completed in a timely manner, our broadband services may not be available on a widespread basis and we may not be able to increase our subscriber base at the rate we anticipate. Although our commercial success depends on the successful and timely completion of these infrastructure upgrades, most of our cable partners are under no obligation to upgrade systems or to introduce, market or promote our broadband services. As has happened in the past, even if a cable partner upgrades its cable infrastructure, the upgraded infrastructure may not function properly, and therefore may cause a delay in the availability of our broadband services for particular areas. The failure of our cable partners to complete these upgrades in a timely and satisfactory manner, or at all, would prevent us from delivering broadband services and would significantly harm our business.

The letter agreement that we entered into with AT&T, Comcast and Cox on March 28, 2000 may subject us to legal risks.

    On May 26, 2000, a purported class action suit was initiated in the San Mateo County Superior Court by an alleged Excite@Home stockholder against Excite@Home, AT&T Corp., Comcast Corporation and Cox Communications, Inc., as well as each member of our board of directors. The complaint alleges that the defendants breached fiduciary duties to Excite@Home stockholders by approving or entering into, as applicable, the letter agreement among Excite@Home, AT&T, Comcast and Cox on March 28, 2000, and by agreeing to consummate the transactions contemplated by this agreement. In the complaint, the plaintiffs seek a court order nullifying the letter agreement, monetary damages, and a court order establishing a stockholders' committee comprised of unidentified class members to provide input regarding the transactions contemplated by the letter agreement. We believe this action is without merit, and intend to defend against this action vigorously. If the plaintiffs prevail, we may not be able to proceed with the transactions proposed by the letter agreement, which could seriously harm our business.

    On June 19, 2000, Cablevision filed a lawsuit in the Delaware Chancery Court against Excite@Home, AT&T, Comcast, Cox and affiliated entities alleging, among other things, that certain provisions of the letter agreement constitute an amendment to the stockholders' agreement to which Cablevision is a party and that Cablevision's consent is required for any such amendment. On June 22, 2000, the parties amended the letter agreement in response to the Cablevision lawsuit. As stated in the amendment, the court in the Cablevision action was advised that the parties to the letter agreement have agreed not to consummate the new distribution arrangements until at least the conclusion of the trial on the merits in the Cablevision lawsuit. In addition, the date on which the parties may first terminate the letter agreement if the new distribution arrangements have not yet become effective was extended from September 30, 2000 to the earlier of November 15, 2000 or 30 days after the final judgment in the Cablevision litigation is no longer subject to appeal or review by the Delaware courts. On June 30, 2000, we filed a counterclaim alleging that Cablevision has breached its existing agreement with us. We believe that there is no legal merit to Cablevision's claim, and we will continue to vigorously defend this action. However, if Cablevision prevails, we may be required to amend or terminate the letter agreement, or Cablevision may be allowed to terminate our distribution agreement while retaining the right to exercise warrants for approximately 20.5 million shares of our Series A common stock, both of which could seriously harm our business.

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

    Additionally, under the new agreements, once the current exclusivity obligations expire on June 4, 2002, these cable partners have agreed to use Excite@Home as their provider of platform and connectivity services used in delivering their high-speed Internet access services over their cable systems in the United States through June 4, 2008 with respect to AT&T, and through June 4, 2006 with respect to Comcast and Cox. However, these agreements do not prohibit these cable partners from offering consumers a choice to use other service providers after June 4, 2002, or sooner with respect to Comcast or Cox if they terminate their exclusivity obligations. Comcast or Cox may terminate this new agreement at any time by providing six months' prior written notice, with the termination to become effective on the first June 4 or December 4 following this notice period.

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

    AT&T controls approximately 55% of our voting power. Currently, five of our eleven directors are directors, officers or employees of AT&T or its affiliates. AT&T currently owns all 30.8 million outstanding shares of our Series B common stock, each of which carries ten votes per share. This Series B common stock ownership gives AT&T the right to elect five Series B directors, one of which is designated by Comcast and one of which is designated by Cox. Currently, our board may take action only if approved by the board and by at least 75%, or four of the five, of our Series B directors. As a result, corporate actions generally require the approval of AT&T's three Series B directors and one, or in some cases both, of the directors designated by Comcast and Cox. Therefore, Comcast and Cox, acting together, may veto any board action.

    Under our new agreements with these cable partners, AT&T will acquire additional voting control over us. If these agreements become effective, AT&T will have the right to elect at least a majority of the board of directors. Comcast and Cox will waive their right to elect directors to our board and their designees will resign their board positions. All board actions will be decided by a majority vote of the board.

    Currently, we depend on a continuing cooperative relationship with our principal cable partners in order to approve board action and in order to take action that requires stockholder consent. If the new agreements with our cable partners become effective, we will be subject to both board and stockholder voting control by AT&T. It is possible that the objectives of these companies, or AT&T if the new agreements become effective, will diverge from what management considers to be our optimum strategy.

Warrants issued to our cable partners may result in additional dilution to our stockholders.

    We have entered into agreements with Cablevision, Rogers, Shaw and other cable partners under which we issued warrants to purchase shares of our Series A common stock. Under these agreements, warrants to purchase approximately 30.9 million shares of our Series A common stock at an average price of $2.20 per share were exercisable as of June 30, 2000.

    Under our new agreements with our principal cable partners, we granted or will grant warrants to Comcast and Cox to purchase two shares of Series A common stock and to AT&T to purchase one share of Series A common stock and one share of Series B common stock, for each home passed by the cable systems located in the United States operated by each respective cable partner. Warrants for an estimated 100 million shares in aggregate will be issued, and each warrant will have an exercise price of $29.54 per share. We may grant additional warrants in the future depending on increases in homes passed by cable systems owned by these cable partners. Additionally, approximately 50 million shares of Series A common stock held by AT&T will be converted into shares of Series B common stock, each share of which entitles AT&T to 10 votes and which will therefore result in additional voting power for AT&T. We will record the fair values of these warrants at the time that they are earned by the cable partners and we will amortize such amounts to operations over the respective terms of the distribution agreements.

    To the extent that our cable partners become eligible to and exercise their warrants, our stockholders would experience substantial dilution. We also may issue additional stock, or warrants to purchase stock, at prices equal to or less than fair market value in connection with efforts to expand distribution of the @Home service.

Risks Related to Our Narrowband Services

Our narrowband services could lose users, advertisers and revenues to competitors.

    Our narrowband services compete with a number of companies both for users and advertisers and, therefore, for revenues. We expect this competition will intensify, particularly because there are few barriers to entry in this market. These competitors include:

    .   Internet portal companies such as Yahoo!;

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

    Many providers of Internet services have been entering into distribution arrangements, co-branding arrangements, content arrangements and other strategic partnering arrangements with ISPs, online service providers, providers of web browsers, operators of high-traffic web sites and other businesses in an attempt to increase traffic and page views, thereby making their web sites more attractive to advertisers, while also making it more difficult for consumers to link to services. To the extent that our direct competitors or other web site operators are able to enter into successful strategic relationships, these competitors and web sites could experience increases in traffic and page views, or the traffic and page views on our narrowband services could remain constant or decline, either of which could harm our business by making these other web sites appear more attractive to advertisers.

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

Interest Rate Sensitivity

Short-Term Investments

    We had short-term investments of $231.2 million as of June 30, 2000. These short-term investments consist predominantly of highly liquid debt instruments that are of high-quality investment grade and mature in one year or less. These investments are subject to interest rate risk in that their value will fall if market interest rates increase. A hypothetical increase of 10 percent in market interest rates from levels at June 30, 2000 would cause the fair value of these short-term investments to decline by an immaterial amount. Because we are not required to sell these investments before maturity, we have the ability to avoid realizing losses on these investments due to a sudden change in market interest rates. However, we could choose to sell these investments before maturity at a loss. Declines in interest rates over time will, however, reduce our interest income.

Outstanding Convertible Debt

    As of June 30, 2000, we had two issuances of long-term convertible debt outstanding. The outstanding balance of our convertible debentures issued in December 1998, net of unamortized original issue discount, was approximately $239.9 million as of June 30, 2000 and bears an effective interest rate of approximately 4%. Our convertible notes issued in December 1999 had an outstanding balance of $500 million as of June 30, 2000 and bear a fixed rate of interest of 4.75%. In certain circumstances, we may be required to redeem these debt instruments for our Series A common stock or cash. Because the interest rates on these debt instruments are fixed, a hypothetical 10 percent decrease in interest rates would not have a material impact on us. Increases in market interest rates could, however, increase the interest expense associated with future borrowings by us, if any. Changes in interest rates and the price of our stock also affect the market value of these securities. We do not hedge against interest rate increases.

Equity Price Risk

    We own shares of certain private and public companies. We generally value our investments in private companies at cost and write-down such investments when there is a permanent decline in value. We value our investments in public companies using the closing fair market value stated in the Wall Street Journal for the last day of each month. As a result, we reflected these investments in our consolidated balance sheet as of June 30, 2000 at $192.8 million as compared to $273 million as of December 31, 1999. We report unrealized gains and losses in stockholders' equity as "Accumulated Other Comprehensive Income". We do not hedge against equity price changes.

Foreign Currency Exchange Rate Risk

    Substantially all of our revenues are realized in U.S. dollars and are from customers in the United States. Therefore, our foreign currency exchange rate risk is primarily limited to funding commitments to our international joint ventures. Because the timing and amount of the required contributions is not predictable, we do not typically hedge against foreign currency exchange rate changes. However, we are required in the next several months to contribute 100 million Euros, or approximately $94 million at current exchange rates, to Excite Chello, our recently announced international joint venture, and we may decide to hedge the foreign currency risk of this transaction in response to fluctuations in exchange rates.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

    On May 26, 2000, a purported class action suit was initiated in the San Mateo County Superior Court by an alleged Excite@Home stockholder against Excite@Home, AT&T Corp., Comcast Corporation and Cox Communications, Inc., as well as each member of our board of directors. The complaint alleges that the defendants breached fiduciary duties to Excite@Home stockholders by approving or entering into, as applicable, the letter agreement among Excite@Home, AT&T, Comcast and Cox on March 28, 2000, and by agreeing to consummate the transactions contemplated by this agreement. In the complaint, the plaintiffs seek a court order nullifying the letter agreement, monetary damages, and a court order establishing a stockholders' committee comprised of unidentified class members to provide input regarding the transactions contemplated by the letter agreement. We believe this action is without merit, and intend to defend against this action vigorously.

    On June 19, 2000, Cablevision filed a lawsuit in the Delaware Chancery Court against Excite@Home, AT&T, Comcast, Cox and affiliated entities alleging, among other things, that certain provisions of the March 28, 2000 letter agreement constitute an amendment to the stockholders' agreement to which Cablevision is a party and that Cablevision's consent is required for any such amendment. On June 22, 2000, the parties amended the letter agreement in response to the Cablevision lawsuit. As stated in the amendment, the court in the Cablevision action was advised that the parties to the letter agreement have agreed not to consummate the new distribution arrangements until at least the conclusion of the trial on the merits in the Cablevision lawsuit. In addition, the date on which the parties may first terminate the letter agreement if the new distribution arrangements have not yet become effective was extended from September 30, 2000 to the earlier of November 15, 2000 or 30 days after the final judgment in the Cablevision litigation is no longer subject to appeal or review by the Delaware courts. On June 30, 2000, we filed a counterclaim alleging that Cablevision has breached its existing agreement with us. We believe that there is no legal merit to Cablevision's claim, and we will continue to vigorously defend this action.

    If the plaintiffs in any of the above actions prevail, we may not be able to proceed with the transactions proposed by the letter agreement, which could seriously harm our business.

    We cannot assure you that we will prevail in any litigation. Regardless of the outcome, any litigation may require us to incur significant litigation expenses and may result in significant diversion of management.


Item 2. Changes in Securities and Use of Proceeds

    Dilutive Effects of New Agreements with our Principal Cable Partners

    On March 28, 2000, we entered into new agreements with our principal cable partners. These agreements are described in our proxy statement for our 2000 annual meeting of stockholders. In addition to the amendment to our fifth amended and restated certificate of incorporation, which is described below but which is not yet effective, we agreed to issue warrants to purchase approximately 100 million shares to our principal cable partners and to issue approximately 50 million shares of our Series B common stock, each share of which entitles its holder to 10 votes, to AT&T in exchange for the surrender of an equal number of shares of Series A common stock currently held by AT&T, upon the effectiveness of these new agreements. When considered together with the issuance of the warrants, upon the effectiveness of these new agreements, AT&T will hold approximately 25% of the total outstanding shares of our common stock and approximately 74% of our voting power, each on a fully-diluted basis.

    Recent Sales of Unregistered Securities

    On March 28, 2000, we issued warrants to purchase an estimated total of 100 million shares of our Series A common stock at an exercise price of $29.54 per underlying share in connection with our new agreements with our principal cable partners. Upon the effectiveness of these agreements, the warrants to purchase an estimated 55 million shares held by AT&T will instead become exercisable for
27.5 million shares of Series A common stock and 27.5 million shares of Series B common stock. AT&T's warrants will become 100% vested and exercisable on June 4, 2002, subject to limited exceptions, and subject to volume limitations on disposition of the underlying shares at a rate of 16.67% per year. Warrants issued to Comcast and Cox will vest as to 1/6 of the total shares on June 4, 2001 and as to an additional 1/12 each six months thereafter so long as the existing master distribution agreement, the letter agreement or superceding definitive agreements, as applicable, have been continuously in effect up to such date. These warrants were issued in private transactions that were exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act or Regulation D thereunder.

    On April 5, 2000, in connection with our acquisition of Worldprints.com International, Inc., we issued approximately 0.8 million shares of our Series A common stock and 804 shares of our Series B non-voting preferred stock to the stockholders of Worldprints in a private transaction that was exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act or Regulation D thereunder.


Item 3. Defaults Upon Senior Securities

    Not applicable.


Item 4. Submission of Matters to a Vote of Security Holders

    Holders of our Series A common stock and Series K common stock are entitled to one vote for each share and holders of our Series B common stock are entitled to ten votes for each share, for a total of 674,322,185 eligible votes based on holders of our common stock of record at the close of business on April 28, 2000.

    On June 20, 2000, we held our annual meeting of stockholders. The matters voted upon and approved by the stockholders at the meeting, and the number of votes cast with respect to each such matter, were as follows:

    1. Amendments to our fifth amended and restated certificate of incorporation to:

        (i) increase the authorized number of shares of Series B common stock from 30,800,000 to 110,000,000;

                For                   Against              Abstain
           -------------         ----------------        ----------
            492,612,285              2,384,614             396,420

        (ii) increase the authorized number of shares of Series A common stock from 683,700,000 to 1,000,000,000;

                For                   Against              Abstain
           -------------         ----------------        ----------
            492,424,853              2,581,027             387,439

        (iii) eliminate the authorized shares of Series K common stock;

                For                   Against              Abstain
           -------------         ----------------        ----------
            492,945,307              1,143,874             499,521

        (iv) provide that holders of Series B common stock, voting together as a separate series, will be entitled to elect a majority of the board of directors, that holders of shares of Series A common stock, voting together as a separate series, will be entitled to elect two directors, and that any additional directors will be elected by the holders of all outstanding voting shares of our capital stock, voting together as a single class;

                For                   Against              Abstain
           -------------         ----------------        ----------
            492,711,753              2,181,623             503,293

        (v) change the minimum number of directors on the board such that, so long as there are at least 10 million shares of Series B common stock outstanding, the minimum number of directors will be seven, and otherwise that the minimum number of directors will be three;

                For                   Against              Abstain
           -------------         ----------------        ----------
            492,711,774              1,540,965             536,815

        (vi) eliminate all supermajority and unanimous board voting requirements and special voting requirements for related party transactions, and instead provide that all board actions be approved by the vote of a majority of the board of directors or the vote of the majority of the relevant committee of the board; and

                For                   Against              Abstain
           -------------         ----------------        ----------
            492,177,580              2,425,543             529,012

        (vii) eliminate the .Com committee of the board.

                For                   Against              Abstain
           -------------         ----------------        ----------
            494,177,580               996,752              515,712

        Although our stockholders have approved these amendments, we have not yet filed an amended certificate with the Delaware Secretary of State, and therefore these amendments are not yet effective.

    2. The election of eleven directors, consisting of two Series A directors, five Series B directors and four additional directors, as follows:

         Series A Directors                  For              Against
        ---------------------         ----------------      ----------
        William R. Hearst III            612,538,961         1,256,741
        Edward S. Rogers                 612,497,066         1,298,636

         Series B Directors                  For              Against
        ---------------------         ----------------      ----------
        C. Michael Armstrong             612,390,707         1,404,995
        John C. Petrillo                 612,351,685         1,351,685
        Brian L. Roberts                 612,467,085         1,328,617
        Daniel E. Somers                 612,452,404         1,343,298
        David M. Woodrow                 612,465,395         1,390,407

         Additional Directors                 For              Against
        ----------------------        ----------------      ----------
        George Bell                      612,452,989         1,342,713
        Mohan Gyani                      612,405,295         1,390,407
        Thomas A. Jermoluk               612,146,644         1,649,058
        Richard Roscitt                  612,432,789         1,362,913

    3. An amendment to our 1997 Equity Incentive Plan to increase the number of shares reserved for issuance under this plan by 40,000,000 shares.

                For                   Against              Abstain
           -------------         ----------------        ----------
            574,302,909             39,031,728             379,152

    4. An amendment to our 1999 Employee Stock Purchase Plan to increase the number of shares reserved for issuance under this plan by 3,000,000 shares.

                For                   Against              Abstain
           -------------         ----------------        ----------
            610,470,214              2,879,947             364,979

    5. Ratification of the selection of Ernst & Young LLP as our independent auditors for 2000.

                For                   Against              Abstain
           -------------         ----------------        ----------
            612,771,692               675,763              254,771


Item 5. Other Information

    On May 8, 2000, George Bell was named Chairman of the Board of Directors, in addition to his other positions of Chief Executive Officer and President. Thomas Jermoluk, the former Chairman, remains on the board of directors.

    On July 10, 2000, Mark A. McEachen was named Executive Vice President and Chief Financial Officer, succeeding Kenneth A. Goldman in that capacity


Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits. The exhibits listed in the accompanying exhibit index are filed as part of this report.

    (b) Current Reports on Form 8-K.

    On April 3, 2000, we filed a current report on Form 8-K announcing under
Item 5 that (1) on March 28, 2000, we agreed with our principal cable partners--AT&T Corp., Comcast Corporation and Cox Communications, Inc.--to new extended distribution agreements and a reorganization of our corporate governance structure.

    On June 2, 2000, we filed a current report on Form 8-K announcing under Item 5 that (1) on May 26, 2000, a purported class action suit was initiated against us and certain other parties alleging that the defendants breached fiduciary duties to Excite@Home stockholders by approving or entering into, as applicable, the March 28, 2000 letter agreement and (2) we have received notice from Cablevision asserting that the March 28, 2000 letter agreement violates the terms of our agreements with Cablevision and that its consent is required before we can proceed with the transactions contemplated by that agreement.

    On June 29, 2000, we filed a current report on Form 8-K announcing under
Item 5 that (1) on June 20, 2000, our stockholders approved our amendments to our Fifth Amended and Restated Certificate of Incorporation, satisfying one of the requirements to the effectiveness of the extension of our distribution relationships with AT&T, Comcast and Cox under the March 28, 2000 letter agreement, (2) on June 19, 2000, Cablevision filed a lawsuit against us and our principal cable partners alleging that certain provisions of the letter agreement constitute an amendment to the Stockholders' Agreement to which Cablevision is a party and that Cablevision's consent is required for any such amendment, and (3) on June 22, 2000, the parties amended the letter agreement to
(a) acknowledge that the court was being advised that the parties to the letter agreement have agreed not to consummate the extension of the distribution agreements until at least the conclusion of the trial on the merits in the Cablevision lawsuit and (b) extend, from September 30, 2000 to the earlier of November 15, 2000 or 30 days after the final judgment in the Cablevision litigation is no longer subject to appeal or review by the Delaware courts, the date on which the parties may first terminate the letter agreement if the distribution agreement extension has not become effective.

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              AT HOME CORPORATION
                                              (Registrant)

Date:  August 14, 2000                    By:   /s/ MARK A. MCEACHEN
                                              ----------------------
                                              Executive Vice President and
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)

                               Index to Exhibits

                                                                     Incorporated by Reference          Filed
 Exhibit No.               Exhibit Description                Form    File No.     Exhibit Filing Date Herewith
------------               -------------------              ------- -----------   -------- ----------- ---------
    4.01       Amendment to Letter Agreement, dated June     8-K        --        99.01    06/29/00
               22, 2000, between the Registrant and AT&T
               Corp., Comcast Corporation and Cox
               Communications, Inc.
   10.01       Form of Amendment to IRU Capacity                                                          X
               Agreement, dated April 30, 1999, between
               Registrant and AT&T Corp.
   10.02       Form of Amendment Number Three to IRU                                                      X
               Capacity Agreement, dated March 29, 2000,
               between Registrant and AT&T Corp.
   10.03       Form of Amendment Number Four to IRU                                                       X
               Capacity Agreement, dated May 17, 2000,
               between Registrant and AT&T Corp.
   10.04       Triple Net Building Lease, dated February                                                  X
               25, 2000, between Registrant and Pacific
               Shores Center LLC (Building 7)
   10.05       Triple Net Building Lease, dated February                                                  X
               25, 2000, between Registrant and Pacific
               Shores Center LLC (Building 8)
   10.06       DataInsight, Inc. 1998 Equity Incentive                                                    X
               Compensation Plan and related forms of
               agreements*
   27.01       Financial Data Schedule for six months                                                     X
               ended June 30, 2000 (EDGAR version only).

    * Management contracts or compensatory plans required to be filed as an exhibit to this quarterly report.