Form 10-Q
period 2000-09-30
AT HOME CORP
filed 2000-11-14
CIK 1020620

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

                               ----------------

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended September 30, 2000.

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from         to       .

                         Commission File No. 000-22697

                               ----------------

                              AT HOME CORPORATION
           (Exact name of the Registrant as specified in its charter)

                Delaware                               77-0408542
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)              Identification Number)

          450 Broadway Street
        Redwood City, California                         94063
    (Address of principal executive                    (Zip Code)
                offices)

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

                                                                     As of
                                                                October 31, 2000
                                                                ----------------
Number of shares of Series A Common Stock outstanding..........   317,608,496
Number of shares of Series B Common Stock outstanding..........    86,595,578

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              AT HOME CORPORATION

   QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                         PART I--FINANCIAL INFORMATION

 Item 1. Condensed Consolidated Financial Statements--Unaudited

         Condensed Consolidated Balance Sheets as of September 30, 2000
         and December 31, 1999...........................................    3

         Condensed Consolidated Statements of Operations for the Three
         and Nine Months Ended September 30, 2000 and 1999...............    4

         Condensed Consolidated Statements of Cash Flows for the Nine
         Months Ended September 30, 2000 and 1999........................    5

         Notes to Condensed Consolidated Financial Statements............    6

 Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................   15

 Item 3. Quantitative and Qualitative Disclosures About Market Risk......   46

                           PART II--OTHER INFORMATION

 Item 1. Legal Proceedings...............................................   47

 Item 2. Changes in Securities and Use of Proceeds.......................   47

 Item 3. Defaults Upon Senior Securities.................................   48

 Item 4. Submission of Matters to a Vote of Security Holders.............   48

 Item 5. Other Information...............................................   48

 Item 6. Exhibits and Reports on Form 8-K................................   48

 Signatures...............................................................  49

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

                              AT HOME CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                     September 30, December 31,
                                                         2000          1999
                                                     ------------- ------------
                       ASSETS                         (Unaudited)      (*)
Current assets:
 Cash and cash equivalents..........................  $  152,512    $  224,548
 Short-term investments.............................     180,369       300,675
                                                      ----------    ----------
   Total cash, cash equivalents and short-term
    investments.....................................     332,881       525,223
Accounts receivable, net............................      69,136        52,200
Accounts receivable--related parties................      34,704        18,332
Other current assets................................      51,833        35,151
                                                      ----------    ----------
   Total current assets.............................     488,554       630,906
Property, equipment and improvements, net...........     336,494       176,077
Investments in affiliated companies.................      36,127        19,015
Other investments...................................     192,104       273,005
Distribution agreements, net........................     676,755       313,557
Goodwill and other intangible assets, net...........   6,100,490     7,615,062
Other assets........................................     125,801        76,657
                                                      ----------    ----------
   Total assets.....................................  $7,956,325    $9,104,279
                                                      ==========    ==========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable...................................  $  114,160    $   44,491
 Accounts payable--related parties..................      12,710        23,206
 Accrued compensation and related expenses..........      22,608        15,632
 Deferred revenue...................................      46,308        56,844
 Other accrued liabilities..........................      89,209        62,540
 Current portion of capital lease and other
  obligations.......................................      61,923        38,666
                                                      ----------    ----------
     Total current liabilities......................     346,918       241,379
Convertible notes and debentures....................     741,678       736,294
Capital lease and other obligations, less current
 portion............................................      75,341        52,552
Other liabilities...................................       9,936         7,037

Commitments and contingencies (Note 5)

Stockholders' equity:
 Convertible preferred stock, $0.01 par value:
   Authorized shares--9,650,000
   Issued and outstanding shares--8,269 in 2000 and
    10,134 in 1999..................................     311,410       397,019
 Common stock, $0.01 par value:
   Authorized shares--1,110,000,000
   Issued and outstanding shares--404,204,074 in
    2000 and 384,754,355 in 1999....................  10,199,733     9,312,700
Deferred compensation...............................     (39,605)      (50,493)
Accumulated other comprehensive income..............       9,211        92,594
Accumulated deficit.................................  (3,698,297)   (1,684,803)
                                                      ----------    ----------
     Total stockholders' equity.....................   6,782,452     8,067,017
                                                      ----------    ----------
     Total liabilities and stockholders' equity.....  $7,956,325    $9,104,279
                                                      ==========    ==========

--------
(*) The condensed consolidated balance sheet as of December 31, 1999 has been derived from audited financial statements as of that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                              AT HOME CORPORATION

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (In thousands, except per share data)

                                   Three Months Ended      Nine Months Ended
                                      September 30,          September 30,
                                   --------------------  ----------------------
                                     2000       1999        2000        1999
                                   ---------  ---------  -----------  ---------
Revenues(/1/)..................... $ 160,533  $ 112,562  $   447,317  $ 208,202
Costs and expenses(/2/):
  Operating costs.................    80,365     45,260      206,967     92,944
  Product development and
   engineering....................    23,818     16,834       71,606     34,582
  Sales and marketing.............    79,244     48,179      210,424     81,129
  General and administrative......    19,535      9,028       48,057     19,554
  Cost and amortization of
   distribution agreements........    24,350     43,932      146,481     77,655
  Amortization of goodwill,
   intangible assets and deferred
   compensation and other
   acquisition-related costs .....   591,042    447,569    1,753,492    653,753
                                   ---------  ---------  -----------  ---------
    Total costs and expenses......   818,354    610,802    2,437,027    959,617
                                   ---------  ---------  -----------  ---------
Loss from operations..............  (657,821)  (498,240)  (1,989,710)  (751,415)
Interest and other income, net....     5,700      2,556        9,751      7,839
Investment gain from business
 combination......................       --         --           --      12,566
Equity share of losses of
 affiliated companies.............   (16,589)    (2,876)     (33,535)    (3,618)
                                   ---------  ---------  -----------  ---------
Net loss.......................... $(668,710) $(498,560) $(2,013,494) $(734,628)
                                   =========  =========  ===========  =========
Net loss per share--basic and
 diluted.......................... $   (1.67) $   (1.37) $     (5.10) $   (2.47)
                                   =========  =========  ===========  =========
Shares used in per share
 computation--basic and diluted...   401,191    362,885      394,976    297,002
                                   =========  =========  ===========  =========
(/1/) Revenues from related
   parties........................ $  12,256  $   8,916  $    36,494  $  21,321
                                   =========  =========  ===========  =========
(/2/) Depreciation and
  amortization included in costs
  and
  expenses, excluding amortization
  of distribution
  agreements and acquisition-
  related amounts................. $  31,921  $  15,293  $    75,148  $  31,563
                                   =========  =========  ===========  =========

--------


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                              AT HOME CORPORATION

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                         Nine Months Ended
                                                           September 30,
                                                       -----------------------
                                                          2000         1999
                                                       -----------  ----------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net loss.............................................. $(2,013,494) $ (734,628)
Adjustments to reconcile net loss to cash provided by
 (used in) operating activities:
 Depreciation and amortization........................      74,383      30,771
 Amortization of distribution agreements..............      70,931      54,241
 Cost of distribution agreements......................      75,550      23,414
 Amortization of deferred and stock-based
  compensation........................................      16,252         792
 Amortization of goodwill and other intangible
  assets..............................................   1,729,237     606,751
 Accretion of discount on convertible debentures......       7,251       5,175
 Compensation expense from accelerated stock option
  vesting.............................................         --        7,900
 Recognition of non-cash gain on investment...........         --      (12,566)
 Purchased in-process research and development........         --       34,400
 Equity share of losses of affiliated companies.......      33,535       3,618
 Changes in assets and liabilities:
   Accounts receivable................................     (30,994)    (25,697)
   Other assets.......................................     (22,434)     24,142
   Accounts payable...................................      27,859      23,251
   Accrued liabilities................................      33,246      30,624
   Deferred revenues..................................     (18,609)      9,867
   Other long-term liabilities........................       2,317         --
                                                       -----------  ----------
Cash provided by (used in) operating activities.......     (14,970)     82,055

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
Purchases of short-term investments                       (110,786)   (355,198)
Sales and maturities of short-term investments........     231,092     155,664
Purchases of other investments........................     (28,420)        --
Sales of other investments............................      34,420         --
Net purchases of property, equipment and
 improvements.........................................    (110,477)    (46,079)
Payments under backbone agreement.....................     (45,965)    (27,058)
Investment in joint ventures..........................     (53,934)        --
Business combinations, net of cash received...........      (6,397)     34,341
                                                       -----------  ----------
Cash used in investing activities.....................     (90,467)   (238,330)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of
 repurchases..........................................      76,555      39,006
Payments on capital lease obligations.................     (43,154)    (21,249)
                                                       -----------  ----------
Cash provided by financing activities.................      33,401      17,757
                                                       -----------  ----------
Net decrease in cash and cash equivalents.............     (72,036)   (138,518)
Cash and cash equivalents, beginning of period........     224,548     300,702
                                                       -----------  ----------
Cash and cash equivalents, end of period.............. $   152,512  $  162,184
                                                       ===========  ==========
SUPPLEMENTAL DISCLOSURES
 Interest paid........................................ $    19,802  $    9,170
                                                       ===========  ==========
 Acquisition of equipment under capital leases........ $    89,200  $   47,155
                                                       ===========  ==========
 Warrants to purchase Series A common stock earned by
  cable partners under distribution agreements and
  capitalized as intangibles.......................... $   434,129  $  187,588
                                                       ===========  ==========
 Conversion of preferred stock to common stock........ $   161,867  $      --
                                                       ===========  ==========
 Mergers and acquisitions:
   Issuance of common and preferred stock and assumed
    options and warrants exercisable for common
    stock............................................. $   213,889  $7,165,646
                                                       ===========  ==========
   Liabilities assumed................................ $     6,969  $  105,743
                                                       ===========  ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements

                              AT HOME CORPORATION

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Summary of Significant Accounting Policies

Basis of Presentation

   The unaudited condensed consolidated financial statements include the accounts of At Home Corporation and its consolidated subsidiaries, all of which are wholly owned. All significant intercompany transactions and balances have been eliminated in consolidation. Investments in entities owned 20% or more but less than majority owned and not otherwise controlled by us are accounted for under the equity method and presented in the consolidated balance sheets as investments in affiliated companies. The unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the interim periods presented. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for any subsequent period. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on April 28, 2000.

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

   The computation of basic and diluted net loss per share is as follows (in thousands, except per share data):

                                  Three Months Ended      Nine Months Ended
                                     September 30,          September 30,
                                  --------------------  ----------------------
                                    2000       1999        2000        1999
                                  ---------  ---------  -----------  ---------
   Net loss.....................  $(668,710) $(498,560) $(2,013,494) $(734,628)
                                  =========  =========  ===========  =========
   Weighted average shares of
    common stock outstanding....    402,408    368,430      396,824    303,131
   Less weighted average shares
    of common stock subject to
    repurchase..................     (1,217)    (5,545)      (1,848)    (6,129)
                                  ---------  ---------  -----------  ---------
   Shares used in per share
    calculations................    401,191    362,885      394,976    297,002
                                  =========  =========  ===========  =========
   Net loss per share--basic and
    diluted.....................  $   (1.67) $   (1.37) $     (5.10) $   (2.47)
                                  =========  =========  ===========  =========

Segment Reporting

   Our key operating segments are organized around our customers and services and aggregated into the reported business segments based upon how our management organizes, manages and internally reports our revenues. As of September 30, 2000, our reported business segments consisted of Media and Advertising Services, Subscriber Network and Other Services, and International. Our segment disclosures include revenues for our reported business segments, but costs and expenses, loss from operations, net loss and assets and liabilities are not reported separately for each segment because this information is not produced or used internally by management in reviewing operations and in allocating resources.

   The following represents revenues for our reported business segments (in thousands):

                                              Three Months
                                             Ended September  Nine Months Ended
                                                   30,          September 30,
                                            ----------------- -----------------
                                              2000     1999     2000     1999
                                            -------- -------- -------- --------
   Media and Advertising Services.......... $ 77,731 $ 73,687 $228,691 $119,464
   Subscriber Network and Other Services...   74,584   34,848  196,276   81,364
   International...........................    8,218    4,027   22,350    7,374
                                            -------- -------- -------- --------
     Total consolidated revenues........... $160,533 $112,562 $447,317 $208,202
                                            ======== ======== ======== ========

   Media and Advertising Services revenue was derived predominantly from customers located in the United States for both the three and nine months ended September 30, 2000 and 1999. Subscriber Network and Other Services revenue derived from customers located outside the United States and excluded from International consisted primarily of revenue from cable partners and their cable customers located in Canada, and accounted for approximately 13% of Subscriber Network and Other Services revenue for both the three and nine months ended September 30, 2000 and approximately 12% for both the three and nine months ended September 30, 1999. International revenue earned from our unconsolidated joint ventures was $5.7 million and $2.8 million for the three months ended September 30, 2000 and 1999, respectively, and was $14.7 million and $6 million for the nine months ended September 30, 2000 and 1999, respectively. International revenue earned by our consolidated operations outside of North America was $2.6 million and $1.3 million for the three months ended September 30, 2000 and 1999, respectively, and was $7.7 million and $1.4 million for the nine months ended September 30, 2000 and 1999, respectively. Revenue from International excludes revenue earned by Excite Japan and Excite UK, joint ventures in which we obtained a majority ownership interest during 2000, due to accounting rules that prohibit consolidation prior to exercising control over these entities. No single customer accounted for more than 10% of total consolidated revenues for the three and nine months ended September 30, 2000 and 1999.

Revenue from Related Parties

   Revenue from related parties was $12.3 million, or 8% of total revenues, for the three months ended September 30, 2000, as compared to $8.9 million, or 8% of total revenues, for the three months ended September 30, 1999. For the nine months ended September 30, 2000 and 1999, revenue from related parties was $36.5 million and $21.3 million, respectively. One component of revenue from related parties consists of revenue from our principal cable partners which is generated from advertising arrangements, support services such as customer support, local area content development, development of set-top devices and pre-commercial deployment consulting. Revenue from our principal cable partners was $5.6 million for the three months ended September 30, 2000 and $5.8 million for the three months ended September 30,1999, and was $19.5 million and $14.8 million for the nine months ended September 30, 2000 and 1999, respectively. The remaining revenue from related parties of $6.7 million and $3.1 million for the three months ended September 30, 2000 and 1999, respectively, and $17 million and $6.5 million for the nine months ended September 30, 2000 and 1999, respectively, was earned primarily from consulting and other services rendered to our international joint ventures on a cost-plus basis.

Revenue Related to Our Strategic Investments

   We have made minority investments in certain companies for strategic purposes, primarily in connection with expanding our Internet content and services and providing improved broadband connectivity to our

@Work and @Home subscribers. In conjunction with most of these investments, we provide services to these companies consisting of the delivery of advertising impressions, e-commerce sponsorships and revenue share arrangements on our web sites. Revenue under these arrangements is recognized based upon the fair value of the services provided and was $18.8 million and $5.7 million for the three months ended September 30, 2000 and 1999, respectively, and was $47.3 million and $14 million for the nine months ended September 30, 2000 and 1999, respectively. Investments under these arrangements are recorded at their fair values. The fair values of investments in non-public companies are determined based upon the price per share paid by an independent third party in the same round of financing in which we participate.

Barter Revenue

   Revenue from the exchange of our media and advertising services for the products and services of third parties, a substantial portion of which is advertising in other media, was $4.6 million and $8.9 million for the three months ended September 30, 2000 and 1999, respectively, and was $23.2 million and $15.3 million for the nine months ended September 30, 2000 and 1999, respectively. Revenue from barter transactions is recorded at the fair value of the services provided unless the fair value of the services or products received can be more reliably measured. Barter transactions involving the exchange of services generally result in the recognition of equivalent amounts of revenue and expense.

New Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Financial Instruments and Hedging Activities," which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. We are required to adopt SFAS 133, as amended, effective January 1, 2001, and we do not believe that it will have a material effect on our financial position or results of operations.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. We are required to adopt SAB 101 in the fourth quarter of 2000. We do not expect SAB 101 to have a material effect on our financial position or results of operations.

   In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation." FIN 44 clarifies the application of Accounting Principles Board Opinion No. 25 for certain issues relating to stock compensation and is effective July 1, 2000. FIN 44 has not had, and we do not expect it to have, a material effect on our financial position or results of operations.

   In May 2000, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus on EITF Issue 00-2, "Accounting for Web Site Development Costs." This consensus provides guidance on the types of costs incurred to develop websites that should be capitalized or expensed. The consensus is effective for website development costs incurred starting in the third quarter of 2000. The consensus has not had, and we do not expect it to have, a material effect on our financial position or results of operations.

2. New Distribution Agreements with Principal Cable Partners

   On March 28, 2000, we entered into a letter agreement and term sheets with AT&T, Comcast and Cox, our principal cable partners in the United States. Among other things, this agreement provides for the extension of our relationship with AT&T until June 4, 2008, and the extension of our relationship with Comcast and Cox until June 4, 2006. Under the letter agreement, the existing master distribution agreement and local cable operator agreements between us and our principal cable partners remain in effect until June 4, 2002. However, Comcast or Cox may terminate the mutual exclusivity obligations of the existing master distribution agreement, or the entire agreement and the local cable operator agreements, at any time on or after June 4, 2001 by providing at least 6 months' prior written notice.

   On June 20, 2000, our stockholders approved an amendment to our fifth amended and restated certificate of incorporation. The amendment was filed on August 28, 2000 and the letter agreement became effective on that date. As a result, Comcast and Cox no longer have certain rights under the stockholders' agreement, such as the right to designate a director to our board and the right to veto a board action by voting together against a board action. The board designees of Comcast and Cox resigned from our board effective September 1, 2000 and AT&T formally acquired voting control over all board actions on that date.

   Upon the execution of the letter agreement, we granted to AT&T, Comcast and Cox warrants to purchase two shares of our Series A common stock for each home passed by their respective cable systems. The letter agreement entered into in connection with the issuance of these warrants became effective on August 28, 2000. The exercise price for the warrants is $29.54 per underlying share. Warrants issued to AT&T for approximately 55.8 million shares in aggregate will become 100% vested and exercisable, subject to regulatory compliance, on June 4, 2002 for one share of Series A common stock and one share of Series B common stock for each home passed. Shares acquired through exercise of these warrants are subject to volume limitations on disposition at a rate of 16.67% per year. Warrants issued to Comcast and Cox with respect to approximately 44.3 million shares of our Series A common stock will vest as to 16.67% of the total shares on June 4, 2001 and as to an additional 8.33% each six months thereafter so long as the existing master distribution agreement, the letter agreement or superceding definitive agreements, as applicable, have been continuously in effect up to such date. We will also grant additional warrants for increases in homes passed, and each warrant granted by us will be subject to forfeiture based on decreases in homes passed or for failure to bring new systems in compliance with the distribution provisions of the letter agreement. We will record the fair values of these warrants at the time that they are earned by the cable partners and we will amortize such amounts to operations over the respective terms of the distribution agreements.

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

   In addition, on August 28, 2000, we issued to AT&T one share of our Series B common stock, each share of which entitles its holder to 10 votes, in exchange for each share of our Series A common stock surrendered by AT&T to us. We issued approximately 55.8 million shares of our Series B common stock in this exchange, which, when considered together with the above warrants, result in AT&T holding approximately 25% of the total outstanding shares of our common stock and approximately 74% of our voting power, each on a fully-diluted basis.

   Under the agreement, AT&T has granted Comcast and Cox the right to sell their shares of our Series A common stock to AT&T for a minimum price of $48 a share at any time between January 1, 2001, and June 4, 2002, up to a maximum of $1.5 billion for Comcast and $1.4 billion for Cox.

3. Business Combinations

Completed Business Combinations

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

   During the first quarter of 2000, we issued additional purchase consideration to the former owners of Hartford House, Ltd., the previous operator of Bluemountain.com. We acquired Bluemountain.com in December 1999. The additional purchase consideration resulted from Bluemountain.com meeting certain performance criteria for the month of December 1999, as stipulated in the merger agreement. The additional purchase consideration included approximately 3.5 million shares of our Series A common stock and an increase in the number of employee stock options we assumed in the acquisition of approximately 0.5 million shares of Series A common stock. As of December 31, 1999, approximately $150 million of the additional purchase consideration was determinable and was therefore recorded in the consolidated financial statements. Based on determination of the remaining portion of additional purchase consideration during the first quarter of 2000, the total purchase consideration was increased by $32.3 million to $1,002.3 million as of March 31, 2000 from $970 million as of December 31, 1999. The allocation of the additional purchase consideration resulted in an increase in goodwill of $26.5 million and an increase in deferred compensation of $4.8 million. The resolution of an acquisition-related contingency resulted in the allocation of the remaining $1 million to net assets.

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

   On July 14, 2000, we completed the acquisition of DataInsight, Inc., a Colorado corporation, for approximately 0.7 million shares of our Series A common stock with a fair value of approximately $14.2 million. We also assumed DataInsight's options, which were converted into options to purchase approximately 0.3 million shares of our Series A common stock. The purchase price included vested and unvested employee stock options with a fair value of approximately $0.3 million and $0.5 million, respectively. Deferred compensation of approximately $0.5 million was recorded and will be amortized over the four-year vesting period of unvested options assumed in the acquisition. In addition, we will issue up to approximately 0.7 million additional shares of our Series A common stock as well as additional employee stock options if DataInsight achieves certain revenue and profit performance targets on July 31, 2001. The total purchase consideration of approximately $15.1 million included approximately $0.6 million of direct acquisition cost and was allocated to cash of $0.1 million, accounts receivable and other assets of $0.5 million, goodwill of $9.7 million, purchased technology of $2.8 million, other identified intangible assets of $2.3 million, deferred compensation of $0.5 million and liabilities assumed of $0.8 million. DataInsight is an online and offline database marketing systems and applications provider. We accounted for this acquisition as a purchase.

Business Combinations in Progress

   On August 31, 2000, we announced our intention to acquire Pogo.com, Inc., a Delaware corporation, for shares of our Series A common stock. The number of shares of our Series A common stock to be issued will be determined by multiplying the number of shares of Pogo capital stock held by Pogo stockholders by an exchange ratio. The exchange ratio equals the quotient obtained by dividing $125 million less certain obligations of Pogo by the number of shares of Pogo stock and options and warrants convertible into Pogo stock outstanding immediately before the merger, divided by the average closing price of our Series A common stock prior to the merger. In addition, outstanding warrants and options for Pogo stock will be converted to options and warrants for our Series A common stock based on the exchange ratio and assumed by us, and Pogo may issue up to 5 million additional options for shares of Pogo stock prior to the merger which would also be converted to options for our Series A common stock based on the exchange ratio and assumed by us. Pogo stockholders may be entitled to receive additional payments contingent upon revenue performance requirements for the six months following the closing and the continuation of the employment of specified key executives of Pogo until October 15, 2001. The maximum value of each of the two contingent payments, to be issued in the form of shares of our Series A common stock determined based on the exchange ratio described above, is $12.5 million. We have also entered into a convertible bridge note with Pogo under which Pogo has borrowed $5 million and is entitled to an additional $1.3 million to pay certain obligations. In addition, we have agreed to loan Pogo, upon their request, $1.8 million per month between November 1, 2000 and the effective time of the merger, which is expected to occur by the end of 2000 and is subject only to Pogo stockholder approval. We will not be able to calculate the total purchase consideration until the closing of the merger because the number of shares of our Series A common stock to be issued and the number of options and warrants for our Series A common stock that we will assume cannot be determined prior to that date. We expect the purchase consideration to be allocated primarily to goodwill. Pogo is a provider of family games and interactive leisure time activities on the Internet. We will account for this acquisition as a purchase.

Amortization of Goodwill, Intangible Assets and Deferred Compensation and Other Acquisition-Related Costs

   Acquisition-related charges were as follows for the periods indicated (in thousands):

                                             Three Months
                                            Ended September   Nine Months Ended
                                                  30,           September 30,
                                           ----------------- -------------------
                                             2000     1999      2000      1999
                                           -------- -------- ---------- --------
   Amortization of goodwill and other
    intangible assets....................  $580,815 $446,647 $1,729,237 $606,751
   Amortization of acquisition-related
    deferred compensation................     5,252      --      15,487      --
   Write-off of purchased in-process
    research and development.............       --       --         --    34,400
   Compensation expense from acquisition-
    related acceleration of stock option
    vesting..............................       --       --         --     7,900
   Other acquisition-related costs.......     4,975      922      8,768    4,702
                                           -------- -------- ---------- --------
   Total acquisition-related costs and
    expenses.............................  $591,042 $447,569 $1,753,492 $653,753
                                           ======== ======== ========== ========

Amortization of goodwill and intangible assets

   Amortization of goodwill and other intangible assets during the three and nine months ended September 30, 2000 was $580.8 million and $1,729.2 million, respectively, as compared to $446.6 million and $606.8 million during the respective periods in 1999. Goodwill and other intangible assets resulted primarily from our acquisitions of Excite in May 1999, iMALL and Webshots in October 1999, Bluemountain.com in December 1999, Kendara in February 2000, Worldprints in April 2000 and DataInsight in July 2000.

Amortization of deferred compensation

   Amortization of deferred compensation related to acquisitions was $5.3 million and $15.5 million for the three and nine months ended September 30, 2000; there was no amortization of acquisition-related deferred compensation for the three and nine months ended September 30, 1999. The acquisition-related deferred compensation resulted from our assumption of stock-based awards held by employees prior to the acquisition of Bluemountain.com and Webshots in the fourth quarter of 1999 and represents the difference between the exercise price of unvested awards and the fair market value of our Series A common stock at the time of the acquisition. Deferred compensation is amortized over the vesting terms of the stock-based awards. Amortization of deferred compensation related to issuance of restricted stock to employees under stock purchase agreements was approximately $0.5 million during both the nine months ended September 30, 2000 and 1999 and was included in the category of costs and expenses in which the related employee salaries were recorded.

Write-off of purchased in-process research and development

   The cost of purchased in-process research and development for which technological feasibility has not been achieved and which has no alternative future use is charged to operations at the date of acquisition. The cost of $34.4 million for the nine months ended September 30, 1999 was related to the Excite acquisition.

Compensation expense from acquisition-related acceleration of stock option vesting

   The vesting of certain stock options issued to employees was accelerated as a result of our acquisition of Excite in May 1999 and the $7.9 million intrinsic value of these options was charged to operations during the nine months ended September 30, 1999.

Other acquisition-related costs

   Costs directly associated with our acquisitions that were not capitalized as part of the purchase consideration, primarily resulting from our acquisitions of Excite, iMALL, Bluemountain.com, Kendara and Worldprints, were $5 million and $0.9 million for the three months ended September 30, 2000 and 1999, respectively, and were $8.8 million and $4.7 million for the nine months ended September 30, 2000 and 1999. These costs were primarily related to integration costs for personnel, systems and technology and also included costs during the three months ended September 30, 2000 for a pre-acquisition contingency related to Excite that required an adjustment more than 12 months after the acquisition.

4. Investments in Affiliated Companies

   Investments in affiliated companies consist primarily of joint ventures in which we share ownership and control with strategic partners. Our joint venture agreements generally authorize the boards of the joint ventures to determine the timing and amount of cash contributions to be made by the joint venture partners to fund operations. The cash contributions are generally made in proportion to each partner's ownership interest in the joint venture. Under the joint venture agreement for At Home Australia, which was merged with the Excite Asia Pacific Pty Ltd joint venture in March 2000 and renamed Excite@Home Australia Pty Limited, our joint venture partner and we may each be required to contribute up to approximately 32 million Australian dollars, or approximately $20 million, to the joint venture, of which we have contributed approximately $14.3 million to date. We have made investments of approximately $53.9 million during the nine months ended September 30, 2000 to increase our ownership interest above 50% in the Excite Japan and Excite UK joint ventures as well as to fund the operations of Excite Japan, Excite UK, At Home Japan, Excite@Home Australia Pty Limited and Work.com.

   On July 18, 2000, we announced an agreement with UPC and its parent company, UnitedGlobalCom (together, the "United Group"), to form a joint venture, to be named Excite Chello, which would combine

UPC's chello broadband subsidiary with our assets and operations outside North America, including our international joint ventures and wholly-owned subsidiaries. We have agreed to invest approximately 100 million euros, or approximately $88 million, in this joint venture. Excite Chello will be equally owned and jointly controlled by Excite@Home and the United Group. We will account for our investment in Excite Chello under the equity method, and we will record our share of the net losses of the new joint venture. The closing of this transaction is subject to several conditions, including regulatory approval, obtaining third-party consents and contributions by the joint venture partners. In our consolidated financial statements through September 30, 2000 and pending the proposed contribution of our interest in international joint ventures to the Excite Chello joint venture, we continue to account under the equity method for international joint ventures in which we have increased our ownership interest to more than 50% during 2000.

5. Commitments and Contingencies

   Under our backbone agreement with AT&T, we have made payments of approximately $34 million and $46 million during the three and nine months ended September 30, 2000, respectively. Although we have completed our payment obligations related to the original facility, we will be required to make additional future payments as we extend the backbone further. Our payments under the backbone agreement are capitalized as they are made and are amortized by charges to operations over the term of the agreement or the estimated useful life of the equipment purchased. We will also be required to make additional payments of up to $5 million annually during the term of the agreement for co-location space, equipment and support and maintenance fees.

   We will be required to make cash contributions totaling up to 100 million euros, or approximately $88 million, to the Excite Chello joint venture (Note
4) subsequent to the closing of the transaction.

   On May 26, 2000, a purported class action suit was initiated in the San Mateo County Superior Court by an alleged Excite@Home stockholder against Excite@Home, AT&T Corp., Comcast Corporation and Cox Communications, Inc., as well as each member of our board of directors. The complaint alleges that the defendants breached fiduciary duties to Excite@Home stockholders by approving or entering into, as applicable, the letter agreement among Excite@Home, AT&T, Comcast and Cox on March 28, 2000, and by agreeing to consummate the transactions contemplated by this agreement. In the complaint, the plaintiffs seek a court order nullifying the letter agreement, monetary damages, and a court order establishing a stockholders' committee comprised of unidentified class members to provide input regarding the transactions contemplated by the letter agreement. We believe this action is without merit, and intend to defend against this action vigorously. If the plaintiffs prevail, a court may not allow us to proceed under the terms of the letter agreement or we may have to pay damages, either of which could seriously harm our business.

6. Stockholders' Equity

Cable System Operator Performance Warrants

   In February 1998, we issued performance warrants for 10 million shares to Rogers and Shaw, our principal cable partners in Canada, with an exercise price of $5.25. These warrants are earned based on achievement of subscriber performance milestones by the cable partners. We recorded non-cash charges to operations for the fair value of earned warrants of $75.6 million and $52.9 million during the nine months ended September 30, 2000 and 1999, respectively. Exercises of warrants resulted in the net issuance of approximately 1.3 million shares during the nine months ended September 30, 2000. Remaining outstanding warrants for approximately 5.4 million shares were all earned and exercisable as of September 30, 2000.

Warrants Subject to Distribution Agreements

   As of September 30, 2000, performance-based warrants issued to certain cable partners, including joint venture partners, as incentives under exclusive and non-exclusive distribution agreements were outstanding as to approximately 138.9 million shares of our Series A common stock, of which approximately 25.9 million shares were earned and may be exercised. The warrants have exercise prices ranging from $0.25 to $32.50. During the nine months ended September 30, 2000, warrants were earned with respect to approximately 2.1 million shares, and approximately 0.3 million shares previously earned were cancelled due to transfers of cable systems covered by certain warrants. In addition, warrants for approximately 55.8 million shares issued to AT&T were recorded as distribution agreements at a fair value of $416.7 million related to the letter agreement that became effective on August 28, 2000. We recorded an aggregate of $434.1 million as distribution agreements and $1.3 million as investments in affiliated companies in our consolidated balance sheets during the nine months ended September 30, 2000 representing the number of warrants measured at fair value. We will begin amortizing the AT&T distribution agreement in June 2002 and we are amortizing the other distribution agreements ratably over their remaining exclusive terms, which expire at various dates through 2004. Amortization of distribution agreements was $70.9 million and $24.7 million during the nine months ended September 30, 2000 and 1999, respectively, and accumulated amortization as of September 30, 2000 was $207.2 million. There were no exercises of these warrants during the nine months ended September 30, 2000.

7. Comprehensive Loss

   The components of our comprehensive loss for each period presented are as follows (in thousands):

                                 Three Months Ended      Nine Months Ended
                                    September 30,          September 30,
                                 --------------------  ----------------------
                                   2000       1999        2000        1999
                                 ---------  ---------  -----------  ---------
   Net loss..................... $(668,710) $(498,560) $(2,013,494) $(734,628)
   Unrealized gain (loss) on
    available-for-sale
    investments.................    25,774    (46,753)     (83,573)    23,591
   Foreign currency translation
    gain (loss).................        48       (328)         190       (284)
                                 ---------  ---------  -----------  ---------
   Comprehensive loss........... $(642,888) $(545,641) $(2,096,877) $(711,321)
                                 =========  =========  ===========  =========

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

Description of Business and Recent Developments

   Excite@Home is the leading provider of broadband online services. As of September 30, 2000, we had approximately 2.3 million worldwide subscribers to our @Home service, which provides high-speed Internet access to consumers utilizing the cable television infrastructure. We also expect to offer the @Home service over digital subscriber lines (DSL) in partnership with Rhythms NetConnections. The @Home service offers an "always on" connection with speeds many times faster than 56 kilobits-per-second dialup modems and features a scalable, distributed, intelligent private network designed to avoid bottlenecks frequently encountered on the public Internet. Elements of this advanced data network include a national, optical fiber Internet protocol backbone, regional data centers and local caching servers. We intend to leverage our broadband connectivity services to deliver a comprehensive broadband experience to our customers, including entertainment, information, communications, e-commerce and other services.

   We have long-term agreements with many of the largest cable companies in North America to carry the @Home service. Our agreements provide that we are the exclusive provider of broadband Internet connectivity through at least June 2002 with respect to AT&T, Cox and Comcast, and through various dates from 2002 to 2006 with respect to other cable partners. We have entered into an agreement that will extend our relationships on a favorable but non-exclusive basis with Cox and Comcast through 2006 and with AT&T through 2008. Under this agreement, we have issued warrants to these cable partners for approximately 100 million shares of our common stock and AT&T has obtained voting control over all board actions. Approximately 30 million of the 59 million homes in our North American cable footprint were served by upgraded two-way cable capable of carrying our @Home service as of September 30, 2000. Our DSL agreement with Rhythms NetConnections adds 15 million homes for a total footprint of 74 million homes in North America. We believe that our recently introduced QuickStart Kit, a suite of consumer-friendly self-installation tools and services, will simplify the installation of the @Home service and reduce the reliance of subscriber growth on the availability of installation technicians. The QuickStart Kit will be available in a number of retail locations including Radio Shack starting in the fourth quarter of 2000.

   We also have agreements with cable partners in Australia, Belgium, Germany, Japan and the Netherlands to provide the @Home service in those countries under exclusive, seven-year arrangements. To date, the @Home service has been commercially launched in Australia, Belgium, the Netherlands and Japan.

   We have enhanced our online media and advertising services by acquiring Excite, a leading consumer Internet destination, MatchLogic, a subsidiary of Excite specializing in targeted advertising services, Bluemountain.com, an online greeting card service, and other companies such as Webshots, Kendara and Worldprints. In addition, we have recently agreed to acquire Pogo, a leading online game site. The Excite Network includes all of our web properties and delivers Internet-based search, communications, news and information, entertainment, community, photo, shopping and other services to our users that can be customized and personalized to users' preferences. We recently introduced @Home 2000 to our subscribers in North America. @Home 2000 includes a custom browser, expanded features such as additional e-mail accounts and a broadband version of the Excite service incorporating the personalization capabilities of Excite with multimedia content made possible by a high-speed connection. Since a broadband connection is not always available to our customers, we provide Internet-based services using handheld wireless devices through our recent introduction of Excite Mobile and we also offer a free dialup Internet service called FreeLane powered by Excite. These services enable customers to access our online offerings from multiple locations and represent additional opportunities to raise awareness for our broadband online services.

   MatchLogic provides targeted advertising services including online campaign management, e-mail and sweepstakes promotions, and marketing of e-mail and online data. The recent acquisition of DataInsight is expected to enhance our ability to provide e-commerce and online marketing relationship management services. The combination of online advertising on the Excite Network, MatchLogic e-mail and online marketing databases, DataInsight relationship management tools, and extensive expertise in the development of marketing programs, we are able to create comprehensive marketing campaigns for advertisers interested in targeted and results-oriented solutions.

   Our @Work service provides end-to-end managed connectivity for businesses over cable, DSL and other digital communications lines connected to our private network and also provides web hosting and development of e-commerce solutions. @Work also offers Internet content providers and delivery networks, such as iBEAM, Akamai and Microcast, direct access to our broadband subscribers by connecting their data centers into our network, putting data closer to our broadband users and bypassing the public Internet. These content delivery networks have agreed to pay us for bandwidth usage based on the amount of their customers' content that flows to our subscribers across our backbone. These relationships are expected to benefit both the content delivery networks and @Home subscribers by optimizing the delivery of broadband content. We are also developing information and e-commerce services for businesses, including our recently formed joint venture with Dow Jones to develop Work.com, a comprehensive Internet portal for small and medium size businesses.

   We recently announced an agreement with UPC and its parent company, UnitedGlobalCom, to form a joint venture to be named Excite Chello, subject to regulatory approval and other conditions of closing, which would combine UPC's chello broadband subsidiary with our assets and operations outside North America, including our international joint ventures and wholly owned subsidiaries. Excite Chello is expected to have a broadband footprint of over 30 million homes outside North America under long-term contracts including our
13.5 million home international footprint.The initial funding of Excite Chello will consist of up to 400 million euros, of which our share is 100 million euros, or approximately $88 million. Excite Chello will be equally owned and jointly controlled by Excite@Home and UPC. We expect to account for our investment in Excite Chello under the equity method and record our share of the net losses of the new joint venture. In addition to contributing our @Home operations in five countries, we plan to contribute our Excite-branded portal sites with locally sourced content in 13 countries outside North America, three of which were introduced in the third quarter of 2000.

   We believe that our future operating results will be impacted primarily by the level of growth in our broadband subscriber base, which we expect will require the expansion of our customer care and technical support organization and additional infrastructure investments designed to stabilize and scale our network to support subscriber growth. We expect that our costs and expenses will increase in the areas of operating costs, product development and engineering, and sales and marketing as a result of the above and due to anticipated increases in advertising and marketing of our products and services, deployment of self-installation and self-provisioning systems for the @Home service, development of advanced set-top and interactive application and services utilizing the broadband platform, and upgrading of features and development of new services related to the Excite Network.

Results of Operations

Revenues

   We accounted for the Excite acquisition as a purchase and Excite's revenues, which are derived primarily from Media and Advertising Services, have been included in our results of operations commencing on May 28, 1999, the date of its acquisition. Therefore, comparisons of revenues that include any period ended June 30, 2000 or earlier are not relevant for the purposes of indicating revenue growth in 2000 and future periods.

   Our key operating segments are organized around our customers and services and aggregated into the reported business segments based upon how our management organizes, manages and internally reports our revenues. As of September 30, 2000, our reported business segments consisted of Media and Advertising Services, Subscriber Network and Other Services, and International. International includes revenues derived from our operations outside of North America consisting primarily of revenues earned by our consolidated subsidiaries and revenues earned from our unconsolidated joint ventures in Australia, Japan and several European countries. Our segment disclosures include revenues for our reported business segments, but costs and expenses, loss from operations, net loss and assets and liabilities are not reported separately for each segment because this information is not produced or used internally by management in reviewing operations and in allocating resources. The following represents revenues for our reported business segments for the periods indicated (in thousands):

                                              Three Months
                                             Ended September  Nine Months Ended
                                                   30,          September 30,
                                            ----------------- -----------------
                                              2000     1999     2000     1999
                                            -------- -------- -------- --------
   Media and Advertising Services.......... $ 77,731 $ 73,687 $228,691 $119,464
   Subscriber Network and Other Services...   74,584   34,848  196,276   81,364
   International...........................    8,218    4,027   22,350    7,374
                                            -------- -------- -------- --------
     Total consolidated revenues........... $160,533 $112,562 $447,317 $208,202
                                            ======== ======== ======== ========

Media and Advertising Services

   Revenue derived from Media and Advertising Services increased by 5% to $77.7 million, or 48% of total revenues, for the three months ended September 30, 2000 from $73.7 million, or 65% of total revenues, for the three months ended September 30, 1999. This increase over the prior period was due to an increase of approximately 70% in traffic on the Excite Network, partially offset by a decrease of approximately 40% in revenue per page view. In addition, advertising revenue from other sources such as MatchLogic was higher during the three months ended September 30, 2000 as compared to the same period in 1999. The increase in traffic on the Excite Network is primarily the result of the acquisitions of Webshots and Bluemountain in late 1999. Average daily page views on the Excite Network increased to approximately 149 million during the three months ended September 30, 2000 from approximately 89 million during the comparable period in the prior year. The decrease in revenue per page view is due to lower online advertising rates resulting from softening demand by Internet companies as well as the lack of advertising on portions of the Webshots and Bluemountain sites, which historically did not contain advertising. The level of traffic on the Excite Network is subject to various factors, including among others, the breadth and quality of content, seasonality in our business and Internet usage in general, and competition from other Internet services.

   Revenue derived from Media and Advertising Services increased by 91% to $228.7 million, or 51% of total revenues, for the nine months ended September 30, 2000 from $119.5 million, or 57% of total revenues, for the nine months ended September 30, 1999. A significant portion of this increase in Media and Advertising Services revenue over the prior period was a result of the Excite acquisition, which was completed on May 28, 1999. Under the purchase method of accounting, our results of operations include the operations of Excite from the date of its acquisition. The remaining portion of the increase is due to the factors discussed above related to the three months ended September 30, 2000 and 1999. Revenue generated from Media and Advertising Services prior to the acquisition of Excite was primarily from advertising and related services derived by @Home from broadband portal deals with cable partners.

   We expect that future growth in traffic on the Excite broadband portal and demand for targeted advertising services such as those provided by MatchLogic will account for an increasing portion of our Media and Advertising Services revenue in the future. Our @Home 2000 service features a broadband version of the Excite portal as the default broadband home page for @Home subscribers, and we believe that our broadband mediums will support more robust advertising solutions and higher rates than narrowband. Please see Risk Factors for further discussion of factors that may affect our ability to generate revenue from Media and Advertising Services in the future.

Subscriber Network and Other Services

   Revenue from Subscriber Network and Other Services increased by 114% to $74.6 million, or 46% of total revenues, for the three months ended September 30, 2000, from $34.8 million, or 31% of total revenues, for the three months ended September 30, 1999. This revenue increased by 141% to $196.3 million, or 44% of total revenues, for the nine months ended September 30, 2000, from $81.4 million, or 39% of total revenues, for the nine months ended September 30, 1999. These increases were primarily attributable to the growth of subscribers to the @Home service and customers of the @Work service.

   @Home Service. The @Home service represented approximately 80% of Subscriber Network and Other Services revenue for both the three and nine months ended September 30, 2000 and approximately 70% for both the three and nine months ended September 30, 1999. Subscriber Network and Other Services revenue generated by the @Home service increased by approximately 120% and 160% for the three and nine months, respectively, ended September 30, 2000 as compared to the same periods in 1999, due primarily to the growth in the number of subscribers. We added 510,000 @Home subscribers during the three months ended September 30, 2000 as compared to 220,000 during the three months ended September 30, 1999, and the total number of subscribers increased by approximately 170% from 843,000 as of September 30, 1999 to approximately 2.3 million as of September 30, 2000.

   Revenue from the @Home service varies by cable partner and market in the United States, but typically represents 35% of the average $40 per month fee collected from each subscriber by the cable partner. Our Canadian cable partners perform a significant portion of the customer and infrastructure support of the @Home service, and as a result, our percentage of Canadian subscriber fees is approximately 20%. Canadian cable partners also typically charge approximately $30 per month for the @Home service and as a result our revenue from Canadian @Home subscribers is approximately 50% of the revenue from @Home subscribers in the United States. In addition, subscribers that choose to purchase their own modems may pay a reduced monthly fee. Since our cable partners may offer incentives to new subscribers including reduced price or free service for up to several months and subscribers are likely not added in a ratable manner during any particular period, revenue from the @Home service may significantly lag subscriber growth rates and may not correlate with subscribers averaged over any particular period. Additionally, revenue from international subscribers is recorded by our unconsolidated joint ventures and is not included in Subscriber Network and Other Services revenue.

   The number of markets and households that our cable partners upgrade to receive the @Home service and the subscriber penetration rates in those markets will be a factor in determining the amount of revenue from the @Home service in future periods. As of September 30, 2000, the markets of our cable partners in North America included approximately 59 million households, of which approximately 30 million, or more than 50%, were capable of receiving the @Home service. In general, we expect the percentage growth rate in subscribers to decrease as the number of subscribers increases, but we anticipate that the total number of subscribers added in future periods will increase as the @Home service becomes more widely available. Please see Risk Factors for further discussion of factors that may affect our ability to generate Subscriber Network and Other Services revenue from the @Home service in the future.

   @Work Service and Other Commercial Services. The @Work service and other commercial services represented approximately 20% of Subscriber Network and Other Services revenue for both the three and nine months ended September 30, 2000 and 30% for both the three and nine months ended September 30, 1999. @Work Subscriber Network and Other revenue increased by approximately 100% for both the three and nine months ended September 30, 2000 as compared to the same periods in 1999, primarily as a result of the increase in the number of @Work customers as well as iMALL's development of an e-commerce platform for a third party. We added 1,370 @Work customers during the three months ended September 30, 2000 as compared to 1,100 during the three months ended September 30, 1999, and the total number of customers grew by approximately 110% from approximately 4,200 as of September 30, 1999 to approximately 8,950 as of September 30, 2000. In addition to the number of customers, the level of revenues generated by the @Work service depends on the speed and type of Internet connections selected by customers. The level of network traffic generated on our backbone by @Work customers, including content delivery networks, can be estimated by net bandwidth sold. Net bandwidth sold increased by approximately 800% from approximately 0.2 gigabits per second as of September 30, 1999 to approximately 1.8 gigabits per second as of September 30, 2000. We expect that an increasing portion of net bandwidth sold in the future will be accounted for by content delivery networks and other parties that need access to bandwidth over an intelligent private network.

International

   Revenue from International increased by 104% to $8.2 million, or 5% of total revenues, for the three months ended September 30, 2000, from $4 million, or 4% of total revenues, for the three months ended September 30, 1999. International revenue increased by 203% to $22.4 million, or 5% of total revenues, for the nine months ended September 30, 2000 from $7.4 million, or 4% of total revenues, for the nine months ended September 30, 1999. International revenue earned from our unconsolidated joint ventures was $5.7 million and $2.8 million for the three months ended September 30, 2000 and 1999, respectively, and was $14.7 million and $6 million for the nine months ended September 30, 2000 and 1999, respectively. International revenue earned by our consolidated operations outside of North America was $2.6 million and $1.3 million for the three months ended September 30, 2000 and 1999, respectively, and was $7.7 million and $1.4 million for the nine months ended September 30, 2000 and 1999, respectively. The increase in International revenue was due primarily to an increase in consulting services provided to our international joint ventures in the three and nine months ended September 30, 2000 as compared to the same periods in 1999 and the impact of Excite's international joint ventures and consolidated operations. Excite's revenues have been included in our results of operations commencing on May 28, 1999, the date of its acquisition.

   Revenue from International excludes revenue earned by Excite Japan and Excite UK, joint ventures in which we obtained a majority ownership interest during 2000, due to accounting rules that prohibit consolidation prior to exercising control over these entities. In July 2000, we entered into an agreement with UPC and UnitedGlobalCom to contribute our operations and assets outside North America to a newly formed joint venture, Excite Chello, in exchange for equal ownership of the joint venture. As of September 30, 2000, the markets of our international joint ventures included approximately 13.5 million cable households in five countries, of which approximately 35% were upgraded to receive the @Home service, and approximately 0.2 million subscribers were using or being converted to the @Home service. Local versions of the Excite portal are available in 13 countries. Upon the completion of the transaction, we will record our equity share of the net losses of Excite Chello and we will no longer account for the contributed joint ventures and subsidiaries separately. As a result, future International revenue, as well as the related costs and expenses, will be substantially reduced.

Revenue from Related Parties, Strategic Investments and Barter Transactions

   Revenue from related parties, which include our principal cable partners and unconsolidated joint ventures, was $12.3 million, or 8% of total revenues, for the three months ended September 30, 2000, as compared to $8.9 million, or 8% of total revenues, for the three months ended September 30, 1999. For the nine months ended September 30, 2000 and 1999, revenue from related parties was $36.5 million and $21.3 million, respectively.

   Revenue from providing services to companies in which we have made minority investments for strategic purposes was $18.8 million and $5.7 million for the three months ended September 30, 2000 and 1999, respectively, and was $47.3 million and $14 million for the nine months ended September 30, 2000 and 1999, respectively.

   Barter revenue from the exchange of our media and advertising services for the products and services of third parties, a substantial portion of which is advertising in other media, was $4.6 million and $8.9 million for the three months ended September 30, 2000 and 1999, respectively, and was $23.2 million and $15.3 million for the nine months ended September 30, 2000 and 1999, respectively.

Total Costs and Expenses

   We accounted for the Excite acquisition as a purchase and Excite's costs and expenses have been included in our results of operations commencing on May 28, 1999, the date of its acquisition. Therefore, comparisons of our costs and expenses that include any period ended June 30, 2000 or earlier are not relevant for the purposes of indicating the trend of our costs and expenses in 2000 and future periods.

   Our costs and expenses were as follows for the periods indicated (in thousands):

                                            Three Months Ended September 30,
                                            ------------------------------------
                                                2000       Change       1999
                                            ------------- ----------------------
Costs and expenses:
  Operating costs.......................... $      80,365      78%   $    45,260
  Product development and engineering......        23,818      41%        16,834
  Sales and marketing......................        79,244      64%        48,179
  General and administrative...............        19,535     116%         9,028
                                            -------------  ------    -----------
Total costs and expenses excluding costs
 and amortization related to acquisitions
 and distribution agreements...............       202.962      70%       119,301
  Cost and amortization of distribution
   agreements..............................        24,350     (45%)       43,932
  Amortization of goodwill, intangible
   assets and deferred compensation and
   other acquisition-related costs.........       591,042      32%       447,569
                                            -------------  ------    -----------
    Total costs and expenses............... $     818,354      34%   $   610,802
                                            =============  ======    ===========
                                            Nine Months Ended September 30,
                                            ------------------------------------
                                                2000       Change       1999
                                            ------------- ----------------------
Costs and expenses:
  Operating costs.......................... $     206,967     123%   $    92,944
  Product development and engineering......        71,606     107%        34,582
  Sales and marketing......................       210,424     159%        81,129
  General and administrative...............        48,057     146%        19,554
                                            -------------  ------    -----------
Total costs and expenses excluding costs
 and amortization related to acquisitions
 and distribution agreements...............       537,054     135%       228,209
  Cost and amortization of distribution
   agreements..............................       146,481      89%        77,655
  Amortization of goodwill, intangible
   assets and deferred compensation and
   other acquisition-related costs.........     1,753,492     168%       653,753
                                            -------------  ------    -----------
    Total costs and expenses............... $   2,437,027     154%   $   959,617
                                            =============  ======    ===========

Operating costs

   Operating costs are primarily related to maintaining the @Home network and our Internet web sites and include telecommunication, web hosting and technical support costs such as personnel, access fees and equipment depreciation, as well as royalties, license agreements and revenue sharing arrangements for content and other services. Operating costs in our media and advertising business are typically lower than the operating costs related to the @Home broadband network. Operating costs increased by 78% to $80.4 million, or 50% of total revenues, for the three months ended September 30, 2000, from $45.3 million, or 40% of total revenues, for the three months ended September 30, 1999. Operating costs increased by 123% to $207 million, or 46% of total revenues, for the nine months ended September 30, 2000, from $92.9 million, or 45% of total revenues, for the nine months ended September 30, 1999. Approximately one-third of the increase in operating costs for the three months ended September 30, 2000 over the same period in 1999 was due to higher customer service and technical support costs related to the increase in @Home and @Work customers and approximately two-thirds was due to higher telecommunications and other costs related to the same increase in @Home and @Work customers. Approximately one-fourth of the increase in operating costs for the nine months ended September 30, 2000 over the same period in 1999 was due to higher customer service and technical support costs related to the increase in @Home and @Work customers and approximately one-half was due to higher telecommunications and other costs related to the same increase in @Home and @Work customers. The remaining one-fourth increase in the nine-month period was due to our acquisition of Excite in May 1999.

   We expect operating costs to increase in the future as we scale our operations to support the growth of our subscriber base and users of our online services, as we make new acquisitions and as we develop and introduce new products and services.

   Gross Margin. We define gross margin as total revenues net of operating costs, excluding cost and amortization of distribution agreements, which is a presentation not in conformity with generally accepted accounting principles. Gross margin increased by 19% to $80.2 million, or 50% of total revenues, for the three months ended September 30, 2000, from $67.3 million, or 60% of total revenues, for the three months ended September 30, 1999. Gross margin increased by 109% to $240.4 million, or 54% of total revenues, for the nine months ended September 30, 2000 from $115.3 million, or 55% of total revenues, for the nine months ended September 30, 1999. The increase in gross margin for the three and nine months ended September 30, 2000 over the same periods in 1999 was primarily due to the growth of our subscriber base and related revenues. In addition, the increase for the nine months ended September 30, 2000 over the same period in 1999 was due to a greater amount of media and advertising revenues recorded in the 2000 periods due to our acquisition of Excite in May 1999. Media and advertising revenues historically have lower direct costs than subscriber network revenues. The decrease in gross margin percentage from the prior periods is due to higher depreciation expense from equipment deployed in the network to provide stability and scalability in advance of subscriber growth.

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

Product development and engineering

   Product development and engineering expenses consist primarily of salaries and related expenses for hardware and software engineering and development personnel, consulting fees, equipment depreciation, supplies, the allocated cost of facilities and related miscellaneous expenses. Product development and engineering expenses increased by 41% to $23.8 million, or 15% of total revenues, for the three months ended September 30, 2000, from $16.8 million, or 15% of total revenues, for the three months ended September 30, 1999. Product development and engineering expenses increased by 107% to $71.6 million, or 16% of total revenues, for the nine months ended September 30, 2000 from $34.6 million, or 17% of total revenues, for the nine months ended September 30, 1999. Of the increase in product development and engineering costs during the three months ended September 30, 2000 as compared to the same period in 1999, approximately one-half was related to development and engineering costs associated with enhancing the stability and scalability of the @Home broadband network, approximately one-fourth was related to product development for the Excite Network and the remaining one-fourth was related to miscellaneous increases in product development and engineering costs. Of the increase in product development and engineering costs during the nine months ended September 30, 2000 as compared to the same period in 1999, approximately one-half was related to development and engineering costs associated with enhancing the stability and scalability of the @Home broadband network and the remaining one-half was related to our acquisition of Excite in May 1999, including a higher level of product development in the current year related to the Excite Network.

   We anticipate that product development and engineering expenses will continue to increase in the future on an absolute dollar basis, due in part to:

  . an increase in technology design and development efforts related to the stability and scalability of our broadband network;

  . development and introduction of new content and services on our Internet sites, in order to create and maintain brand loyalty among customers and users of our narrowband and broadband Internet services; and

  . additional technology development efforts and integration of acquired technologies from Excite, Bluemountain.com and other companies acquired.

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

   Sales and marketing expenses increased by 64% to $79.2 million, or 49% of total revenues, for the three months ended September 30, 2000, from $48.2 million, or 43% of total revenues, for the three months ended September 30, 1999. Sales and marketing expenses increased by 159% to 210.4 million, or 47% of total revenues, for the nine months ended September 30, 2000 from $81.1 million, or 39% of total revenues, for the nine months ended September 30, 1999. Of the increase in sales and marketing expenses for the three months ended September 30, 2000 as compared to the same period in 1999, approximately one-third each was related to additional subscriber acquisition marketing, sales and marketing costs related to new products such as e-commerce and the broadband portal, and international marketing of the Excite Network. Of the increase in sales and marketing expenses for the nine months ended September 30, 2000 as compared to the same period in 1999, approximately one-half was related directly to the acquisition of Excite in May 1999 and the remainder was split approximately evenly between additional subscriber acquisition marketing, sales and marketing costs related to new products such as e-commerce and the broadband portal, and international marketing of the Excite Network.

   We expect that sales and marketing expenses will continue to increase on an absolute dollar basis in the future primarily due to:

  . an increase in our sales efforts with respect to our broadband media services;

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

General and administrative

   General and administrative expenses consist primarily of administrative, legal and executive personnel costs, fees for professional services and the costs of facilities and computer systems to support our operations. General and administrative expenses increased by 116% to $19.5 million, or 12% of total revenues, for the three months ended September 30, 2000, from $9 million, or 8% of total revenues, for the three months ended September 30, 1999. General and administrative expenses increased by 146% to $48.1 million, or 11% of total revenues, for the nine months ended September 30, 2000 from $19.6 million, or 9% of total revenues, for the nine months ended September 30, 1999. The increase in general and administrative expenses for both the three and nine months ended September 30, 2000 over the same periods in 1999 was related primarily to our acquisition of Excite in May 1999 and the increase of personnel, expansion of facilities and higher information technology costs to support our business strategy and the growth of our operations and infrastructure.

   We anticipate that general and administrative expenses will continue to increase on an absolute dollar basis in the future as we expand our administrative and executive staff, add infrastructure, expand facilities and assimilate acquired technologies and businesses.

Cost and amortization of distribution agreements

   Cost and amortization of distribution agreements consists primarily of charges and amortization related to warrants to purchase our common stock issued to certain cable partners in connection with distribution agreements and as performance incentives for distributing the @Home service. Warrants that vest based on performance incentives, but were not issued in connection with an exclusive distribution agreement, are charged to operations as cost of distribution agreements at the time that such warrants are earned. Warrants issued to cable partners as incentives under exclusive distribution agreements are recorded as intangible assets at fair value when the performance criteria are met, and the intangible assets are charged to operations as amortization of distribution agreements over their remaining terms, which expire at various dates through 2005. Cost and amortization of distribution agreements decreased by 45% to $24.4 million from $43.9 million for the three months ended September 30, 2000 and 1999, respectively, and increased by 89% to $146.5 million from $77.7 million for the nine months ended September 30, 2000 and 1999, respectively.

   Amortization of distribution agreements was $24.4 million and $20.8 million during the three months ended September 30, 2000 and 1999, respectively, and was $70.9 million and $54.3 million for the nine months ended September 30, 2000 and 1999, respectively. We recorded distribution agreements of $434.1 million and $187.6 million during the nine months ended September 30, 2000 and 1999, respectively. The increase in amortization of distribution agreements for both the three and nine months ended September 30, 2000 as compared to the same periods in 1999 was due to an increase in the number of warrants earned by cable partners that met certain performance milestones.

   Cost of distribution agreements was $23.1 million for the three months ended September 30, 1999, and there were no such charges for the three months ended September 30, 2000. Cost of distribution agreements was $75.6 million and $23.4 million for the nine months ended September 30, 2000 and 1999, respectively. The decrease in these costs for the three months ended September 30, 2000 as compared to 1999 and the increase in these costs for the nine months ended September 30, 2000 as compared to 1999 was attributable to our cable partners achieving performance milestones during certain periods in each year, which significantly increased the number of warrants earned in those periods.

   We will incur a minimum of approximately $24 million per quarter for amortization of our exclusive distribution agreements through the first half of 2002 and lesser amounts thereafter until our distribution agreements fully expire in 2005. In addition, under our new distribution agreements with AT&T, Comcast and Cox, we have issued warrants to purchase approximately 100 million shares of our common stock. We have recorded the fair value of the warrant issued to AT&T for 55.8 million shares at $416.7 million and we will begin amortizing this amount at a rate of approximately $17 million per quarter starting in June 2002. We will record the fair values of warrants issued to Cox and Comcast at the time that they are earned and we will amortize such amounts to operations over the respective terms of the distribution agreements.

Amortization of goodwill, intangible assets and deferred compensation and other acquisition-related costs

   Acquisition-related charges were as follows for the periods indicated (in thousands):

                                        Three Months Ended   Nine Months Ended
                                           September 30,       September 30,
                                        ------------------- -------------------
                                          2000      1999       2000      1999
                                        --------- --------- ---------- --------
Amortization of goodwill and other
 intangible assets..................... $ 580,815 $ 446,647 $1,729,237 $606,751
Amortization of acquisition-related
 deferred compensation.................     5,252       --      15,487      --
Write-off of purchased in-process
 research and development..............       --        --         --    34,400
Compensation expense from acquisition-
 related acceleration of stock option
 vesting...............................       --        --         --     7,900
Other acquisition-related costs........     4,975       922      8,768    4,702
                                        --------- --------- ---------- --------
Total acquisition-related costs and
 expenses.............................. $ 591,042 $ 447,569 $1,753,492 $653,753
                                        ========= ========= ========== ========

   Amortization of goodwill and intangible assets. Amortization of goodwill and other intangible assets during the three and nine months ended September 30, 2000 was $580.8 million and $1,729.2 million, respectively, as compared to $446.6 million and $606.8 million during the respective periods in 1999. Goodwill and other intangible assets resulted primarily from our acquisitions of Excite in May 1999, iMALL and Webshots in October 1999, Bluemountain.com in December 1999, Kendara in February 2000, Worldprints in April 2000 and DataInsight in July 2000. We expect to incur goodwill and intangible asset amortization charges of approximately $600 million per quarter until the goodwill and intangible asset balances from each of our acquisitions become fully amortized starting in 2003. In addition, we expect to incur additional goodwill and other intangible asset amortization charges related to our pending acquisition of Pogo and other possible acquisitions in the future.

   Amortization of deferred compensation. Amortization of deferred compensation related to acquisitions was $5.3 million and $15.5 million for the three and nine months ended September 30, 2000; there was no amortization of acquisition-related deferred compensation for the three and nine months ended September 30, 1999. The acquisition-related deferred compensation resulted from our assumption of stock-based awards held by employees prior to the acquisition of Bluemountain.com and Webshots in the fourth quarter of 1999 and represents the difference between the exercise price of unvested awards and the fair market value of our Series A common stock at the time of the acquisition. Deferred compensation is amortized over the vesting terms of the stock-based awards and is expected to be approximately $5 million per quarter through the end of 2001, when the awards begin to fully vest. Amortization of deferred compensation related to issuance of restricted stock to employees under stock purchase agreements was approximately $0.5 million during both the nine months ended September 30, 2000 and 1999 and was included in the category of costs and expenses in which the related employee salaries were recorded.

   Write-off of purchased in-process research and development. The cost of purchased in-process research and development for which technological feasibility has not been achieved and which has no alternative future use is charged to operations at the date of acquisition. The cost of $34.4 million for the nine months ended September 30, 1999 was related to the Excite acquisition.

   Compensation expense from acquisition-related acceleration of stock option vesting. The vesting of certain stock options issued to employees was accelerated as a result of our acquisition of Excite in May 1999 and the $7.9 million intrinsic value of these options was charged to operations during the nine months ended September 30, 1999.

   Other acquisition-related costs. Costs directly associated with our acquisitions that were not capitalized as part of the purchase consideration, primarily resulting from our acquisitions of Excite, iMALL, Bluemountain.com, Kendara and Worldprints, were $5 million and $0.9 million for the three months ended September 30, 2000 and 1999, respectively, and were $8.8 million and $4.7 million for the nine months ended September 30, 2000 and 1999. These costs were primarily related to integration costs for personnel, systems and technology and also included costs during the three months ended September 30, 2000 for a pre-acquisition contingency related to Excite that required an adjustment more than 12 months after the acquisition. We expect to incur additional integration and other costs in the future related to our acquisitions.

Interest and Other Income, Net

   Net interest and other income increased by 119% to $5.7 million for the three months ended September 30, 2000 from $2.6 million for the three months ended September 30, 1999 and increased by 26% to $9.8 million for the nine months ended September 30, 2000 from $7.8 million for the nine months ended September 30, 1999. Interest and other income increased by 161% to $17.5 million for the three months ended September 30, 2000 from $6.7 million for the three months ended September 30, 1999 and increased by 141% to $43.7 million for the nine months ended September 30, 2000 from $18.1 million for the nine months ended September 30, 1999. The increase in interest and other income for both the three and nine months ended September 30, 2000 as compared to the same periods in 1999 was primarily due to higher market interest rates in 2000, higher short-term investment balances in 2000 resulting from the funds received in our private offering of convertible subordinated debt in December 1999 and gains from the sale of investment securities from our portfolio. Interest and other expense increased by 188% to $11.8 million for the three months ended September 30, 2000 from $4.1 million for the three months ended September 30, 1999 and increased by 229% to $33.9 million for the nine months ended September 30, 2000 from $10.3 million for the nine months ended September 30, 1999. The increase in interest and other expense for both the three and nine months ended September 30, 2000 as compared to the same periods in 1999 was due primarily to higher capital lease obligations in 2000 and the interest expense on the debt issued in December 1999. Net interest and other income is expected to decrease in the future as our short-term investments decrease but may fluctuate if we sell additional investment securities from our portfolio.

Equity Share of Losses of Affiliated Companies

   Our equity share of losses of affiliated companies, which include joint ventures and investments in privately held companies accounted for under the equity method, was $16.6 million and $2.9 million for the three months ended September 30, 2000 and 1999, respectively, and was $33.5 million and $3.6 million for the nine months ended September 30, 2000 and 1999, respectively. Our equity interests in Excite Japan and Excite UK are above 50% and for the remaining entities are generally 50% or less. We account for Excite Japan and Excite UK under the equity method because the accounting rules do not permit consolidation. We expect to contribute our joint ventures outside North America to Excite Chello in the near future and will record our equity share of losses in the new joint venture. We consider our affiliated companies to be related parties. Our net investments under the equity method were $36.1 million as of September 30, 2000 and $19 million as of December 31, 1999. The increase generally represents cash investments made by us, net of our equity share of losses during the nine months ended September 30, 2000.

Realized Gain on Investment

   We recognized a gain of $12.6 million during the nine months ended September 30, 1999 as a result of an investee, a privately held company that we had accounted for under the cost method, being acquired in a common stock acquisition by a publicly traded company.

Income Taxes

   Due to operating losses incurred since inception, we did not record a provision for income taxes during the three and nine months ended September 30, 2000 or 1999. A valuation allowance has been recorded for net deferred tax assets reducing such amounts to zero because we lack an earnings history. Accordingly, we have not recorded any income tax benefit for net losses incurred for any period from inception through September 30, 2000.

Net Loss

   Our net losses increased by 34% to $668.7 million for the three months ended September 30, 2000 from $498.6 million for the three months ended September 30, 1999. Our net losses increased by 174% to $2,013.5 million for the nine months ended September 30, 2000 from $734.6 million for the nine months ended September 30, 1999. Our net losses for all periods are due primarily to the cost and amortization of distribution agreements and the amortization of goodwill, acquisition-related intangibles and deferred compensation and other acquisition-related costs, the substantial portion of which did not require cash outlay. In addition, our net losses include other non-operating items such as our equity share of losses of affiliated companies and a realized gain on an investment we hold. Excluding all such items, our operating net loss was $36.7 million and $4.2 million for the three months ended September 30, 2000 and 1999, respectively, and was $80 million and $12.2 million for the nine months ended September 30, 2000 and 1999, respectively.

   We will continue to generate net losses in the foreseeable future due to the significant non-cash charges associated with the costs and amortization related to acquisitions and distribution agreements. The amount of future net loss or income before such costs and amortization will depend on the level of our future revenues and the costs and expenses required to generate those revenues.

Liquidity and Capital Resources

Liquidity

   Since inception, we have financed our operations primarily through a combination of private and public sales of equity and convertible debt securities and capital lease obligations. As of September 30, 2000, our principal source of liquidity was approximately $332.9 million of cash, cash equivalents and short-term investments, compared with $525.2 million as of December 31, 1999. Our short-term investments consist predominantly of debt instruments that mature in less than one year, are highly liquid and have a high-quality investment rating. We intend to make our short-term investments available, if and when needed, for operating purposes.

   Our cash and cash equivalents decreased by 32% from $224.5 million as of December 31, 1999 to $152.5 million as of September 30, 2000. This decrease resulted from cash used in operating activities of $15 million, cash used in investing activities of $90.5 million and cash provided by financing activities of $33.4 million during the nine months ended September 30, 2000. For the nine months ended September 30, 1999, cash provided by operating activities was $82 million, cash used in investment activities was $238.3 million and cash provided by financing activities was $17.8 million. For the nine months ended September 30, 2000, cash used in operating activities of $15 million included a net loss of $2,013.5 million offset by non-cash charges of $2,007.1 million related to depreciation and amortization of distribution agreements, acquisition-related amounts, deferred compensation and other amounts, and a net decrease of $8.6 million in operating assets and liabilities utilizing cash. Cash used in investing activities of $90.5 million included net purchases of equipment of $110.4 million, payments under our backbone agreement of $46 million, investment in joint ventures of $54 million and cash paid in business combinations net of cash received of $6.4 million, offset by net sales and maturities of short-term investments of $120.3 million and net sales of other investments of $6 million. Cash provided by financing activities of $33.4 million included net proceeds from the issuance of common stock of $76.6 million offset by payments under capital leases of $43.2 million.

   We intend to make investments in our infrastructure of approximately $250 million during 2000, including investments in our network designed to provide stability and scalability. Of this amount, we had invested $199.6 million during the nine months ended September 30, 2000, including purchases of property, equipment and improvements, payments on capital lease obligations and payments under our backbone agreement. We believe that we have sufficient liquidity to continue to support such investments, to meet the commitments described below and to fund our operating needs for at least the next 12 months. However, it is possible that we could experience unexpected costs and expenses with respect to these or other items. Thereafter, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to seek alternative financing, such as selling additional equity or debt securities or obtaining additional credit facilities. However, depending on market conditions, we may consider alternative financing even if our financial resources are adequate to meet presently anticipated business requirements. Financing may not be available on terms acceptable to us or at all. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders.

Commitments

   In December 1998, we entered into a backbone agreement with AT&T to create a nationwide network utilizing AT&T's approximately 15,000-mile optical fiber Internet protocol data communications line. Under the terms of this agreement, we paid approximately $57 million in 1999 and we fulfilled our remaining payment obligations of $46 million in 2000. We expect to make additional disbursements of approximately $5 million per year during the 20-year term of this agreement for co-location space, equipment and support and maintenance fees.

   As of September 30, 2000, we had commitments under our capital leases and other equipment financings to repay approximately $137.3 million plus interest over the next 36 months with a substantial portion of this amount due within 12 months.

   Under our 4.75% convertible subordinated notes due 2006, we are required to make semi-annual interest payments in each of September and December of approximately $12 million.

   Under our joint venture agreements, we may be required to make periodic cash contributions to fund joint venture operations, and our Excite@Home Australia Pty Limited joint venture requires additional funding of up to approximately $6 million. Our obligations to make cash contributions to joint ventures outside North America will be assumed by Excite Chello, our recently announced joint venture with UPC, upon our contribution of these joint ventures to Excite Chello. We are required to invest up to 100 million euros, or approximately $88 million, in Excite Chello after the closing of the transaction.

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

Risks Related to Excite@Home's Business

Our quarterly operating results may fluctuate.

   Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. These factors include:

  . subscriber growth rates and prices charged by our cable partners;

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

  . integration of new services, features and functionality with existing services;

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

   At Home Corporation was incorporated in March 1995, commenced operations in August 1995, and has incurred net losses in each fiscal period since its inception. As of September 30, 2000, we had an accumulated deficit of $3,698 million, which includes depreciation and amortization, cost and amortization of acquisition-related intangibles and deferred compensation and cost and amortization of distribution agreements of approximately $3,597 million since inception. In addition, we currently intend to increase capital expenditures and operating expenses in order to expand our network and market and provide our broadband services to potential subscribers. As a result of our acquisitions of Excite, iMALL, Bluemountain.com and other companies, and our proposed acquisition of Pogo.com, we anticipate that we will incur substantial non-cash charges including charges relating to the amortization of goodwill and other intangible assets in future periods. Therefore, we anticipate that we will incur significant net losses for the foreseeable future.

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

  . the difficulty of coordinating and integrating geographically dispersed operations;

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

Recently acquired businesses may not be successful.

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

   Bluemountain.com. The acquisition of Bluemountain.com also involves a number of risks. For example, prior to the acquisition, the Bluemountain.com electronic greeting card service only sold limited advertising on its web sites. Bluemountain.com users may not accept a service that displays advertising. Bluemountain.com users may not continue to use the Bluemountain.com service for other reasons. For instance, competitive electronic greeting card sites have increased in popularity. Also, the popularity of electronic greeting card services could decline generally. Additionally, advertisers may not choose to advertise on the Bluemountain.com service if users do not accept advertising or do not purchase goods or services advertised on Bluemountain.com in sufficient quantities.

   Pogo.com. We expect to complete the acquisition of Pogo.com by the end of December 2000. Pogo derives substantially all of its revenue from the sale of advertising on its web site and on the web pages of distribution partners that feature Pogo's games, and is therefore subject to many of the same risks related to online advertising sales that Excite@Home faces. Many of Pogo's customers have limited operating histories, are unprofitable and may not be able to meet their payment obligations or may reduce their online marketing expenditures, which could harm Pogo's revenue. If Pogo fails to obtain new advertisers and retain existing advertisers, does not continue to attract and retain users, or fails to maintain its key third party distribution relationships, its revenue may decline.

   During 2000, we have acquired Kendara, Inc., Worldprints.com International, Inc., DataInsight, Inc. and Join Systems, Inc., and we may acquire other companies in the near future. These companies have specific technology and other capabilities that we may not be able to successfully integrate with our services or transition to our online platforms. As a result, we may incur unexpected integration and product development expenses that could harm our results of operations. We may also be required to record charges to operations related to the impairment of acquired technology or other intangible assets.

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

We and other Internet advertisers have experienced a recent softening in the demand for Internet advertising services, and if we are unable to continue to grow our Internet advertising revenues, our operating results would be harmed and our stock price may decline.

   We derive a substantial amount of our revenues from the sale of advertising on our Internet services. We have recently experienced a softening in the demand for our advertising services, which has caused us to lower our advertising rates. As a result, we have attempted to increase our marketing of advertising services towards companies in traditional lines of business rather than Internet companies. Advertisers that have traditionally relied upon other media may be reluctant to advertise online, or may not be willing to pay the same rates as Internet companies. Advertisers that already have invested substantial resources in other advertising methods may be reluctant to adopt a new strategy, as few standards have developed that measure the effectiveness of online advertising. In addition, these advertisers often have substantially different requirements and expectations than Internet companies with respect to advertising programs. If we are unsuccessful in adapting to the needs of our advertisers and in selling our services to new customers in traditional lines of business, this could materially harm our operating results and financial condition.

   Additionally, part of our strategy for increasing our advertising revenues involves pricing advertising at premium rates on our broadband services. However, we have only recently introduced this pricing structure to the market, and we cannot be certain whether advertisers will be willing to pay premium rates for this exposure. If the market for broadband advertising fails to develop in accordance with our expectations, or develops more slowly than expected, our business would be harmed.

No standard has emerged for online advertising pricing, and changes in current pricing models could materially impact our operating results.

   Different pricing models are used to sell online advertising. It is difficult to predict which, if any, will emerge as the industry standard. This makes it difficult to project future advertising rates and revenues. For example, advertising rates based on the number of "click throughs," or user requests for additional information made by clicking on the advertisement, instead of rates based solely on the number of impressions, or number of times an advertisement is displayed, could lead to a decrease in our revenues because impression-based advertising comprises a substantial majority of our current advertising revenues. Our advertising revenues could be harmed if we are unable to adapt to new forms of online advertising.

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

New technology or current or future legislation addressing privacy concerns could make it more difficult for us to deliver online advertising generally and targeted advertising in particular.

   "Filter" software programs that limit or prevent advertising from being delivered to a web user's computer are available. Filter software may prevent the proper operation of our services, including personalization of the My Excite Start Page and targeted banner advertising. Widespread adoption of software products such as these could reduce the attractiveness of our personalization features and harm the commercial viability of online advertising.

   Due to privacy concerns, some Internet commentators, consumer advocates and governmental officials have suggested that the use of cookies be limited or eliminated. Cookies are bits of information keyed to a specific memory location and passed to a web site server through the user's browser software. Currently available web browsers allow users to hide their identity and to prevent cookies from being written to, or read from, the user's hard drive, and technology that shields e-mail addresses, cookies and other electronic means of identification could become commercially accepted. Any reduction or limitation in the use of cookies through legislation, new technology or otherwise, could limit the effectiveness of our ad targeting, which could harm our business.

We could face liability related to the privacy of personal information about our users.

   Our services use cookies to deliver targeted advertising, help compile demographic information about users and limit the frequency with which an advertisement is shown to the user. Cookies are placed on the user's hard drive, often without the user's knowledge or consent. We could face liability relating to the collection and use of this information, as well as other misuses such as unauthorized marketing. The Federal Trade Commission and some states have been investigating Internet companies regarding their use of personal information, and some groups have initiated legal action against Internet companies regarding their privacy practices. In October 2000, a purported class action suit was filed against our Math Logic Subsidiary, alleging unauthorized access, interception and misuse of customer data based on our advertising targeting technology. In addition, the United States federal and various state governments have proposed new laws restricting the collection and use of information regarding Internet users. We could incur additional expenses if new regulations regarding the use of personal information are introduced or if government agencies choose to investigate our privacy practices.

The sponsorship advertising we sell subjects us to financial and other risks.

   We derive a substantial portion of our revenues from sponsorship and promotion arrangements. These are advertising relationships under which third parties receive sponsored services and placements on our services in addition to traditional banner advertisements across our services. These arrangements expose us to potential financial risks, including the risk that we fail to deliver required minimum levels of user impressions, that third party sponsors do not perform their obligations under these agreements, or that they do not renew the agreements at the end of their term. These arrangements also require us to integrate sponsors' content with our services, which can require the dedication of resources and programming and design efforts to accomplish. We may not be able to attract additional sponsors or renew existing sponsorship arrangements when they expire.

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

   We have made and plan to continue to make equity investments in many Internet companies, including joint ventures in other countries. In most instances, these investments are in the form of illiquid securities of private companies. These companies typically are in an early stage of development and may be expected to incur substantial losses. Due to recent market volatility, some of these companies may alter plans to go public, and others that have gone public have experienced or may experience significant decreases in the trading prices of their common stock. Our investments in these companies may not yield any return. Furthermore, if these companies are not successful, we could incur charges related to write-downs or write-offs of assets. We also record and continue to record a share of the net losses in some of these companies, up to our cost basis, if they are accounted for under the equity method of investment. We intend to continue to invest in illiquid securities of private companies and in joint ventures in the future. Losses or charges resulting from these investments could harm our operating results.

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

   In July 2000, we agreed with UPC and its parent company, UnitedGlobalCom (together, the "United Group"), to form a joint venture, to be named Excite Chello, which would combine UPC's chello broadband subsidiary with our assets and operations outside North America. We have agreed to invest approximately 100 million euros in this joint venture. Excite Chello will be equally owned and jointly controlled by Excite@Home and the United Group. We will account for our investment in Excite Chello under the equity method, and we will record our share of the net losses of the new joint venture, which will likely be higher than our share of net losses that we have taken to date on the joint ventures to be contributed. The expected higher losses are due to the accelerated expansion of international operations. Although intentions have been announced to publicly offer shares in Excite Chello at a future date, a number of factors may prevent the consummation of an initial public offering, including adverse changes in the financial markets, in general economic conditions, or in the operations of the new joint venture. Excite Chello will be a new business, and its ability to achieve revenue and subscriber growth targets is unproven. Excite Chello will face many of the same risks facing our company. In addition, Excite Chello faces specific risks related to providing broadband and narrowband services in foreign jurisdictions, including:

  . regulatory requirements, including the regulation of Internet access;

  . legal uncertainty regarding liability for information retrieved and replicated in foreign jurisdictions;

  . potential inability to use European customer information due to new
    European governmental regulations; and

  . lack of a developed cable infrastructure in many international markets.

   This transaction is not yet completed. The closing of this transaction is subject to several conditions, including regulatory approval, obtaining third party consents and contributions of joint venture interests and funds.

We may be liable for our links to third party web sites.

   We could be exposed to liability with respect to the third party web sites that may be accessible through our services. These claims may allege, among other things, that by linking to web sites operated by third parties, we may be liable for copyright or trademark infringement or other unauthorized actions by third parties through these web sites. Other claims may be based on errors or false or misleading information provided by our services. Our business could be harmed due to the cost of investigating and defending these claims, even to the extent these types of claims do not result in liability.

We may face potential liability from our advertising arrangements.

   Some of our advertising relationships provide that we may receive payments based on the amount of goods or services purchased by consumers clicking from our services to a seller's web site. These arrangements may expose us to legal risks and uncertainties, including potential liabilities to consumers of the advertised products and services. In other advertising relationships, we are compensated based on the number of times users view the advertisements on our web sites. These arrangements may expose us to legal claims based on the content of the advertisements or the association of the advertisement with specific web searches conducted by users. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed.

   Some of the liabilities that may result from these arrangements include:

  . claims that advertisements displayed on our web sites infringe third party intellectual property rights or are false, misleading or defamatory;

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

   We may incur substantial expenses in defending against third-party infringement claims regardless of the merit of the claims. In the event that there is a determination that we have infringed third-party proprietary rights, we could incur substantial monetary liability and be forced to make changes to the services and products we provide and the way that we provide them.

Our substantial leverage and debt service obligations may adversely affect our cash flow.

   We have substantial amounts of outstanding indebtedness, primarily from our convertible subordinated debentures due 2018 and our 4 3/4% convertible subordinated notes due 2006. We may be unable to generate cash sufficient to pay the principal of, interest on and other amounts in respect of our indebtedness when due. As of September 30, 2000, the total principal amount of our debt outstanding was $942 million. Our substantial leverage could have significant negative consequences, including:

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

We must manage our growth.

   Our growth and recent acquisitions have placed a significant strain on our managerial, operational, and financial resources. For example, we have grown from 570 employees at December 31, 1998 to more than 2,800 employees at September 30, 2000. In addition, we plan to continue to hire additional personnel. To manage our growth, we must continue to implement and improve our operational and financial systems and to expand, train and manage our employee base. Any failure to manage growth effectively could harm our business.

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

   New Internet privacy and other laws. There are currently few laws or regulations that specifically regulate communications or commerce on the Internet. However, laws and regulations may be adopted in the future that address issues such as user privacy, pricing, content and the characteristics and quality of products and services. For example:

  . the United States federal government and various state governments have proposed limitations on the collection and use of information regarding Internet users; and

  . a number of communications companies have petitioned the Federal
    Communications Commission to regulate Internet service providers and online service providers in a manner similar to long distance telephone carriers and to impose access fees on these companies, which could increase the cost of transmitting data over the Internet.

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

We could face liability for defamatory, indecent or infringing content provided on our services.

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

   Our future success depends on our ability to attract, retain and motivate highly skilled employees. Competition for employees in the Internet industry is intense, particularly in the Silicon Valley where our headquarters is located. Due to the recent decline in the trading price of our common stock, we may face challenges in attracting and retaining employees. Additionally, the exercise price of a significant portion of our equity awards such as stock options may be higher than the current trading price of our stock, and such stock options may not retain the incentive effect intended at the time of issuance. We may issue additional equity awards from time to time to retain employees and this may dilute existing stockholders. We may be unable to attract, assimilate or retain other highly qualified employees in the future. We have from time to time experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Recently, several members of our executive management team have resigned, and our Chief Executive Officer has announced his intention to resign this position. Although we have replaced most of these employees, the new employees have generally not had previous experience working with each other or other members of our executive management team. The risk of attracting and retaining qualified employees is compounded by the fact that we are controlled by AT&T, and therefore we may not have the same flexibility as a typical Silicon Valley company to pursue initiatives proposed by management. Furthermore, certain key employees possess marketing, technical and other expertise which is important to the operations of our business, and if these employees leave, we may not be able to replace them with employees possessing comparable skills.

Risks Related to Excite@Home's Broadband Services

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

If we cannot maintain the reliability, scalability and speed of our @Home broadband network, our relationships with our cable partners and customer demand for our broadband services will suffer.

   Due to the rapid deployment of our broadband services, the ability of our broadband network to connect and manage a very large number of subscribers at high transmission speeds is unknown. Therefore, we face risks related to our network's ability to be scaled up to accommodate increased subscriber levels while maintaining performance. Our network may be unable to achieve or maintain a high speed of data transmission, especially as the number of our subscribers increases. Because of our reliance on regional data centers and the cable infrastructure located in particular geographic areas to support our broadband services, our and our cable partners' infrastructures must also be able to accommodate increased subscribers in a particular area. If the existing infrastructure for a geographic area does not accommodate additional subscribers, network performance for an area could decline causing us to lose subscribers in that area, especially if a cable partner is unwilling to upgrade its infrastructure in that area.

   The satisfactory performance, reliability and availability of our network is critical to our ability to attract and retain large numbers of subscribers. In recent periods, the performance of the @Home network has deteriorated in some markets. For example, we recently suffered performance problems with our e-mail services. If we experience frequent or persistent degradation in system performance, our reputation and brand could be permanently harmed. Because our cable partners are generally not required to offer the @Home service, if this service does not meet the reliability levels that our cable partners seek, they may choose not to offer the service, or may offer it at a lower rate.

   We have been taking steps to increase the reliability and redundancy of our network. In addition, we are seeking to eliminate subscriber abuse of the @Home service, which has contributed to degradation in the performance of our network. Our failure to timely address these issues may result in disputes with our cable partners and reduced customer demand for our services.

If new "DOCSIS" compliant and self-installable cable modems are not deployed timely and successfully, our subscriber growth could be constrained.

   Currently, each of our subscribers must generally obtain a cable modem to access the @Home service. The North American cable industry has adopted interface standards known as DOCSIS for hardware and software to support the delivery of data services over the cable infrastructure utilizing compatible cable modems. We believe that our ability to meet our subscriber goals depends on the degree to which these cable modems become more widely available in channels such as personal computer manufacturers and retail outlets. In addition, these modems must be easy for consumers to install themselves, rather than requiring a customer service representative to perform the installation. At the same time, we must deploy systems that allow customers to self-provision the @Home service through online and other means to increase the attractiveness and usefulness of these modems. If these cable modems do not become more widely available quickly, if they cannot be installed easily by consumers, or if customers are not able to initiate the @Home service themselves, it would be difficult for us to attract large numbers of additional subscribers and our business would be harmed.

   Cable modem manufacturers have experienced, and may continue to experience, production and delivery problems with cable modem components that may restrict the number of modems available. For example, the supply of certain key components required in the manufacture of cable modems was severely constrained during the first half of 2000 when a key parts supplier experienced a factory fire. Cable modem manufacturers may also delay the production or delivery of cable modems for various economic or other reasons. Delays due to component shortages or other reasons could materially impact our subscriber growth on a quarterly basis or longer.

   Some of our cable partners have chosen to delay deployments of the @Home service until commercial availability of DOCSIS-compliant cable modems is widespread, among other reasons. Subscriber growth could be constrained and our business could be significantly harmed if our cable partners slow the deployment of the @Home service because they are not able to obtain a sufficient quantity of DOCSIS-compliant modems.

Our broadband business may be impacted by cable access proposals and other government regulation.

   Currently, our broadband services are not directly subject to regulations of the Federal Communications Commission or any other federal, state or local communications regulatory agency. However, there may be changes in the regulatory environment relating to the Internet, cable television or telecommunications markets. These changes could require regulatory compliance by us, impact our exclusivity arrangements or limit our ability to provide broadband services to our subscribers, and therefore could adversely affect our revenues and results of operations. Such possible government regulations include the following:

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

  . Local governmental proceedings. Some local jurisdictions, including
    Portland and Multnomah County, Oregon and Broward County, Florida, have attempted to impose third-party access requirements on AT&T and other cable companies operating in those communities. The United States Court of Appeals has decided in two of its circuits that cable broadband services are telecommunications services subject to regulation at the federal level. As a result, local and state jurisdictions in these two circuits are prevented from imposing third-party access or carriage requirements for cable broadband service. It is possible, however, that local jurisdictions in other circuits may try to impose similar requirements in the future. Since the circuit court decisions that have been made to date are not binding on other circuits, courts in other circuits could decide that their local jurisdictions have the right to impose third-party access requirements. In addition, local jurisdictions could try to impose similar requirements under various other legal theories.

  . Other litigation. In November 1999, a class action was filed alleging violations by us of the federal antitrust laws. Although it is too early to predict the outcome of this litigation, we could be forced to pay damages, allow other service providers to utilize our network, otherwise alter the way we do business or incur significant costs in defending this litigation. Any of these outcomes could harm our business. In addition, others could initiate litigation on similar legal theories in the future.

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

   The markets for consumer and business broadband services are extremely competitive, and we expect that competition will intensify in the future. Our most direct competitors for broadband services include the following:

  . Providers of cable-based Internet services. MediaOne Group, which was recently acquired by AT&T, and Time Warner Inc. have deployed high-speed Internet access services over their local cable networks through their own cable-based Internet service, Road Runner. We currently compete with Road Runner to establish distribution arrangements with cable system operators and we may compete for subscribers in the future if and when our cable partners cease to be subject to their exclusivity obligations. In addition, we compete with other providers of cable-based Internet services, such as ISP Channel, Inc. and High Speed Access Corporation.

  . Telecommunications providers. We compete with national long-distance and local exchange carriers that offer high-speed, Internet access services such as asymmetric digital subscriber line, known as DSL. Recently, these services have been offered in a number of areas and at lower prices than in the past. These advanced services are offered by a number of Internet service providers in conjunction with local exchange carriers, which may result in additional marketing, installation and customer service resources for DSL.

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

   The proposed merger between America Online and Time Warner Inc. creates uncertainties about which cable markets will be served by Road Runner on an exclusive or non-exclusive basis, and the merger may improve Road Runner's ability to negotiate distribution agreements with cable system operators. Additionally, our principal stockholder, AT&T, has a substantial ownership interest in Time Warner and Road Runner due to AT&T's recent acquisition of MediaOne. This relationship among America Online, AT&T, Time Warner and Road Runner creates further uncertainties about which cable markets we will be able to serve and under what terms. The proposed merger would also give America Online, the largest dial-up Internet service provider, the ability to utilize Road Runner's technology as a basis for leveraging its marketing and extensive subscriber base to compete for customers in our cable markets once our exclusivity agreements have expired. As a result, we may face intense long-term competition for customers in previously exclusive cable markets.

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

Risks Related to Our Relationships with Our Cable Partners

   The success of our business depends on our relationships with our cable partners. We have entered into new distribution agreements with AT&T, Comcast and Cox, and we also have distribution agreements with other cable partners. Additionally, we have agreed not to provide a variety of Internet services in the areas covered by our cable partners. Our agreements with our cable partners are complex and some of the risks associated with these relationships are set forth below. Please also refer to our proxy statement for our 2000 annual stockholders meeting for a further description of these agreements.

We depend on our cable partners to upgrade to the two-way cable infrastructure necessary to support the @Home service; the availability and timing of these upgrades are uncertain.

   Transmission of our broadband services depends on the availability of high-speed two-way hybrid fiber coaxial cable infrastructure. However, only a portion of existing cable plants in the United States and in some international markets have been upgraded to two-way hybrid fiber coaxial cable, and even less are capable of high-speed two-way transmission. As of September 30, 2000, approximately 50% of our North American cable partners' cable infrastructure was capable of delivering the @Home service. Our cable partners have announced and are implementing major infrastructure investments in order to deploy two-way hybrid fiber coaxial cable. However, these investments have placed a significant strain on the financial, managerial, operating and other resources of our cable partners, most of which are already highly leveraged. Therefore, these infrastructure investments have been, and we expect will continue to be, subject to change, delay or cancellation. Furthermore, because of consolidation in the cable television industry, as well as the sale or transfer of cable assets among cable television operators, many cable companies have delayed upgrading particular systems that they plan to sell or transfer. If these upgrades are not completed in a timely manner, our broadband services may not be available on a widespread basis and we may not be able to increase our subscriber base at the rate we anticipate. Although our commercial success depends on the successful and timely completion of these infrastructure upgrades, most of our cable partners are under no obligation to upgrade systems or to introduce, market or promote our broadband services. As has happened in the past, even if a cable partner upgrades its cable infrastructure, the upgraded infrastructure may not function properly, and therefore may cause a delay in the availability of our broadband services for particular areas. The failure of our cable partners to complete these upgrades in a timely and satisfactory manner, or at all, would prevent us from delivering broadband services and would significantly harm our business.

The letter agreement that we entered into with AT&T, Comcast and Cox on March 28, 2000 may subject us to legal risks.

   On May 26, 2000, a purported class action suit was initiated in the San Mateo County Superior Court by an alleged Excite@Home stockholder against Excite@Home, AT&T Corp., Comcast Corporation and Cox Communications, Inc., as well as each member of our board of directors. The complaint alleges that the defendants breached fiduciary duties to Excite@Home stockholders by approving or entering into, as applicable, the letter agreement among Excite@Home, AT&T, Comcast and Cox on March 28, 2000, and by agreeing to consummate the transactions contemplated by this agreement. In the complaint, the plaintiffs seek a court order nullifying the letter agreement, monetary damages, and a court order establishing a stockholders' committee comprised of unidentified class members to provide input regarding the transactions contemplated by the letter agreement. We believe this action is without merit, and intend to defend against this action vigorously. If the plaintiffs prevail, a court may not allow us to proceed under the terms of the letter agreement or we may have to pay damages, either of which could seriously harm our business.

Our cable partners may terminate the exclusivity obligations that prevent them from offering services that compete with our broadband services.

   Most of our cable partners are currently subject to exclusivity obligations that prohibit them from obtaining high-speed, greater than 128 kilobits per second, residential consumer Internet services from any source other than us. The current exclusivity obligations of our principal cable partners, AT&T, Comcast, Cox and Cablevision, expire on June 4, 2002, and may be terminated sooner under some circumstances, as follows:

  . under the March 28, 2000 letter agreement, Comcast or Cox may terminate their current exclusivity obligations to us, or their entire relationship with us, at any time on or after June 4, 2001 by providing six months' prior written notice, with the termination to become effective on the first June 4 or December 4 following this notice period, provided that they forfeit newly issued warrants to purchase shares of our Series A common stock;

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

  . Comcast or Cox may terminate all exclusivity obligations of our principal cable partners at any time if there is a change of control of TCI that results within 12 months in the incumbent TCI directors no longer constituting a majority of TCI's board. AT&T, TCI, Comcast and Cox have agreed, however, that AT&T's acquisition of TCI did not constitute a change of control under the terms of the original agreement; and

  . Comcast or Cox may terminate the exclusivity obligations of our principal cable partners as of June 4 of each year if AT&T and its affiliates do not meet specified subscriber penetration levels for the @Home service.

   In addition, Rogers Cablesystems Limited and Shaw Cablesystems Ltd. are subject to similar exclusivity obligations that extend into 2003, subject to early termination in limited circumstances.

   Under the letter agreement, Comcast and Cox were granted the right to sell their shares of our Series A common stock to AT&T for a minimum price of $48 a share at any time between January 1, 2001 and June 4, 2002. Without this put, if Comcast or Cox desired to sell the shares of our Series A common stock that they hold, they may not be able to find a buyer, or the market price that they could demand for the shares may drop, due to the large number of shares held by these cable partners. Therefore, the put rights could make it easier for Comcast or Cox to terminate their relationship with us should they choose to do so.

   Additionally, under the new agreements, once the current exclusivity obligations expire on June 4, 2002, AT&T, Comcast and Cox have agreed to use Excite@Home as their provider of platform and connectivity services used in delivering their high-speed Internet access services over their cable systems in the United States through June 4, 2008 with respect to AT&T, and through June 4, 2006 with respect to Comcast and Cox. However, these agreements do not prohibit these cable partners from offering consumers a choice to use other service providers after June 4, 2002, or sooner with respect to Comcast or Cox if they terminate their exclusivity obligations. Comcast or Cox may terminate this new agreement at any time by providing six months' prior written notice, with the termination to become effective on the first June 4 or December 4 following this notice period. If the exclusivity obligations of our cable partners or our letter agreement with these cable partners is terminated, our business could be harmed significantly and our stock price would likely suffer an immediate drop.

If our cable partners decide not to offer broadband services, if they decide to offer our broadband services at discount prices, or if they decide to offer their own broadband services in the future, our operating results will be harmed.

   Although our cable partners have agreed not to carry services that compete with our broadband services, they are generally under no affirmative obligation to offer any broadband services at all. Additionally, our cable partners are generally free to offer our broadband services at discount prices at their discretion. In particular, under our current agreement with AT&T, Comcast and Cox, AT&T is obligated to meet certain subscriber targets relative to Comcast and Cox, and this agreement places only limited restrictions on AT&T's freedom to price our broadband services lower to facilitate meeting these subscriber goals. Because our agreements with each of our cable partners provide that we will receive a percentage of the revenues that our cable partners receive from sales of our broadband services, if AT&T or our other cable partners offer our broadband services at discount prices, we will receive less revenue.

   In addition, Comcast, Cox or our other cable partners may determine in the future that they can provide broadband services themselves, rather than offering our services. Our letter agreement provides for an implementation plan that would, at the election of Comcast or Cox, require us to transfer certain subsystems and network elements to Comcast or Cox to enable them to offer certain subsystems of the @Home service themselves, in which event we would negotiate a new revenue split to reflect the expenses that are no longer incurred by us due to the transfer. The agreement also provides for an exit plan that would, in the event that either Comcast or Cox decides to terminate its relationship with us, require us to transfer to Comcast or Cox certain assets used by us in delivering our broadband services to them. In addition, the letter agreement provides that Comcast and Cox can terminate their exclusivity obligations with us after June 4, 2001 by giving proper notice. If Comcast or Cox, or other cable partners, attempt to offer broadband services similar to our own, we may no longer receive revenues from customers served by these companies, which could have a material impact on our business and operating results.

Our cable partners may currently offer services that compete with the @Home service, but we are prohibited from offering competing services.

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

   The rate at which we are able to obtain new subscribers depends not only on the degree to which our cable partners upgrade their cable systems but also on the level and effectiveness of the efforts of our cable partners to promote our services. Our cable partners have achieved different levels of subscriber penetration. In Canada, for example, where our cable partners have high levels of upgraded cable systems and faced early competition from other providers of high speed data services, we have relatively high levels of subscriber penetration (exceeding those in the United States). Among our principal United States cable partners, AT&T, Cox and Comcast are actively promoting our services and are beginning to increase their penetration rates. Cablevision, however, has deployed our service to only a small number of subscribers and continues to offer its own online service called Optimum Online to the majority of subscribers in cable systems deployed to date. We cannot predict the rate at which our cable partners will add new subscribers to our services. If our cable partners do not actively and effectively promote our services, we will not be able to reach the level of subscribers necessary to achieve a profitable business model.

We are controlled by AT&T, and our interests may not always align with AT&T's interests.

   AT&T controls approximately 74% of our voting power. Currently, six of our ten directors are directors, officers or employees of AT&T or its affiliates. AT&T currently owns all 86.6 million outstanding shares of our Series B common stock, each of which carries ten votes per share. This Series B common stock ownership gives AT&T the right to elect a majority of our board of directors. Therefore, we are subject to both board and stockholder voting control by AT&T. It is possible that AT&T's objectives will diverge from what our management considers to be our optimum strategy. On October 25, 2000, AT&T announced that it will restructure its operations into four separate companies and AT&T's interest in Excite@Home will be held by one of these companies. Excite@Home cannot predict what impact, if any, this restructuring may have on Excite@Home.

Warrants issued to our cable partners may result in additional dilution to our stockholders.

   We have entered into agreements with Cablevision, Rogers, Shaw and other cable partners under which we issued warrants to purchase shares of our Series A common stock. Under these agreements, warrants to purchase approximately 31.6 million shares of our Series A common stock at an average price of $2.27 per share were exercisable as of September 30, 2000.

   Under our new agreements with our principal cable partners, we granted warrants to AT&T, Comcast and Cox to purchase an aggregate of 72.2 million shares of our Series A common stock and 27.9 million shares of our Series B common stock, each at an exercise price of $29.54 per share. We may grant additional warrants in the future depending on increases in homes passed by cable systems owned by these cable partners. We will amortize the fair values of these warrants to operations over the respective terms of the new distribution agreements.

   To the extent that our cable partners become eligible to and exercise their warrants, our stockholders will experience substantial dilution. We also may issue additional stock, or warrants to purchase stock, at prices equal to or less than fair market value in connection with efforts to expand distribution of the @Home service.

Risks Related to Our Narrowband Services

Our narrowband services could lose users, advertisers and revenues to competitors.

   Our narrowband services compete with a number of companies both for users and advertisers and, therefore, for revenues. We expect this competition will intensify, particularly because there are few barriers to entry in this market. These competitors include:

  . Internet portal companies, such as Yahoo!;

  . online service providers such as America Online and Microsoft's MSN service;

  . large media companies such as CBS, NBC, Time Warner and USA Networks,
    Inc., which have announced initiatives to develop web services or partner with web companies; and

  . providers of a wide variety of online information, entertainment and community services such as services that are targeted to vertical markets or electronic commerce services.

   Many providers of Internet services have been entering into distribution arrangements, co-branding arrangements, content arrangements and other strategic partnering arrangements with ISPs, online service providers, providers of web browsers, operators of high-traffic web sites and other businesses in an attempt to increase traffic and page views, thereby making their web sites more attractive to advertisers, while also making it more difficult for consumers to link to other services. To the extent that our direct competitors or other web site operators are able to enter into successful strategic relationships, these competitors and web sites could experience increases in traffic and page views, or the traffic and page views on our narrowband services could remain constant or decline, either of which could harm our business by making these other web sites appear more attractive to advertisers.

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

   Our web sites on the Excite Network are currently hosted and operated on a computer network infrastructure separate from our broadband services. The Excite Network must accommodate a high volume of traffic and deliver frequently updated information. The web sites on the Excite Network have in the past, and may in the future, experience slower response times or other problems for a variety of reasons. We also depend on third party information providers to provide updated information and content for these services on a timely basis. The Excite Network could experience disruptions or interruption in service due to the failure or delay in the transmission or receipt of this information. In addition, the users of these Excite Network services depend on Internet service providers, online service providers and other web site operators for access to the Excite Network. Each of these parties has experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems. These types of occurrences could cause users to perceive the Excite Network as not functioning properly and therefore cause them to use other services.

We depend on several third-party relationships for users, advertisers and revenues.

   We depend on a number of third party relationships to provide users and content for the Excite Network, including agreements for links to our services to be placed on high-traffic web sites and agreements for third parties to provide content, games and e-mail for our web sites. We have no guarantees that we will recoup our investments in these agreements through additional users or advertising revenues, and we may have to pay penalties for terminating agreements early. Some of these third parties could become our competitors, or provide their services to our competitors, upon termination of such relationships. If these relationships are terminated and we are not able to replace them, we could lose users or advertisers.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

   The following discusses our exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates.

Interest Rate Sensitivity

Short-Term Investments

   We had short-term investments of $180.4 million as of September 30, 2000. These short-term investments consist predominantly of highly liquid debt instruments that are of high-quality investment grade and mature in one year or less. These investments are subject to interest rate risk in that their value will fall if market interest rates increase. A hypothetical increase of 10 percent in market interest rates from levels at September 30, 2000 would cause the fair value of these short-term investments to decline by an immaterial amount. Because we are not required to sell these investments before maturity, we have the ability to avoid realizing losses on these investments due to a sudden change in market interest rates. However, we could choose to sell these investments before maturity at a loss. Declines in interest rates over time will, however, reduce our interest income.

Outstanding Convertible Debt

   As of September 30, 2000, we had two issuances of long-term convertible debt outstanding. The outstanding balance of our convertible debentures issued in December 1998, net of unamortized original issue discount, was approximately $241.7 million as of September 30, 2000 and bears an effective interest rate of approximately 4%. Our convertible notes issued in December 1999 had an outstanding balance of $500 million as of September 30, 2000 and bear a fixed rate of interest of 4.75%. In certain circumstances, we may be required to redeem these debt instruments for our Series A common stock or cash. Because the interest rates on these debt instruments are fixed, a hypothetical 10 percent decrease in interest rates would not have a material impact on us. Increases in market interest rates could, however, increase the interest expense associated with future borrowings by us, if any. Changes in interest rates and the price of our stock also affect the market value of these securities. We do not hedge against interest rate increases.

Equity Price Risk

   We own shares of certain private and public companies. We generally value our investments in private companies at cost and write-down such investments when there is a permanent decline in value. We value our investments in public companies using the closing fair market value stated in the Wall Street Journal for the last day of each month. As a result, we reflected these investments in our consolidated balance sheet as of September 30, 2000 at $192.1 million as compared to $273 million as of December 31, 1999. We report unrealized gains and losses in stockholders' equity as "Accumulated Other Comprehensive Income". We do not hedge against equity price changes.

Foreign Currency Exchange Rate Risk

   Substantially all of our revenues are realized in U.S. dollars and are from customers in the United States. Therefore, our foreign currency exchange rate risk is primarily limited to funding commitments to our international joint ventures. Because the timing and amount of the required contributions is not predictable, we do not typically hedge against foreign currency exchange rate changes. However, we are required to contribute up to 100 million euros to Excite Chello after the closing of the transaction, and we have partially hedged the foreign currency risk of this commitment by purchasing a contract for the forward delivery of euros against the anticipated funding date.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

   Not applicable

ITEM 2. Changes in Securities and Use of Proceeds

Dilutive Effects of New Agreements with our Principal Cable Partners

   On March 28, 2000, we entered into new agreements with our principal cable partners. These agreements are described in our proxy statement for our 2000 annual meeting of stockholders. In addition to the amendment to our fifth amended and restated certificate of incorporation, which became effective on August 28, 2000, we have issued warrants to purchase approximately 100 million shares of our common stock to our principal cable partners and we have also issued approximately 55.8 million shares of our Series B common stock, each share of which entitles its holder to 10 votes, to AT&T in exchange for the surrender of an equal number of shares of Series A common stock. When considered together with the issuance of the warrants, AT&T holds approximately 25% of the total outstanding shares of our common stock and approximately 74% of our voting power, each on a fully-diluted basis.

Recent Sales of Unregistered Securities

   On March 28, 2000, we granted warrants to purchase approximately 100 million shares of our Series A common stock at an exercise price of $29.54 per share in connection with our new agreements with our principal cable partners. Upon the effectiveness of these agreements on August 28, 2000, the warrants held by AT&T were converted into warrants for approximately 27.9 million shares of Series A common stock and 27.9 million shares of Series B common stock. AT&T's warrants will become 100% vested and exercisable on June 4, 2002, subject to limited exceptions, and subject to volume limitations on disposition of the underlying shares at a rate of 16.67% per year. Warrants issued to Comcast and Cox will vest as to 1/6 of the total shares on June 4, 2001 and as to an additional 1/12 each nine months thereafter so long as the existing master distribution agreement, the letter agreement or superceding definitive agreements, as applicable, have been continuously in effect up to such date. These warrants were issued in private transactions that were exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act or Regulation D thereunder.

   On July 14, 2000, in connection with our acquisition of DataInsight, Inc., we issued approximately 0.7 million shares of our Series A common stock to the stockholders of DataInsight in a private transaction that was exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act or Regulation D thereunder.

   On July 14, 2000, in connection with our acquisition of Join Systems, Inc., we issued approximately 0.1 million shares of our Series A common stock to the stockholders of Join Systems in a private transaction that was exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act or Regulation D thereunder.

ITEM 3. Defaults Upon Senior Securities

   Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

   Not applicable.

ITEM 5. Other Information

   On July 10, 2000, Mark A. McEachen was named Executive Vice President and Chief Financial Officer, succeeding Kenneth A. Goldman in that capacity

   On September 19, 2000, George Bell announced plans to resign as our Chief Executive Officer once a replacement is found. Mr. Bell announced that he will maintain his position as Chairman of the Board at least through the end of 2001.

ITEM 6. Exhibits and Reports on Form 8-K

    (a) Exhibits. The exhibits listed in the accompanying exhibit index are filed as part of this report.

    (b) Current Reports on Form 8-K.

   None.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         At Home Corporation
                                         (Registrant)

Dated: November 14, 2000                By:       /s/ Mark A. McEachen
                                            ----------------------------------
                                                      Mark A. McEachen
                                                Executive Vice President and
                                                  Chief Financial Officer
                                               (Principal Financial Officer)

                                        By:       /s/ Manford Leonard
                                            ----------------------------------
                                                      Manford Leonard
                                                     Vice President and
                                                    Corporate Controller
                                               (Principal Accounting Officer)

                               Index to Exhibits

                                            Incorporated by Reference
                                        ----------------------------------  Filed
 Exhibit No.    Exhibit Description     Form File No.  Exhibit Filing Date Herewith
 -----------    -------------------     ---- --------- ------- ----------- --------
     3.01    Certificate of Amendment   S-8  333-44780  4.02    08/30/00
             of Fifth Amended and
             Restated Certificate of
             Incorporation, filed
             with the Delaware
             Secretary of State on
             August 28, 2000.
     3.02    The Registrant's Third     S-3  333-43156  4.03    09/25/00
             Amended and Restated
             Bylaws, effective as of
             August 28, 2000.
    10.01    Form of Executive                                                 X
             Retention and Severance
             Agreement, dated
             September 7, 2000,
             between the Registrant
             and George Bell, Mark
             McEachen, Mark Stevens,
             Byron Smith, and Mark
             O'Leary*
    10.02    Offer Letter, dated June                                          X
             29, 2000, between the
             Registrant and Mark
             McEachen.*
    10.03    Letter Agreement, dated                                           X
             September 18, 2000,
             between the Registrant
             and George Bell.*
    10.04    Loan and Security                                                 X
             Agreement, dated August
             17, 2000, between the
             Registrant, Mark
             McEachen and Joanne
             McEachen.*
    10.05    Loan and Security                                                 X
             Agreement, dated July
             28, 2000, between the
             Registrant, Byron Smith
             and Beth Smith.*
    27.01    Financial Data Schedule                                           X
             for nine months ended
             September 30, 2000
             (EDGAR version only).

--------
* Management contracts or compensatory plans required to be filed as an exhibit to this quarterly report.