Form 10-Q/A
period 2000-09-30
AT HOME CORP
filed 2000-11-17
CIK 1020620

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

                                                                    AS OF
                                                              October 31, 2000
   Number of shares of Series A Common Stock outstanding:        317,608,496
   Number of shares of Series B Common Stock outstanding:        86,595,578

================================================================================

                              AT HOME CORPORATION
                        QUARTERY REPORT ON FORM 10-Q/A
                   FOR THE QUARTER ENDED SEPTEMBER 30, 2000


                               EXPLANATORY NOTE


  The purpose of this Form 10-Q/A is to file an additional exhibit with the Registrant's Form 10-Q for the three months ended September 30, 2000, which was originally filed with the Securities and Exchange Commission on November 14, 2000.



PART II.  OTHER INFORMATION


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

                                    AT HOME CORPORATION
                                    (Registrant)



Date:  November 17, 2000            By:  /s/ Mark A. McEachen
                                         ----------------------------
                                             Mark A. McEachen
                                         Executive Vice President and
                                         Chief Financial Officer
                                         (Principal Financial Officer)



                                         /s/ Manford Leonard
                                         ----------------------------
                                             Manford Leonard
                                         Vice President and Corporate Controller
                                         (Principal Accounting Officer)

                               INDEX TO EXHIBITS

                                                                                           Incorporated by Reference
 Exhibit                                                                                   -------------------------          Filed
  Number                              Exhibit Description                        Form    File No.   Exhibit   Filing Date   Herewith
 -------                              -------------------                        ----    --------   -------   -----------   --------
   2.01     Agreement and Plan of Merger, dated August 30, 2000, among At Home   S-4/A      333-     2.01       11/3/00
            Corporation, Pogo.com Inc., Pogo Acquisition Corp. and Erick                   47958
            Hachenburg, as the stockholder agent.
   2.02     Master Transaction Agreement, dated July 18, 2000, among the                                                       X
            Registrant, United Pan-Europe Communications N.V. and
            UnitedGlobalCom, Inc.*
   3.01     Certificate of Amendment of the Registrant's Fifth Amended and       S-8        333-     4.02       08/30/00
            Restated Certificate of Incorporation, filed with the Delaware                 44780
            Secretary of State on August 28, 2000.
   3.02     The Registrant's Third Amended and Restated Bylaws, effective        S-3        333-     4.03       09/25/00
            as of August 28, 2000.                                                         43156
  10.01     Form of Executive Retention and Severance Agreement dated            10-Q               10.01       11/14/00
            September 7, 2000, between the Registrant and each of
            George Bell, Mark McEachen, Mark Stevens, Byron Smith
            and Mark O'Leary.**
  10.02     Offer Letter, dated June 29, 2000, between the Registrant            10-Q               10.02       11/14/00
            and Mark McEachen.**
  10.03     Letter Agreement, dated September 18, 2000, between the              10-Q               10.03       11/14/00
            Registrant and George Bell.**
  10.04     Loan and Security Agreement, dated August 17, 2000, between the      10-Q               10.04       11/14/00
            Registrant, Mark McEachen and Joanne McEachen.**
  10.05     Loan and Security Agreement, dated July 28, 2000, between the        10-Q               10.05       11/14/00
            Registrant, Byron Smith and Beth Smith. **
  27.01     Financial Data Schedule for nine months ended September 30, 2000     10-Q               27.01       11/14/00
            (EDGAR version only).

* Confidential treatment has been requested with respect to certain information contained in this document. Confidential portions have been omitted from this public filing and have been filed separately with the Securities and Exchange Commission.

** Management contracts or compensatory plans required to be filed as an exhibit to this quarterly report.