Form 10-K
period 2000-12-31
AT HOME CORP
filed 2001-04-02
CIK 1020620

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

                               ----------------

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 2000

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

                                                         As of February 28, 2001
                                                         -----------------------
Aggregate market value of the voting stock held by non-
 affiliates of the Registrant based on the closing bid
 price per share as reported on the Nasdaq Stock Market
 on such date(/1/):....................................      $1,436,569,457
Number of shares of Series A Common Stock
 outstanding:..........................................         320,611,837
Number of shares of Series B Common Stock
 outstanding:..........................................          86,595,578

- --------
(/1/Shares)of common stock held by each executive officer and director and by each person or entity that owns 10% or more of the outstanding common stock have been excluded in that such persons or entities may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's proxy statement for the 2000 annual meeting of stockholders are incorporated by reference into Part III of this annual report where indicated.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                              AT HOME CORPORATION

                        2000 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----
                                      PART I

 Item 1.  Business......................................................    3
 Item 2.  Properties....................................................   31
 Item 3.  Legal Proceedings.............................................   31
 Item 4.  Submission of Matters to a Vote of Security Holders...........   32

                                      PART II

 Item 5.  Market for Registrant's Common Equity and Related Stockholder
          Matters.......................................................   33
 Item 6.  Selected Financial Data.......................................   34
 Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................   35
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk....   57
 Item 8.  Financial Statements and Supplementary Data...................   58
 Item 9.  Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure......................................   96

                                     PART III

 Item 10. Directors and Executive Officers of the Registrant............   96
 Item 11. Executive Compensation........................................   96
 Item 12. Security Ownership of Certain Beneficial Owners and
          Management....................................................   96
 Item 13. Certain Relationships and Related Transactions................   96

                                      PART IV

 Item 14. Exhibits, Financial Statements, Financial Statement Schedule
          and Reports on Form 8-K.......................................   97

 Signatures.............................................................. 102

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

   Throughout this annual report, you will find statements about events or circumstances that have not yet occurred, such as statements regarding our plans, objectives, expectations and intentions, which are "forward-looking" statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. In some cases, you can identify these statements by words such as "may," "might," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue," and other similar terms. These forward-looking statements may include, among other things, projections of our future financial performance, our anticipated growth and anticipated trends in our businesses. These statements are only predictions, based on our current expectations about future events. We cannot guarantee future results, performance or achievements or that predictions or current expectations will be accurate. These forward-looking statements involve risks and uncertainties, and our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements on the basis of several factors, including those that we discuss under the section entitled "Risk Factors" beginning on page 14. We encourage you to read that section carefully. These forward-looking statements speak only as of the date of this annual report, and we will not necessarily update information in this annual report if any forward-looking statement later turns out to be inaccurate.

                                     PART I

Item 1. Business

Overview

   At Home Corporation, or Excite@Home, is the leader in broadband network services. Excite@Home's broadband network interconnects with the networks of cable companies worldwide, delivering high-speed data and Internet services, including our Excite-branded content, to over three million subscribers who access the network via cable modems. Our network also serves more than 10,000 small and medium-sized enterprises and many of the largest content delivery networks. The @Home service is a broadband Internet service that we deliver, with the assistance of our cable partners, to consumers via the hybrid fiber-coaxial cable infrastructure. The @Home service enables subscribers to access Internet content and services, including our proprietary multimedia programming, at speeds many times faster than typical dial-up connections. The service is "always on," meaning that users do not have to go through dial-up procedures and do not experience busy signals. The foundation of the @Home service is our scalable, distributed, intelligent private network, which we have designed to avoid bottlenecks frequently encountered on the public Internet. Our network design facilitates end-to-end network management, provides for a high level of security and stores data close to the user in order to minimize the need to retrieve data from the public Internet. Our cable partners include AT&T, Comcast, Cox, Rogers, Shaw and many others. Through our cable partners' networks, we had access to approximately 74 million homes worldwide as of December 31, 2000. Of these homes, approximately 38 million were served by upgraded, two-way cable infrastructure capable of carrying our broadband service.

   Our primary content offering is the Excite Network, an Internet portal providing users a broad array of information in categories such as news, finance and entertainment, as well as services such as search, e-mail, chat, voice mail and address books. Excite customers can create a personalized My Excite Start Page that allows them to specify the content and the layout of the information that they see each time they visit Excite. In March 2000, we launched @Home 2000, which extends the benefits of our personalized Excite content to our broadband subscribers, combining Excite information with a customized browser and the rich multimedia content made possible by broadband connectivity.

   Our objective is to be the world's leading provider of broadband services. We believe that broadband connections will become the principal means of Internet access, and we have invested in technology and developed expertise that we believe position us as the operator of the leading broadband network in the world. We intend to utilize our network investment to generate revenue from residential and commercial network services and content services that generate advertising and subscription revenue through premium services. Currently, our four primary revenue-generating business segments are:

   Consumer Access. We collect a share of subscription revenues paid to our cable partners for broadband connectivity to the Internet. We intend to continue to grow this revenue stream through the further deployment of our @Home service to new markets, as well as increasing penetration in existing markets.

   Commercial Services. We provide Internet connectivity services under the @Work brand for small and medium-sized businesses via cable and high-speed telecommunications circuits, as well as very high-speed connectivity services for content providers and content distributors seeking more direct access to our residential broadband subscribers. We also provide private-label web-hosting services for small businesses as well as e-commerce development services. We intend to continue the growth of this revenue stream through further deployment of our @Work services, including the development of new services enabling other Internet service providers to serve customers using broadband connections. We are discontinuing some of our hosting and e-commerce activities, which we provided primarily as a result of our acquisition of iMALL in October 1999.

   Media/Advertising Services. We sell advertising on our broadband content service and our Excite web portal, and offer targeted online advertising and database marketing services through our MatchLogic subsidiary. We intend to grow these revenues by building our broadband subscriber base, thereby increasing the size of the audience for broadband advertising, and by developing new forms of advertising that leverage the capabilities of broadband. MatchLogic continues to develop innovative ways to collect and use, with strict attention to privacy, online usage data and e-mail profiles, and to offer these services to an expanding list of marketers.

   International Services. We provide broadband access and content services for the international Internet community. We intend to grow this revenue stream through expansion of our broadband distribution footprint to new cable partners and additional countries, and through increasing the penetration of our service in markets already launched. We will also seek to grow our advertising revenues by maximizing traffic growth on our international versions of the Excite portal.

Corporate History

   We were incorporated in Delaware in March 1995. From our inception to the time we launched the @Home service in September 1996, we designed and built our backbone network and our network operations center, deployed regional data centers and headend equipment to integrate our network with the networks of our cable partners, and developed customized software to allow our customers to use the @Home service. In June 1996, we entered into a master distribution agreement with TCI (now AT&T), Comcast and Cox. Our initial public offering was in July 1997. In May 1999, we acquired Excite, and since then we have acquired several other companies, such as Bluemountain.com, which have enabled us to expand our content and service offerings. In March 2000, we extended our distribution agreement with AT&T, Comcast and Cox, and we launched @Home 2000, which marked the integration of Excite's personalized content with our broadband service.

Products and Services

Consumer Access

   The @Home service is a broadband Internet service that we deliver, with the assistance of our cable partners, to consumers through our cable partners' networks. These cable operators upgrade their hybrid fiber-coaxial, or HFC, cable infrastructure to two-way data transmission in order to deliver our services. By connecting via a cable modem to the @Home broadband network through the local cable infrastructure, @Home subscribers can achieve peak data transmission speeds of 2 to 5 megabits-per-second. This higher transmission rate enables multimedia applications such as audio and video, rich-media advertising and multi-player games. The @Home 2000 service combines Excite-branded national content programmed by us with content sourced locally by our cable partners. The @Home service also provides easy access to the Internet and other online services and includes standard Internet service provider functionality, such as web page hosting for subscribers, multiple e-mail accounts and remote access.

   As of December 31, 2000, we had contracts with cable companies whose systems included approximately 74 million homes worldwide, of which approximately 59 million homes in over 200 markets were in North America, and we had approximately three million subscribers worldwide. Our cable partners in North America include AT&T, Comcast, Cox, Cablevision, Rogers, Shaw, Charter, Cogeco, Insight, MidContinent, Videon, MediaCom, Adelphia and smaller cable partners served by @Home Solutions, a joint venture between Excite@Home, Cisco, General Instrument and Motorola. We are working with our cable partners, technology partners and distributors to make the @Home service available throughout our global footprint of 74 million homes, and to make the service easier to buy and install so that it becomes a mass-marketable product. As of December 31, 2000, approximately 38 million homes were served by our upgraded, two-way cable infrastructure capable of carrying the @Home service.

   Our cable partners are the primary distributors of the @Home service. These cable partners install the service at prices generally ranging from $75 to $150, though installation fees are frequently waived or discounted by the cable partner as promotional incentives. Generally, our cable partners offer the service at a flat monthly fee of approximately $40, which typically includes a cable modem provided by the cable partner. We believe that the average price charged for the service will decrease as self-installable DOCSIS cable modems become more widely available through retailers or through original equipment manufacturers, which we believe will reduce the need for cable companies to provide cable modems. Under current arrangements with our cable partners in the United States, we receive 35% of both the basic monthly fees and the fees for premium services, such as Internet access across multiple personal computers in the home. Our partners retain the remaining 65% as well as any fees charged for installation. In Canada, we receive approximately 20% of the monthly subscription fees billed by our Canadian partners, who are responsible for various costs not borne by our cable partners in the United States. These include the costs of providing additional customer support, data transport within Canada, and national marketing and content programming. In November 2000, we launched our first complete self-installation kit in conjunction with Comcast, making the Comcast@Home service available to consumers through retailers including Radio Shack and Circuit City. The kit includes all the hardware needed to install a cable modem in the home, plus a software package that completely configures the customer's computer and guides the customer through the physical connections needed to activate the service.

   In the United States, our agreements with AT&T, Comcast, Cox and Cablevision provide that we will be the exclusive provider of broadband residential Internet services over these partners' cable systems through June 4, 2002. In March 2000, we entered into non-exclusive agreements to be the provider of broadband cable Internet services to Comcast and Cox through June 4, 2006 and to AT&T through June 4, 2008. Comcast and Cox each may terminate their relationship with us under these agreements by providing notice to us on or after June 4, 2001, and these agreements are subject to other conditions and exceptions. Our exclusive arrangements with other cable partners in the United States expire on various dates between 2002 and 2005. In Canada, our cable partners have agreed to market and promote the @Home service on an exclusive basis into 2003. Upon the expiration of these exclusivity obligations, our cable partners may contract with other companies to offer some or all of the broadband Internet services that we currently provide, or they may attempt to provide their own broadband Internet services. We believe that our network assets and expertise position us to compete effectively in this environment. Please see "Risk Factors--Risks Related to Our Broadband Business."

Commercial Services

   We leverage our network investment to provide broadband services to commercial customers through our @Work division. @Work served approximately 10,200 business customers at December 31, 2000. The vast majority of these customers were small and medium-sized enterprises receiving high-speed Internet access and related services over a variety of last-mile connections including cable and telecommunications circuits such as T1 lines. Our primary distribution partner for cable-based commercial services is Cox. We receive a share of commercial subscription revenues in the same fashion as in our residential business. Our primary supplier of T1 connectivity is AT&T Local Services (formerly TCG). We have sourced digital subscriber line, or DSL, connectivity in the past through Northpoint. Although we are transitioning our current DSL customers to other products such as T1 lines due to the dissolution of Northpoint, we may start adding DSL customers again in the future if the economics of doing so become attractive to us.

   A second major category of commercial services is connectivity for content delivery networks, or CDNs, whose business proposition is to deliver client content to end users with minimal latency and high reliability. CDN distributors determined that bypassing their existing carriers and connecting directly to our network eliminates excess connections and avoids potential bottlenecks, facilitating a superior presentation of their content. Additionally, since our residential broadband subscribers consume large volumes of data, they represent a significant audience for content distributed by CDNs. CDNs utilize very high-speed connections such as OC-3 and OC-12 circuits to connect directly to our backbone, and pay us according to the volume of traffic that we deliver for them to our subscribers. At December 31, 2000, @Work had contracts with six content distributors including Akamai, iBeam, Streaming Media, Digital Island, Microcast and Net36.

   @Work is also now offering connectivity directly to content providers. For example, WebUseNet, a major provider of Internet news groups, purchases direct connectivity to our network. In February 2001, we announced an agreement with AT&T under which AT&T and we will co-market our connectivity services to content providers and AT&T will pay us for traffic delivered to our broadband subscribers. In addition, together with AT&T we will offer multi-homing services, giving Internet access customers connectivity to the Internet backbones of both AT&T and Excite@Home for increased backbone reliability.

Media/Advertising Services

   We generate media/advertising revenues from advertising and e-commerce activities on our Excite Network properties and through the sale of online marketing services through our MatchLogic subsidiary.

Excite Network

   The Excite Network is a global Internet media network offering Internet navigation services with extensive personalization capabilities and specialized services such as e-greetings and digital photo sharing. The Excite Network is consistently ranked by leading Internet traffic rating firms among the top five visited web properties on the Internet. The Excite Network consists of a suite of specialized information services, organized under easily accessible topical channels that combine proprietary search technology, aggregated content from third parties, bulletin boards, chat communications and information management services such as online address books and calendars, voice chat, voice mail and Bluemountain online greeting cards. Excite content and services are available to all web users through our Internet sites.

   We offer the content and features of the Excite Network to our broadband subscribers through the Excite broadband portal, which is the default start page for subscribers of the @Home service. Our broadband portal combines the content and personalization capabilities of our Excite portal with a richer, more graphical interface as well as content available exclusively for broadband users such as downloadable video clips.

   @Home 2000 provides our broadband users with integrated access to customers' personalized national and local content and utilities such as e-mail and search. Broadband content has been integrated on the new Excite portal and includes such features as news clips, short animation films and links to broadband content on the Web. Additional enhancements provided with the broadband service include multiple e-mail accounts, 70 megabytes of personal storage space, online help utilizing video tutorials and support for personal home networks of up to five web-enabled computers or devices.

   Key features of the Excite Network designed to increase user loyalty and time spent on the network include:

   Personalization. The Excite Network delivers a customized Internet experience for users by allowing them to personalize their home page Internet interface and choose the information they want delivered. Users can design their own My Excite Start Page, creating a personal profile which selects and automatically updates information of interest such as personalized stock quotes, news stories, sports scores, horoscopes, local and national weather, television listings and special reminders. We believe this engenders user loyalty, increases switching costs, generates behavioral data and provides an access channel for targeted advertising.

   Excite Search. We maintain an extensive index of Internet documents, which we refresh automatically on a regular basis. Our search technology allows consumers to search the Internet in multiple ways. Excite Search also permits users to search news articles, Usenet newsgroups and the Excite Travel index.

   Excite Communications and Information Management Services. In order to increase the utility of the Excite portal, we have developed a set of services designed to help customers manage personal information and communicate with friends and family. Information management services include the Excite Planner, an online address book, calendar and task list, and Excite Assistant, a desktop window providing an Excite customer access to the most relevant information in his or her account without the need for a browser window.

   Excite Content and Communities. The channels-based format of the Excite Network provides consumers with an intuitive interface that reflects the way they navigate through other forms of media, such as television. By combining existing services with specialized information and services from leading content providers, the Excite Network provides channel-specific content including topical news, links to related web sites, products and services and directories. Examples of these specialty services include the Excite Shopping Channel, Excite Auctions, Excite Communities, Excite Boards and Excite Chat.

   Featured Sites. As part of our strategy to offer enhanced content and services, develop capabilities suited to broadband and expand our narrowband reach, in 1999 we acquired Bluemountain.com, a leading provider of online greeting card services, and Webshots, the leading photo-download site on the web. Bluemountain users sent 139 million electronic cards in the fourth quarter of 2000, while Webshots users downloaded 340 million photos during the quarter. Both properties served to expand our reach, a key criteria for the advertising community. We also implemented programs to monetize these sites through e-commerce and sponsorship programs. For Bluemountain, we partner with national merchants such as Martha Stewart, 1-800-FLOWERS, Disney and eVineyards to offer the capability to send gifts along with electronic greeting cards. The popularity of Webshots allows us to sell sponsorship positions on the site. For example, BMW has sponsored a gallery of photos.

Advertising Services

   A variety of programs allow advertisers to tailor packages to their specific needs. For broad reach promotions, mass-market placements deliver general rotation banner advertisements throughout the Excite Network but do not have any particular market segmentation. Banner advertising programs can also be designed to target various market segments. Targeted advertising can also address an audience with a specific content interest on one of our services. On the @Home broadband service, we also sell advertising through several formats, including half-banners and the "B*box", a broadband audio/video advertising space. With the B*box, advertisers can broaden their creative presentation using video clips, audio and animation. We also sell advertising placements and links outside of the space normally reserved for banner advertisements. These arrangements are known as sponsorships because they typically involve the placement of an advertisement or link in a topical channel as though the advertiser was sponsoring the content on a specific page.

MatchLogic Targeted Marketing Services.

   Our MatchLogic subsidiary provides targeted ad serving, targeted e-mail marketing, campaign management and e-commerce customer relationship management services. MatchLogic maintains a database of consumer demographic, purchasing and other data relevant to marketers. Using MatchLogic's targeting services, advertisers or advertising agencies can deliver ads based on a user's particular demographic traits, geographic location, connection capabilities and/or keyword and virtual keyword data input. MatchLogic serves ad campaigns simultaneously to multiple web sites in the form of banner advertisement and to e-mail audiences via targeted e-mail messages. MatchLogic measures results immediately, produces consolidated results reports on the success of the entire campaign and analyzes these results to enable advertisers to quickly assess the effectiveness of the campaign. MatchLogic can dynamically adjust campaigns in order to maximize the effectiveness of the advertiser's investment.

International

   We have formed joint ventures with cable operators in Japan, Australia and the Benelux region to deliver broadband services to residential customers. Our cable partners include Jupiter Communications and Sumitomo in Japan, Cable & Wireless Optus in Australia and Essent, Maastricht, Telenet and Tele-Columbus in the Benelux countries. These international joint ventures perform similar services to that performed by Excite@Home in North America and share subscription revenues with the in-country cable partners, some of which are co-owners in the joint ventures with us. Excite@Home provides technical expertise and other support to the joint ventures. Our broadband joint ventures had 286,000 subscribers as of December 31, 2000. Of our 15 million homes under contract overseas, approximately 5.7 million were upgraded and marketable as of year-end.

   We operate fourteen versions of the Excite portal outside of North America. Several of these are joint ventures, while others are wholly-owned through our Excite Europe subsidiary. In December 2000, international versions of Excite generated 30 million average daily page views.

   The following is a list of our joint ventures outside of North America as of December 31, 2000:

                          Excite@Home                               Homes     Countries of
  Name of Joint Venture    Ownership%  Joint Venture Partners      Passed      Operation
  ---------------------   ----------- ------------------------   ----------- --------------
 At Home Japan Limited         43%    Jupiter                    6.7 million Japan
                                      Telecommunications Co.,
                                      Ltd.; Sumitomo
                                      Corporation
 Excite@Home Australia,        50%    Optus Vision Pty Limited   2.2 million Australia
  Pty.
 At Home Benelux               15%    Intel Corporation; EDON    6.2 million Belgium;
                                      Beheer B.V.; Essent                    Netherlands
                                      Kabelcom
 Excite Italia B.V.            50%    Telecom Italia S.p.A.          n/a     Italy
 Excite UK Limited             58%    BT Holdings Limited            n/a     United Kingdom
 Excite Japan Co., Ltd.      66.6%    Itochu Corporation;            n/a     Japan
                                      Itochu Techno-Science
                                      Corporation; Dai Nippon
                                      Printing

Network

   The foundation of the @Home service is our scalable, distributed, private network, which avoids bottlenecks frequently encountered on the public Internet. Elements of this network include a national, optical-fiber Internet protocol backbone, regional data centers, local caching servers and a national network operations center. Our network design facilitates end-to-end network management, provides for a high level of security and stores data close to the user in order to minimize the need to retrieve data from the public Internet.

Network Strategy

   Residential subscribers access our broadband services primarily through high-speed cable modems, which attach to their personal computers via a standard Ethernet connection, while businesses can also connect through telecommunications networks. The four key principles of our network strategy are nationwide coverage, end-to-end network management, scalability and moving data closer to the user:

   Nationwide Coverage. The original concept for our network was to build, maintain and upgrade a national network with uniform standards. This approach facilitates expansion of our cable partners' systems, positions the company to foster new relationships with broadband service providers such as cable operators, and allows the company to benefit from economies of scale.

   End-to-End Network Management. The @Home broadband network architecture allows us to monitor our network all the way to the subscriber's home. Because the @Home broadband network is centrally managed, we can identify and enhance network quality, service and performance, or address issues before they affect the user experience.

   Scalability. The @Home service is designed to be scalable to handle increasing numbers of subscribers without degradation. As subscriber penetration increases, the cable operator has cost-effective solutions to increase capacity. One approach is to reduce the number of subscribers sharing a given node. Increasing the number of nodes effectively allocates more bandwidth to the designated subscriber area. The nodes connect to a cable modem termination system (CMTS). When the available ports for nodes are filled, the operator can next allocate an additional 6MHz channel for the @Home service, thereby opening up a new CMTS and scaling the system to handle more traffic.

   Moving Data Closer to the User. The @Home broadband network utilizes caching and replication technologies to store information closer to users. These techniques recognize a fundamental weakness of the Internet, namely duplicative data transfers. By caching a given data file in a local server the first time it is requested by a user, we enable that same file to be delivered to the next user to request it without once again retrieving it from the public Internet. This reduces traffic on our backbone and reduces download time for subscribers.

Network Components

   The primary components of the @Home broadband network are a high-speed private national backbone, regional data centers, regional networks, headends where caching servers are located, network connections, cable modems, network operations centers and customer support operations.

   Private National Backbone. We operate our own private national backbone, which consists of two dedicated OC-48 private-line circuits under a 20-year agreement with AT&T. This nationwide Internet protocol network can be upgraded to higher levels of capacity as demand requires. These circuits connect our regional data centers and regional networks with content providers and the Internet. This backbone can be viewed as a high-speed "parallel Internet" that connects via our routers to the Internet at multiple network access points with "Tier-One" peering status, which permits us to exchange Internet traffic with other nationwide Internet service providers. We have private peering arrangements with most major Internet backbone providers, enabling both faster and less expensive data transfers than possible through use of public access points.

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

   Headends. The cable system headends are connected to each regional data center through the regional network. In order to move data as close to the subscriber as possible and to avoid repetitive transmission of data, the headends employ high-performance caching servers that locally store frequently accessed content, thereby greatly reducing the amount of data transmission and corresponding transport costs in higher layers of the network. In addition, local caching servers can compile far more comprehensive usage data than is normally attainable on the Internet, which can be used for network troubleshooting, tuning performance and tailoring the @Home service.

   Network Connections. The last leg of the network connection is from the headend to the consumer over a cable operator's cable system. Fiber optic lines carry the signal from the headend out to cable nodes in each neighborhood, which in turn connect through traditional coaxial cable to the home. These fiber optic nodes typically service from 300 to 2,000 homes in a relatively modern cable system. In such a system, each television channel requires 6 MHz of the 450-750 MHz of total system capacity. Downstream transmission of the @Home service utilizes one or more 6 MHz channels. Upstream transmission, however, utilizes a frequency range not used for traditional broadcast by cable systems. This range is more prone to interference than downstream channels, which effectively limits the peak upstream transmission speed.

   Cable Modems. In the home, a cable modem connects to the cable television coaxial wiring and attaches to the user's personal computer via standard Ethernet connections. The data transmission speed of a cable modem depends on the specific model and can range from 10 to 27 megabits-per-second downstream and 0.7 to 10 megabits-per-second upstream. The actual performance that subscribers experience is often constrained by the capacity of their personal computers, the capacity of the server being accessed and the type of network architecture utilized. As a result, downstream transmission speeds are generally limited to 2 to 5 megabits-per-second. In addition, in some markets, we have limited users' upstream bandwidth in order to prevent abuse of our system by users, and we expect to continue to limit upstream bandwidth in additional portions of our network. The North American cable industry has adopted DOCSIS to support the delivery of data services utilizing interoperable cable modems.

   Network Operations Centers. We provide end-to-end network management through our network operations centers, located in Redwood City and Toronto. The network operations centers use advanced network management tools and systems to monitor the network infrastructure on a 24-hours a day, 7-days a week basis, enhancing our ability to address performance bottlenecks before they affect the user experience. From the network operations centers, we can manage the @Home broadband network from end-to-end, including the backbone, regional data centers, regional networks, headend facilities, servers and other components of the network infrastructure all the way to the user's home.

   Customer Support Operations. Our customer care organization provides a variety of support functions for our cable partners and their customers, @Home customers and Excite users. These services generally are available 24-hours a day, 7-days a week. This organization is also responsible for the Help and Member Services areas within the @Home broadband services.

   There are two levels of support provided to our @Home broadband customers. When customers need help with their @Home broadband service, they contact the Tier 1 customer support organization, typically managed by the cable partner in their area. Customers needing assistance beyond the capability of the cable partner Tier 1 organization are transferred to the @Home Tier 2 customer support team. The Tier 2 team provides computer and network technical support to resolve customers' problems. The Tier 2 team employs a variety of experts familiar with the @Home network, including technical support representatives, lead technicians and product specialists. We also provide Tier 1 customer support services for some of the smaller cable partners that do not have the scale to provide Tier 1 customer support. Typically, our Tier 1 customer support representatives help customers with issues such as ordering the service, billing questions, password inquiries, simple browser functionality and simple use of the Internet.

   For further important information about our network, please see "Risk Factors--Risks Related to Our Broadband Business."

Sales and Marketing

   We have a direct sales organization with professionals located in Chicago, Dallas, Detroit, Los Angeles, New York, Boston, Denver, Philadelphia and San Francisco. This direct sales force sells to advertisers and advertising agencies and is responsible for selling advertising and sponsorships on the Excite Network and the @Home broadband service.

   We currently rely primarily on our cable partners to sell the @Home service. Our cable partners conduct local and regional advertising and marketing campaigns targeted to geographic areas in which the service is available. These activities include bill inserts and local television advertising, among others.

   A key initiative for our cable partners and us is to make the @Home service available through retail stores such as electronics and office supplies stores. We have agreements with electronics retailers including Radio Shack, Circuit City, CompUSA and The Good Guys! and with office products retailers including Office Depot, Staples and OfficeMax, to offer demonstrations of the @Home service and in some locations to offer the @Home pre-installation kit. This allows potential customers to try the service and contact their cable company to schedule an installation appointment or to purchase the self-install kit and cable modem and perform the installation themselves.

Competition

Broadband

   The markets for consumer and business broadband access and Internet services are extremely competitive, and we expect that competition will intensify in the future. Our most direct competitors for broadband services include the following:

   Providers of cable-based Internet services. AOL Time Warner and the former Media One Group, which was acquired by AT&T in June 2000, have deployed high-speed Internet access services over their local cable networks through their own cable-based Internet service, Road Runner. Although Road Runner is scheduled to be dissolved in 2001, AOL Time Warner will retain substantial Road Runner assets and is expected to launch its own broadband service. We do not compete directly with Road Runner for broadband customers since the cable networks of our cable partners do not generally overlap with those of AOL Time Warner. However, we do compete with Road Runner, and expect in the future to compete with AOL Timer Warner's service, to establish distribution agreements with cable system operators, especially after our exclusivity arrangements with our principal cable partners expire. We may compete with AOL Time Warner's service for subscribers in the future if and when our cable partners cease to be subject to their exclusivity obligations to us. We expect the AOL Time Warner service to be marketed aggressively to America Online customers in Time Warner's cable markets, which could result in an acceleration of the AOL Time Warner service's subscriber growth rates and increased competition in forming alliances with broadband content providers and advertisers. We also compete with other providers of cable-based Internet services, such as Cablevision, Charter Communications, ISP Channel, Inc. and High Speed Access Corporation.

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

   Fixed wireless and satellite Internet access service providers. We compete with providers of fixed wireless Internet access such as Sprint Broadband Services and satellite Internet access such as Hughes Network System.

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

   Internet and online service providers. We compete with Internet service providers that provide basic Internet access services and with online service providers such as AOL Time Warner, EarthLink, Juno and other Internet portals and online services that have announced broadband strategies.

Narrowband

   The markets for narrowband Internet services and advertising are intensely competitive. There are no substantial barriers to entry in these markets. A number of companies that rely on fees from web-based advertising have seen poor financial results in the past year and we face many of the same risks and uncertainties. Additionally, we may face increased pricing pressure for the sale of advertisements on our network. We believe the main competitive factors in this market are brand recognition, user base, performance, ease of use, value-added services, features and quality of support.

   We compete with a number of companies both for users and advertisers. Moreover, we expect this competition will intensify, particularly because there are few barriers to entry in our market. Our competitors include:

  . Internet "portals" such as AOL.com, Yahoo!, MSN, and Lycos;

  . online service providers such as AOL Time Warner, Microsoft's MSN and EarthLink;

  . large media companies such as NBC, CBS, Disney and AOL Time Warner; and

  . other smaller companies providing Internet-based and advertising-supported content.

   In addition, we face increasing competition from a large number of businesses which offer Internet services such as e-mail, stock quotes, news and chat features and who publish information and content on the Internet.

   In particular, the AOL Time Warner merger has created a very large, diverse media conglomerate. The combined companies may be able to use their diverse media holdings and Internet service delivery capabilities to develop or expand Internet services and content that could attract a significant number of new users and increased traffic. Additionally, AOL will likely use Time Warner's subscription-based services as an advertising mechanism to attract users to the Internet services provided by AOL. Increased competition for users of Internet services and content may result in lower subscriber growth rates for our online and Internet services and lower advertising rates and decreased demand for advertising space on our web sites.

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

   We also compete with traditional advertising media such as print, radio and television for a share of advertisers' total advertising budgets. If advertisers do not perceive Internet advertising to be as effective as traditional media, advertisers may reduce total spending on Internet advertising.

   As the market continues to develop and competition intensifies, our competitors may merge or form strategic alliances that would increase their ability to compete with us for traffic and advertisers. These relationships may also negatively impact our ability to form or maintain strategic relationships with those companies.

Intellectual Property

   We regard our technology as proprietary and we attempt to protect it under copyrights, trademarks, trade secret laws, restrictions on disclosure and transferring title and other methods, and we have been issued patents with respect to aspects of our searching and indexing technology. We currently have several new patent applications pending. These applications may not result in a patent being issued. Furthermore, any patents that may be issued from these pending applications may not be sufficiently broad to protect our technology. In addition, despite having patents, it is possible that our patents may be challenged, invalidated or circumvented. The failure of any patents to protect our technology may make it easier for our competitors to offer technology equivalent or superior to our technology.

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

Employees

   As of December 31, 2000, Excite@Home had 2,987 employees, excluding temporary personnel and consultants. Of the total, 1,012 were employed in networking, engineering and operations; 375 were employed in customer care; 1,198 were employed in sales, marketing and related activities; 181 supported our international operations; and 221 were employed in general and administrative activities. In January 2001, we announced a reduction in force of approximately 250 employees, primarily in our Excite Network and iMALL operations. None of our employees are represented by a labor union, and we consider our relations with our employees to be good. Our ability to achieve our financial and operational objectives depends in large part upon the continued service of our senior management and key technical personnel and our continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such qualified personnel in our industry and geographical location in the San Francisco Bay Area is intense, particularly in software development, network engineering, cable engineering and product management personnel. Please see "Risk Factors--Our future success depends on our ability to attract, retain and motivate highly skilled employees."

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

Risks Related to Our Business Generally

Our operating results may fluctuate.

   Our operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. These factors include, but are not limited to, the following:

  . subscriber growth rates and prices charged by our cable partners;

  . whether our cable partners attempt to adjust payments due to us based on network performance, and whether existing customers discontinue their service with us based on network performance issues;

  . general economic conditions;

  . the introduction of new products or services by us or our competitors, and the integration of new services, features and functionality with existing services;

  . the amount and timing of capital expenditures and other costs relating to the expansion of our operations;

  . demand for Internet advertising, including pricing changes for Internet-based advertising, changes in the mix of types of advertising we sell and the addition or loss of advertisers;

  . the timely payment of amounts owed to us under advertising agreements;
    and

  . costs incurred with respect to acquisitions, including potential restructuring charges.

   Our expense levels are based in part on expectations of future revenue and, to a large extent, are fixed. We may be unable to adjust spending quickly enough to compensate for any unexpected revenue shortfall.

   Our Internet advertising revenue has not grown as anticipated during the past few calendar quarters. The downturn in the U.S. economy and the decline in the demand for Internet advertising creates uncertainty as to whether we will meet our projected advertising revenues in the first quarter of 2001 and subsequent quarters. In addition, our advertising revenue is subject to seasonal fluctuations. Historically, advertisers spend less in the first and third calendar quarters, and user traffic for our narrowband services has historically been lower during the summer and during year-end vacation and holiday periods.

   Due to all of the foregoing factors and the other risks described in this section, you should not rely on period-to-period comparisons of our results of operations as an indication of future performance. It is possible that in some future periods our results of operations may be below the expectations of public market analysts and investors. In this event, the trading price of our Series A common stock may fall.

General economic conditions may prevent us from meeting our subscriber forecasts and targeted subscriber and advertising revenues.

   Decisions by consumers and our business customers to subscribe to our broadband services are to some extent discretionary. The slowdown in the U.S. economy may cause consumers and business customers to defer decisions to open new subscriptions, or could lead our cable partners to reduce their investments in upgrading their cable infrastructure to support our broadband services and in marketing to attract new subscribers. In addition, we expect our advertising revenues to decrease due to weakening demand for Internet advertising. As a result, there is increased uncertainty with respect to our targeted revenues in 2001, and any resulting decrease in demand or supply of our broadband and advertising services could have a material adverse effect on our revenues and operating results.

We have incurred and expect to continue to incur substantial losses.

   We have incurred net losses in every fiscal period since our formation in 1995. As of December 31, 2000, we had an accumulated deficit of $9.1 billion, which includes a write-down of $4.6 billion for impaired goodwill and other acquired intangible assets during the fourth quarter of 2000, as well as $4.2 billion of non-cash charges including depreciation and amortization, cost and amortization of acquisition-related intangible assets and deferred compensation and cost and amortization of distribution agreements since our inception. In addition, we currently intend to incur significant capital expenditures and operating expenses in order to enhance the performance of our network, expand our network and market and provide our broadband services to potential subscribers. As a result of our past acquisitions of Excite, iMALL, Bluemountain.com and other companies, we will incur substantial non-cash charges in future periods, including charges relating to the amortization of goodwill and other intangible assets. Therefore, we anticipate that we will incur significant net losses for the foreseeable future.

We may need to seek financing to support our operations in the future, and financing may not be available to us on favorable terms or at all.

   While we expect that our existing cash balances and cash flows from operating, investing and financing activities will be sufficient to meet our operating and capital expenditure needs at least through December 31, 2001, we may seek additional equity or debt financing. It is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing such as selling additional equity or debt securities or obtaining additional credit facilities. We may also need additional cash in the future to support our investment in the enhancement and expansion of our network, or we may be required to seek alternative financing at some future date if cash generated by operations is insufficient to satisfy our long-term liquidity requirements. Depending on market conditions, we may consider alternative financing even if our financial resources are adequate to meet presently anticipated business requirements. The trading price of our common stock and the downturn in the U.S. stock and debt markets generally make it more difficult for us to obtain financing through the issuance of equity or debt securities. We may not be able to obtain additional financing on favorable terms, if at all. If we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our Series A common stock. If we cannot raise necessary additional funds on acceptable terms, we may not be able to fund expansion, take advantage of future opportunities, meet our existing debt obligations or respond to competitive pressures or unanticipated requirements.

Our substantial leverage and debt service obligations may adversely affect our cash flow.

   We have substantial amounts of outstanding indebtedness, primarily from our convertible subordinated debentures due 2018 and our 4 % convertible subordinated notes due 2006. We may be unable to generate cash sufficient to pay the principal of, interest on and other amounts in respect of our indebtedness when due. As of December 31, 2000, the total principal amount of our debt outstanding was $942 million. Our substantial leverage could have significant negative consequences, including:

  . increasing our vulnerability to general adverse economic and industry conditions;

  . limiting our ability to obtain additional financing;

  . requiring the dedication of a substantial portion of our expected cash flow from operations to service our debt, thereby reducing the amount of our expected cash flow available for other purposes, including capital expenditures;

  . limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and

  . placing us at a possible competitive disadvantage compared to less leveraged competitors and competitors that have better access to capital resources.

Our future success depends on our ability to attract, retain and motivate highly skilled employees.

   Our future success depends on our ability to attract, retain and motivate highly skilled and experienced employees. Competition for experienced management, engineering and other key personnel is intense, particularly in the market segment in which we compete and in the San Francisco Bay area where our headquarters is located. In particular, we are currently in the process of recruiting a new Chief Executive Officer.

   We grant stock options as a method of attracting and retaining employees, to motivate performance and to align the interests of management with those of our stockholders. Due to the decline in the trading price of our common stock during 2000 and early 2001, a substantial portion of the stock options held by our employees have an exercise price that is higher than the current trading price of our common stock. We may elect to reprice or otherwise adjust the terms of these stock options, grant additional stock options at the current lower market price, pay higher cash compensation, or some combination of these alternatives to retain and attract qualified employees, but we cannot be sure that any of these actions would be successful. If we issue additional stock options, this would dilute existing stockholders. Also, in January 2001 we announced a reduction in force, and this may create concern about job security among existing employees that could lead to increased turnover. As a result of these factors, we may have difficulties in retaining current employees and attracting new employees.

   We believe that our success will depend on the continued services of our executive officers. In addition, other key employees possess marketing, technical and other expertise which is important to the operations of our business. All of our executive officers and other employees serve "at-will" and may elect to pursue other opportunities at any time. If any of these employees leave, we may not be able to replace them with employees possessing comparable skills.

Risks Related to Our Broadband Business

We need to add subscribers at a rapid rate for our broadband business to succeed, but we may not achieve our subscriber growth goals.

   Our actual revenues and the rate at which we add new subscribers to the @Home service and our broadband content services may differ from our forecasts. We may not be able to increase our subscriber base enough to meet our internal forecasts, the forecasts of industry analysts or the expectations of investors. The slowdown in the U.S. economy may lead to reduced demand for our broadband services, or could lead our cable partners to reduce their investments in upgrading their cable infrastructure to support our broadband services and in marketing to attract new subscribers. The rate at which subscribers have increased in the past does not necessarily indicate the rate at which subscribers may be expected to grow in the future. If we do not meet these subscriber forecasts, our revenues and operating results could be materially harmed, and the trading price of our Series A common stock may fall.

Our relationships with our cable partners are critical to the success of our broadband business.

   We generally are dependent on cable companies to provide the @Home service since the cable companies' local networks are required to deliver the service to residential homes. The cable infrastructure was originally designed to handle one-way data transmission, and we are not able to offer the @Home service until cable companies upgrade their networks to HFC cable with the ability to handle two-way high-speed data transmission. We have entered into distribution agreements with AT&T, Comcast, Cox and other cable partners to offer a co-branded version of the @Home service to their customers, and we receive from our cable partners a percentage of the fees paid by their customers that subscribe to the @Home service. If our relationships with one or more of these cable partners were to terminate or diminish, we may not be able to offer the @Home service to the customers served by those cable companies on a cost-effective basis, or at all, and our business and operating results would be materially harmed.

If we cannot maintain the reliability, scalability and speed of our broadband network, customer demand for our broadband services and our relationships with our cable partners will suffer.

   The satisfactory performance, reliability and availability of our broadband network is critical to our ability to attract and retain large numbers of subscribers. Broadband networks face performance challenges that are different from traditional data and telecommunications networks. Because the @Home service offers high transmission speeds, our users are more likely to transfer large amounts of data, such as multimedia applications, over our network. In addition, because the @Home service is always-on, users perform some tasks, such as checking e-mail, much more frequently than narrowband users. As the number of subscribers to our service increases and as broadband applications are developed that require the transfer of large amounts of data simultaneously, the performance of our network may decrease. Also, our network performance may suffer in particular geographic areas due to our reliance on regional data centers and the cable infrastructure located in those areas to support our broadband services. If the existing infrastructure for a particular geographic area does not accommodate additional subscribers, and if our cable partners are unwilling to upgrade the cable infrastructure in such areas, network performance for such areas could decline.

   In recent periods, the performance of our broadband network has deteriorated in some markets. For example, we recently suffered performance problems with our e-mail services. In addition, although we have implemented policies to restrict our subscribers from inappropriate use of the @Home service, such as uploading excessive amounts of data, some of our subscribers have not adhered to these policies, which has contributed to performance problems with our network. If we experience frequent or persistent degradation in system performance, our reputation and brand could be permanently harmed, and we may lose subscribers. Consumer litigation against us and/or our cable partners may arise as a result of network performance problems, and we may be obligated to indemnify our cable partners for damages in the event of such consumer claims.

   Because we rely on our cable partners to offer the @Home service to customers, if our network does not perform to the levels that our cable partners demand, our relationships with our cable partners will suffer. Some of our cable partners have asserted that our network is not performing up to their expectations, and Cox has delayed payments due to us under our distribution agreement on this basis. We are currently negotiating service level agreements with Cox and Comcast, under which we may be obligated to pay damages if our network does not meet specified performance targets. Cox and Comcast may assert that they are entitled to delay payments equal to 20% to 60% of the amounts each company owes to us under our distribution agreements until we enter into these service level agreements. This could result in a decrease in our cash inflows. Please refer to the Transition Service Level Plan that is filed with
Exhibit 10.20 to this annual report. If the @Home service does not meet the reliability levels that our cable partners seek, they may choose not to offer the service or may attempt to terminate their relationships with us.

If our cable partners decide not to offer broadband services, if they decide to offer our broadband services at discount prices, or if they decide to offer their own broadband services in the future, our operating results will be harmed.

   Although our cable partners have agreed not to carry services that compete with our broadband services, they are generally under no affirmative obligation to offer any broadband services at all. Additionally, our cable partners can generally price our broadband services at their discretion. Because our agreements with each of our cable partners provide that we will receive a percentage of the revenues that our cable partners receive from sales of our broadband services, if our cable partners offer our broadband services at discount prices, we will receive less revenue.

   In addition, our cable partners may determine in the future that they can provide broadband services themselves, rather than offering our services. If they reduce their reliance on our broadband access services, we may receive a smaller percentage of broadband access subscription fees collected by them. Our March 28, 2000 letter agreement provides for an implementation plan that would, at the election of Comcast or Cox, require us to transfer specified subsystems and network elements to Comcast or Cox to enable them to offer aspects of the @Home service themselves, in which event we would negotiate a new revenue split to reflect any expenses that are no longer incurred by us due to the transfer. The agreement also provides for an exit plan that would, in the event that either Comcast or Cox decides to terminate its relationship with us, require us to transfer to Comcast or Cox specified assets used by us in delivering our broadband services to them. In addition, the letter agreement provides that Comcast and Cox can terminate their exclusivity obligations with us after June 4, 2001 by giving proper notice. If Comcast or Cox, or other cable partners, attempt to offer broadband services similar to our own, we may lose customers served by these companies, which could materially harm our business and operating results.

The exclusivity agreements that prevent our cable partners from offering services that compete with the @Home service permit our cable partners to terminate these exclusivity obligations in some cases, and after June 2002 allow our cable partners to offer competing services.

   Most of our cable partners are currently subject to exclusivity obligations that prohibit them from obtaining high-speed, greater than 128 kilobits per second, residential consumer Internet services from any source other than us. The current exclusivity obligations of AT&T, Comcast, Cox and Cablevision expire on June 4, 2002, and may be terminated sooner under some circumstances, as follows:

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

  . Comcast may terminate its current exclusivity obligations at any time if required to do so by Microsoft under an agreement between those companies, in which case we may repurchase a portion of Comcast's equity interest in Excite@Home;

  . any of these cable partner may terminate all of its exclusivity obligations upon a change in law that materially impairs its rights;

  . Comcast or Cox may terminate the exclusivity obligations of all of these cable partners at any time if there is a change of control of TCI that results within 12 months in the incumbent TCI directors no longer constituting a majority of TCI's board. AT&T, TCI, Comcast and Cox agreed, however, that AT&T's acquisition of TCI did not constitute a change of control under our agreement; and

  . Comcast or Cox may terminate the exclusivity obligations of all of these cable partners as of June 4 of each year if AT&T and its affiliates do not meet specified subscriber penetration levels for the @Home service.

   Rogers and Shaw are subject to similar exclusivity obligations that extend into 2003, subject to early termination in limited circumstances.

   Under the agreement with AT&T, Comcast and Cox that we entered into on March 28, 2000, once the current exclusivity obligations of these cable partners under our original agreement expire on June 4, 2002, these cable companies may elect to offer their customers a choice of competing broadband services offered by other providers. These companies have agreed to use us as their provider of platform and connectivity services used in delivering their high-speed Internet access services over their cable systems in the United States until June 2008 with respect to AT&T and until June 2006 with respect to Comcast and Cox. However, if Comcast or Cox elects to terminate its relationship with us before then, or if any of these three companies offer competing broadband services, our business could be significantly harmed.

The equity incentives that we have granted to our cable partners might not have the effect that we anticipated.

   Many of the warrants that we have granted to our cable partners have exercise prices that are greater than the current trading price of our common stock. As a result, these warrants may not sufficiently motivate these cable partners to maintain or extend their relationships with us. In particular, the warrants that we granted to Comcast and Cox under our March 28, 2000 letter agreement have exercise prices that are substantially above the current trading price of our common stock. In addition, under the letter agreement, AT&T granted Comcast and Cox "put" rights to sell their shares to AT&T, and Comcast and Cox recently announced that they had exercised these rights. As a result, Comcast and Cox may be less likely to continue or extend their relationships with us.

We depend on our cable partners to upgrade to the two-way cable infrastructure necessary to support the @Home service.

   The ability of a subscriber to receive the @Home service depends in large part on whether the cable company in its area has upgraded its cable network to support two-way high-speed data transmission. Only a portion of existing cable plants in the United States and in some international markets have been upgraded to two-way hybrid fiber-coax cable, and even less are capable of high-speed two-way data transmission. As of December 31, 2000, approximately 56% of our North American cable partners' cable infrastructure was capable of delivering the @Home service. The efforts by our cable partners to upgrade their cable networks places a significant strain on the financial, managerial, operating and other resources of our cable partners, most of which are already highly leveraged. Therefore, these infrastructure investments have been, and we expect will continue to be, subject to change, delay or cancellation. Furthermore, because of consolidation in the cable television industry, as well as the sale or transfer of cable assets among cable television operators, many cable companies have delayed upgrading particular systems that they plan to sell or transfer. If these upgrades are not completed in a timely manner, our broadband services may not be available on a widespread basis and we may not be able to increase our subscriber base at the rate we anticipate. Although our commercial success depends on the successful and timely completion of these infrastructure upgrades, most of our cable partners are under no obligation to upgrade systems or to introduce, market or promote our broadband services. As has happened in the past, even if a cable partner upgrades its cable infrastructure, the upgraded infrastructure may not function properly, and therefore may cause a delay in the availability of our broadband services for particular areas. The failure of our cable partners to complete these upgrades in a timely and satisfactory manner, or at all, would significantly harm our business.

We depend on our cable partners to promote our services and obtain new subscribers.

   Because we do not offer the @Home service directly to customers, the rate at which we are able to obtain new subscribers depends on the level and effectiveness of the efforts of our cable partners to promote our broadband services in particular regions. Our cable partners have achieved different levels of subscriber penetration. In Canada, for example, we have relatively high levels of subscriber penetration (exceeding those in the United States). Among our principal United States cable partners, AT&T, Cox and Comcast are actively promoting our services and are beginning to increase their penetration rates. Cablevision, however, has deployed our service to only a small number of subscribers and continues to offer its own online service called Optimum Online to the majority of subscribers in cable systems deployed to date. We cannot predict the rate at which our cable partners will add new subscribers to our services. If our cable partners do not actively and effectively promote our services, we will not be able to reach the level of subscribers necessary to achieve a profitable business model.

If we are unable to make it easier and quicker to install the @Home service, this may constrain our subscriber growth.

   Installation of the @Home service generally requires a customer service representative employed by a cable partner to install a cable modem at a customer's location and therefore can be time consuming. The North American cable industry has adopted interface standards known as DOCSIS for hardware and software to support the delivery of data services over the cable infrastructure utilizing compatible cable modems. We believe that our ability to meet our subscriber goals depends on the degree to which these cable modems become more widely available in channels such as personal computer manufacturers and retail outlets. In addition, these modems must be easy for consumers to install themselves, rather than requiring a customer service representative to perform the installation. At the same time, we must deploy systems that allow customers to self-provision the @Home service through online and other means to increase the attractiveness and usefulness of these modems. If these developments do not occur, it would be difficult for us to attract large numbers of additional subscribers and our business could be harmed.

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

Our broadband business is unproven, and it may not achieve profitability.

   The @Home service and broadband content services may not achieve the level of consumer or commercial acceptance that we have forecasted. Demand for the @Home service could decline, which could lead to a decrease in the price that our cable partners are able to charge. In addition, the @Home service is currently priced by our cable partners at a premium to many other Internet access services, and large numbers of subscribers may not be willing to pay a premium for Internet access, especially if there is a general decline in Internet access fees. If profitable pricing levels are not achieved or sustained or if the @Home service and our broadband content services do not achieve or sustain broad market acceptance, our business will be significantly harmed.

We could lose subscribers, distribution relationships and broadband revenues to our competitors.

   The markets for consumer and business broadband services are extremely competitive, and we expect that competition will intensify in the future. Our most-direct competitors for broadband services include providers of cable-based Internet services such as AOL Time Warner, telecommunications providers of services such as DSL, fixed wireless Internet access providers such as Sprint Broadband, satellite Internet access providers such as Hughes Network System, cable and fiber-optic system over-builders such as RCN Corp. and Internet and online service providers. For a more detailed description of these groups of competitors, see "Business--Competition."

   Some of our competitors and potential competitors have substantially greater financial, technical and marketing resources, larger subscriber bases, longer operating histories, greater name recognition and/or more established relationships with advertisers and content and application providers than we do. These competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and devote more resources to developing Internet services or online content than we can. We may not be able to compete successfully against current or future competitors. Competitive pressures could significantly impact the growth of our broadband subscriber base and our ability to renew and enter into new distribution agreements and as a result may harm our business.

Our broadband business may be impacted by cable access proposals and other government regulation.

   Currently, our broadband services are not directly subject to regulations of the Federal Communications Commission or any other federal, state or local communications regulatory agency. However, there may be changes in the regulatory environment relating to the Internet, cable television or telecommunications markets. These changes could require regulatory compliance by us, impact our exclusivity arrangements or limit our ability to provide broadband services to our subscribers, and therefore could adversely affect our revenues and results of operations. Such possible government regulations include the following:

  . Federal Regulation. The FCC could require our cable partners to grant competitors access to their cable systems. Certain parties have requested Congress, the FCC and state and local authorities to require cable operators to provide Internet and online service providers with unbundled access to their cable systems. If we or our cable partners are classified as common carriers, or if government authorities require third-party access to cable networks or unaffiliated Internet service providers, our competitors may be able to provide service over our cable partners' systems prior to the expiration of our exclusivity agreements. In such an event, we may be unable to sell wholesale broadband services to such third-party providers and we could lose subscribers to them. The rates that our cable partners charge for this third-party access, or for the @Home service, could also be subject to rate regulation or tariffing requirements.

  . State and Local Government Regulation. Some local jurisdictions have attempted to impose third-party access requirements on AT&T and other cable companies operating in their communities. The United States Court of Appeals has decided in two of its circuits that cable broadband services are telecommunications services subject to regulation at the federal level. As a result, local and state jurisdictions in these two circuits are prevented from imposing third-party access or carriage requirements for cable broadband service. Since the circuit court decisions that have been made to date are not binding on other circuits, it is possible, however, that courts in other circuits could decide that their local jurisdictions have the right to impose third-party access requirements. In addition, local jurisdictions could try to impose similar requirements under various other legal theories.

  . Ancillary Federal Regulation. Regulatory changes that affect telecommunications costs, limit usage of subscriber-related information or increase competition from telecommunications companies could affect our pricing or ability to market our broadband services successfully. For example, changes in the regulation of cable television rates may affect the speed at which our cable partners upgrade their cable systems to carry our broadband services.

We face litigation risks due to our relationships with our cable partners.

   We currently face litigation in multiple class action suits arising out of our relationships with our cable partners. If we do not prevail in these matters, we could be forced to pay damages, allow other service providers to use our network, or we may not be allowed to proceed under the terms of our March 28, 2000 letter agreement with our cable partners. For a summary of the most significant of these litigations, please refer to "Legal Proceedings" under Item 3 of this annual report. Other parties could file litigation based on similar or other legal theories in the future. Lawsuits filed against us could divert the attention of management and key personnel, could be expensive to defend and may result in adverse settlements and judgments.

Our dependence on our network to provide our broadband services exposes us to a significant risk of system failure.

   Our broadband service operations are dependent on the uninterrupted operations of our highly complex network infrastructure and large numbers of computer and communications hardware and software systems. These systems are vulnerable to damage or interruption from fires, earthquakes, floods, power losses, telecommunications failures and similar events. In particular, California is experiencing an energy shortage and some regions have experienced blackouts and may experience blackouts in the future. We have principal facilities, including our headquarters and one of our network operations centers, located in California. The occurrence of a natural disaster or other unanticipated problem at our network operations center or at a number of our regional data centers could cause interruptions in our broadband services. Additionally, failure of our cable partners or companies from which we obtain data transport services to provide the data communications capacity that we require, for example as a result of natural disaster or operational disruption, could cause interruptions in our broadband services. Any damage or failure that causes interruptions in our network operations could result in a loss of subscribers or consumer litigation.

We depend on telecommunication companies to provide local and regional data circuits, and these companies may experience financial or other difficulties that adversely affect the price or availability of such circuits.

   Delivering our commercial broadband services requires that we rent local and regional data lines and facilities from local exchange carriers and wholesale communication providers. In some areas, our residential broadband services also rely on regional data lines connecting our backbone to the cable headend. A number of telecommunication providers have recently changed their business plans in reaction to market conditions, which may prevent us from maintaining or expanding our services in accordance with our plans. As a result, we may be required to seek alternative partners under terms that are less favorable than current terms, or we may have to delay or curtail plans to expand our commercial broadband services.

Our cable partners may currently offer services that compete with the @Home service, but we are prohibited from offering competing services.

   The exclusivity obligations of AT&T, Comcast, Cox and Cablevision are limited to high-speed residential Internet services and do not extend to various services that they may offer without us. These services include, but are not limited to, telephony services, commercial and business services similar to our @Work service, Internet services that do not use the cable television infrastructure or do not require use of an Internet backbone and limited Internet services including streaming video and other downstream-only services. By providing these services, these cable partners can compete, directly or indirectly, with our broadband services.

   Until the expiration of these cable partners' exclusivity obligations, we may not offer the services described above using their plant, or to residences in the geographic areas served by their cable systems, without their consent. These restrictions apply even if we have integrated such a service with the @Home service in another geographic area. For example, in order to provide streaming video longer than 10 minutes in duration, we must seek a principal cable partner's consent, including possible renegotiation of our revenue split and other terms with that partner, prior to offering the service. We must similarly obtain the consent of one of these cable partners to provide broadband services over alternate platforms including fixed wireless, cellular or DSL infrastructures to any residential customers in that cable partner's geographic area. If these cable partners do not allow us to offer broadband services over alternate platforms, our market for such services will be severely limited and our business could be harmed.

We are controlled by AT&T, and our interests may not always align with AT&T's interests.

   AT&T controls approximately 74% of our voting power, and upon the completion of the put exercise by Comcast and Cox, will control approximately 79% of our voting power. Currently, six of our nine directors are directors, officers or employees of AT&T or its affiliates. AT&T currently owns all 86.6 million outstanding shares of our Series B common stock, each of which carries ten votes per share. This Series B common stock ownership gives AT&T the right to elect a majority of our board of directors. Therefore, we are subject to both board and stockholder voting control by AT&T. It is possible that AT&T's objectives will diverge from ours. In October 2000, AT&T announced that it will restructure its operations into four separate companies or business groups and AT&T's interest in Excite@Home will be held by one of these companies or business groups. We cannot predict what impact, if any, this restructuring may have on our company.

Warrants issued to our cable partners may result in additional dilution to our stockholders.

   Under our March 28, 2000 letter agreement, we granted warrants to AT&T, Comcast and Cox to purchase an aggregate of 72.6 million shares of our Series A common stock and 27.9 million shares of our Series B common stock, each at an exercise price of $29.54 per share. We may grant additional warrants in the future depending on increases in homes passed by cable systems owned by these cable partners. We will amortize the fair values of these warrants to operations over the respective terms of the new distribution agreements.

   In addition, under our distribution agreements with Cablevision, Rogers, Shaw and other cable partners, we issued warrants to purchase shares of our Series A common stock. Under these agreements, warrants to purchase approximately 32.2 million shares of our common stock at an average price of $2.37 per share were exercisable as of December 31, 2000. To the extent that our cable partners become eligible to and exercise their warrants, our stockholders may experience substantial dilution. We also may issue additional stock, or warrants to purchase stock, at prices equal to or less than fair market value in connection with efforts to expand distribution of the @Home service.

Risks Related to Our Media Business

We and other Internet advertisers have experienced a recent softening in the demand for Internet advertising services, and if we are unable to grow or maintain our Internet advertising revenues, our operating results would be harmed and our stock price may decline.

   We derive a significant portion of our revenues from the sale of advertising on our web sites. We have recently experienced a softening in the demand for our advertising services due to the slowdown in the U.S. economy and decreased spending by Internet companies. We have attempted to increase our marketing of advertising services towards companies in traditional lines of business rather than Internet companies, but advertisers that have traditionally relied upon other media may be reluctant to advertise online, or may not be willing to pay the same rates as Internet companies. In addition, advertisers that already have invested substantial resources in other advertising methods may be reluctant to adopt a new strategy. These advertisers often have substantially different requirements and expectations than Internet companies with respect to advertising programs and typically find it harder to measure the effectiveness of online advertising. If we are unsuccessful in adapting to the needs of our advertisers and in selling our services to new customers in traditional lines of business, our revenues and operating results could be materially harmed.

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

   Different pricing models are used to sell online advertising. It is difficult to predict which, if any, will emerge as the industry standard. This makes it difficult to project future advertising rates and revenues. For example, if advertising rates in the future are increasingly based on the number of "click-throughs," or user requests for additional information made by clicking on the advertisement, instead of rates based solely on the number of impressions, or number of times an advertisement is displayed, our revenues could decrease because impression-based advertising comprises a substantial majority of our current advertising revenues. Our advertising revenues could be harmed if we are unable to adapt to new forms of online advertising.

We may not receive all payments owed to us under our advertising arrangements.

   Although we are attempting to target our advertising services towards new customers in more traditional non-Internet lines of business, a significant portion of our current advertising arrangements are with Internet companies. Many of these Internet companies are not yet profitable. With the recent downturn in the economy generally and in the technology sector in particular, many Internet companies have been unable to attract venture capital funding to support their operations and are therefore shutting down operations. As a result, we may not receive all of the payments owed to us under our current advertising arrangements, which could materially harm our results of operations in the future.

Our media services could lose users, advertisers and revenues to competitors.

   Our media services compete with a number of companies both for users and advertisers and, therefore, for revenues. We expect this competition will intensify, particularly because there are few barriers to entry in this market. We compete with Internet portals, online service providers, media companies such as AOL Time Warner and providers of online information and other services. For a list of these competitors, please see "Business--Competition." Increased competition for users of Internet services and content may result in lower subscriber growth rates for our online and Internet services and lower advertising rates and decreased demand for advertising space on our web sites.

   Many of our existing competitors for Internet advertising, as well as a number of potential new competitors, have longer operating histories in the Internet market, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we have. These competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees, distribution partners, advertisers and content providers. Further, it is possible that our competitors could develop search and retrieval services or other online services that are equal or superior to ours or that achieve greater market acceptance than our offerings.

   The Internet in general, and our media services specifically, also must compete with traditional advertising media, such as print, radio and television, for a share of advertisers' total advertising budgets. To the extent that the Internet is not perceived as an effective advertising medium, advertisers may be reluctant to devote a significant portion of their advertising budgets to Internet advertising.

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

   We derive a substantial portion of our advertising revenues from sponsorship and promotion arrangements. These are advertising relationships under which third parties receive sponsored services and placements on our services in addition to traditional banner advertisements across our services. These arrangements expose us to potential financial risks, including the risk that we fail to deliver required minimum levels of user impressions, that third party sponsors do not meet their payment obligations under these agreements, or that they do not renew the agreements at the end of their term. These arrangements also require us to integrate sponsors' content with our services, which can require the dedication of resources and programming and design efforts to accomplish. We may not be able to attract additional sponsors or renew existing sponsorship arrangements when they expire.

   In addition, we have granted exclusivity provisions to some of our sponsors, and may in the future grant additional exclusivity provisions. These exclusivity provisions may have the effect of preventing us from accepting advertising or sponsorship arrangements from other advertisers during the term of the agreements. Our inability to enter into further sponsorship or advertising arrangements as a result of any exclusivity arrangements could harm our business.

We depend on several third-party relationships for users, advertisers and revenues.

   We depend on a number of third party relationships to provide users and content for our websites, including agreements for links to our services to be placed on high-traffic web sites and agreements for third parties to provide content, games and e-mail for our web sites. We have no guarantees that we will recoup our investments in these relationships through additional users or advertising revenues, and we may have to pay penalties for terminating agreements early. Some of these third parties could become our competitors, or provide their services to our competitors, upon termination of such relationships. If these relationships are terminated and we are not able to replace them, we could lose users or advertisers.

New technology could make it more difficult for us to deliver online advertising.

   "Filter" software programs that limit or prevent advertising from being delivered to a web user's computer are available. Filter software may prevent the proper operation of our services, including the personalization features of the Excite Network and targeted banner advertising. Widespread adoption of software products such as these could reduce the attractiveness of our personalization features and harm the commercial viability of online advertising.

Current or future legislation addressing privacy concerns, litigation or technology could make it more difficult for us to deliver targeted advertising or generate revenues from the collection and use of user information.

   Cookies are bits of information keyed to a specific memory location and passed to a web server through the user's browser software. They are placed on a user's hard drive, often without the user's knowledge or consent. Our services use cookies to deliver targeted advertising, enable the personalization features of the Excite Network, help compile demographic information about users and limit the frequency with which an advertisement is shown to the user. In addition, we collect information from users to enable us to activate the personalization features of the Excite Network and for authentication and identification purposes, as well as through other online services such as promotional sweepstakes offered by our MatchLogic subsidiary, and we may with user permission sell this information to third parties or use this information for other purposes. These practices may subject us to risk of litigation or regulation related to the collection and use of this information, as well as other misuses such as unauthorized marketing.

   For example, in the fourth quarter of 2000, a purported class action suit was filed against our MatchLogic subsidiary, alleging unauthorized access to, as well as interception and misuse of, customer data based on our advertising targeting technology. In addition, the Federal Trade Commission and some states have been investigating Internet companies regarding their use of personal information, and some groups have initiated legal action against Internet companies regarding their privacy practices. In addition, the United States federal and various state governments have proposed new laws restricting the collection and use of information regarding Internet users. We could incur additional expenses if new regulations regarding the use of personal information are introduced or if government agencies choose to investigate our privacy practices. Also, currently available web browsers allow users to hide their identity and to prevent cookies from being written to, or read from, the user's hard drive, and technology that shields e-mail addresses, cookies and other electronic means of identification could become commercially accepted. Any reduction or limitation in the use of personal information or cookies through legislation, new technology or otherwise could limit the effectiveness of our ad targeting, which could harm our business.

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

   Some of the liabilities that may result from the above arrangements include:

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

We may lose users, advertisers and revenue if we experience system failures on our narrowband services.

   Our web sites on the Excite Network are currently hosted and operated on a computer network infrastructure separate from our broadband services. The Excite Network must accommodate a high volume of traffic and deliver frequently updated information. The web sites on the Excite Network have in the past, and may in the future, experience slower response times or other problems for a variety of reasons. We also depend on third party information providers to make available updated information and content for these services on a timely basis. The Excite Network could experience disruptions or interruption in service due to the failure or delay in the transmission or receipt of this information. In addition, the users of Excite Network services depend on Internet service providers, online service providers and other web site operators for access to the Excite Network. Each of these parties has experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems. In particular, California is experiencing an energy shortage and some regions have experienced blackouts and may experience blackouts in the future. We and many of our third party providers have principal facilities located in California. These types of occurrences could cause users to perceive the Excite Network as not functioning properly and therefore cause them to use other services.

Additional Risks Facing Our Business

International growth is important to our business, but our international operations are subject to additional risks and may not be successful.

   A key component of our strategy is to expand into international markets and offer broadband and narrowband services in those markets. We have limited experience in developing localized versions of our products and services and in developing relationships with international cable system operators. We may not be successful in expanding our product and service offerings into foreign markets. We have made substantial cash investments in many of our international joint ventures and we may need to provide additional funding to these joint ventures in the future to maintain their solvency. Some or all of these joint ventures may never become profitable and should a decision be made to dissolve them, we would likely lose our entire investment.

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

Our acquisitions may not be successful or may not be perceived as successful, and this may harm our operating results and cause a decline in our stock price.

   We acquired several companies during 1999 and 2000, and if we are presented with appropriate opportunities, we may acquire additional companies or make investments in other companies in the future. Many of these companies are in the early stages of their development and have unproven business models. Acquired features, functions, products or services may not achieve market acceptance. These companies have specific technology and other capabilities that we may not be able to successfully integrate with our services or transition to our online platforms. As a result, we may incur unexpected integration and product development expenses that could harm our results of operations. In addition, some former key personnel of these acquired businesses have terminated their employment with us, and we may face difficulties in retaining and assimilating other key personnel of acquired businesses.

   Under current accounting rules, we are required to record goodwill balances when the amount of consideration paid to acquire a company exceeds the fair value of the net assets acquired. Goodwill and other intangible asset balances must be amortized to operations over future periods and must also be periodically reviewed for recoverability. Many of our prior acquisitions were made at a time when investors had higher expectations for the growth and success of Internet and technology companies and therefore gave them higher valuations. As a result, there is significant uncertainty about the recoverability of goodwill and other intangible asset balances in an environment where expectations and valuations have been substantially lowered. As of December 31, 2000, we recorded a $4.6 billion write-down to recognize the amount of goodwill and other intangible assets we did not believe were realizable as of that date. Should additional indicators of impairment arise, we may need to record further write-downs in the future.

   Investors may perceive that our acquisitions have not been successful if we are required to record goodwill and other acquired intangible asset write-downs in accordance with accounting rules, or if we decide to dispose of recently acquired businesses. For example, we are discontinuing some of the hosting and e-commerce activities that we provided as a result of our acquisition of iMALL in October 1999, and in February 2001, we announced our divestiture of Narrative/Enliven, which we acquired in November of 1998. If we fail to realize the anticipated benefits of our acquisitions or investments, or if our acquisitions are not perceived as successful or accretive, our business and operating results would be harmed and our stock price may decline.

Our equity investments in other companies may not yield any returns, and may adversely affect our operating results.

   We have made equity investments in many Internet companies, including joint ventures in other countries. Our investments in these companies may not yield any return. Of these companies that now have publicly-traded stock, a significant portion are currently trading at prices lower than our original purchase price for the stock. In addition, a substantial portion of these investments is in the form of illiquid securities of private companies. These companies typically are in an early stage of development and may be expected to incur substantial losses. The recent decline in the stock market, particularly in the technology sector, has made it less likely that the stock of private companies will become liquid in the near future through an initial public offering or an acquisition. We also are required to account for some of these investments under the equity method of accounting, and therefore must record a share of the net losses in some of these companies. We have incurred charges related to write-downs or write-offs of assets with respect to some of these investments, and may incur additional charges in the future if these companies are not successful.

Future acquisitions could result in dilutive issuances of stock, the need for additional financing, and charges to our earnings.

   In the past, we have paid for our acquisitions by issuing shares of our capital stock. In the future, we could elect to acquire other companies by using stock, and doing so would dilute our stockholders. The decline in the trading price of our common stock during 2000 and early 2001 makes it more difficult for us to acquire other companies by issuing shares of our stock. We could also use cash to buy companies or technologies in the future, and we may need to incur additional debt to pay for these acquisitions. Acquisition financing might not be available on favorable terms or at all. Also, we would likely be required to amortize significant amounts of goodwill and other intangible assets in connection with future acquisitions, or we may need to record write-downs if the amounts of goodwill and other intangible assets are determined as not recoverable, which would have a material effect on our results of operations.

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

If we do not develop new and enhanced features, products and services for our media and broadband services, we may not be able to attract and retain a sufficient number of users.

   Because of the competitiveness of our market, we believe it is important to introduce additional or enhanced features, products and services in the future, such as wholesale access services and premium broadband services, in order to differentiate our services and retain our current users and attract new users. Acquiring or developing new features, products and services may require a substantial investment of personnel and financial and other resources. If we introduce a feature, product or service that is not favorably received by our current users, they may not continue using our services as frequently and they may choose a competing service.

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

   We may also experience difficulties that could delay or prevent us from introducing new features, products or services. Furthermore, these features, products or services may contain errors that are discovered after the feature, product or services are introduced. We may need to modify their design significantly to correct these errors. In addition, we must consult with and involve our cable partners in the development and design of new features, products or services for our broadband services. Therefore, the process of introducing new broadband features, products and services is time consuming and if our cable partners object to a new feature, product or service, we could be prohibited from offering it in particular areas. Our business could be adversely affected if we experience difficulties in introducing new products and services or if users do not accept these new products or services.

We must manage our growth.

   Our growth and recent acquisitions have placed a significant strain on our managerial, operational, and financial resources. For example, we have grown from 570 employees at December 31, 1998 to approximately 3,000 employees at December 31, 2000. To manage our growth, we must continue to implement and improve our operational and financial systems and to expand, train and manage our employee base. Any failure to manage growth effectively could harm our business.

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

   New Internet privacy and other laws. There are currently few laws or regulations that specifically regulate communications or commerce on the Internet. However, laws and regulations may be adopted in the future that address issues such as user privacy, pricing, content and the characteristics and quality of products and services. For example, the FCC or Congress could elect to regulate Internet service providers in a manner similar to long distance telephone carriers and to impose access fees on these companies, which could increase the cost of transmitting data over the Internet. Moreover, it may take years to determine the extent to which existing laws relating to issues such as property ownership, libel and personal privacy are applicable to the Internet. Any new laws or regulations relating to the Internet could harm our business.

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

   Other jurisdictions. Because our service is available in multiple states and foreign countries, these jurisdictions may claim that we are required to qualify to do business as a foreign corporation in these states and foreign countries. If we fail to qualify as a foreign corporation in a jurisdiction where we are required to do so, we could be subject to taxes and penalties.

We could face liability for defamatory, indecent or infringing content provided on our media services.

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

   We could be exposed to liability with respect to the third party web sites that may be accessible through our services. These claims may allege, among other things, that by linking to web sites operated by third parties, we may be liable for copyright or trademark infringement or other unauthorized actions by third parties through these web sites. Other claims may be based on errors or false or misleading information provided by our services. Our business could be harmed due to the cost of investigating and defending these claims, even if these types of claims do not result in liability.

We may be subject to intellectual property infringement claims which are costly to defend and which could limit our ability to use certain technologies in the future.

   Many parties are actively developing Internet-related technologies. We believe that these parties will continue to take steps to protect these technologies, including seeking patent protection. As a result, we believe that disputes regarding the ownership of these technologies are likely to arise in the future. From time to time, parties assert patent infringement claims against us in the form of letters, lawsuits and other forms of communications. In addition to patent claims, third parties may assert claims against us alleging unfair competition or infringement of copyrights, trademark rights, trade secret rights or other proprietary rights.

   We may incur substantial expenses in defending against third-party infringement claims regardless of the merit of the claims. In the event that there is a determination that we have infringed third-party proprietary rights, we could incur substantial monetary liability and be forced to make changes to the services and products we provide and the way that we provide them.

Item 2. Properties

   We are headquartered in facilities consisting of approximately 670,000 square feet in Redwood City, California, which we occupy under 12 to 15 year leases. Our headquarters facilities include buildings constructed during 1999 with leases of up to 15 years in length, which have base rents determined in relation to construction costs and include tenant improvements paid for by us. We also lease space at smaller facilities in various locations throughout the United States as well as in several international locations. These facilities primarily house our regional support and sales offices in locations such as New York, Chicago, Los Angeles, Philadelphia and San Francisco, as well as the operations of businesses we have acquired, including the offices of our MatchLogic subsidiary in Westminster, Colorado and in Waltham, Massachusetts, iMALL's offices in Provo, Utah and Santa Monica, California, Bluemountain.com's offices in Boulder, Colorado, and other small offices in various domestic and international locations. In January 2000, we also entered into agreements for the construction of additional facilities of approximately 250,000 square feet near our headquarters with leases of 12 years in length. We have commitments to pay up to $19.5 million in tenant improvements related to these facilities during 2001 and the facilities are expected to be completed by mid-2001. We intend to sublease space in some of these facilities for the foreseeable future. We believe that our existing facilities and the facilities planned for construction will be adequate to accommodate our growth for the foreseeable future.

Item 3. Legal Proceedings

   Sheldon Pittleman and Ralph Zonies each filed purported derivative lawsuits on behalf of Excite@Home against, among others, AT&T and Messrs. Armstrong, Petrillo, Roberts, Woodrow, Doerr, Hearst, Bell, Malone, Shaw and Jermoluk, all of whom were our directors when the lawsuits were initiated on October 15, 1999, in the Court of Chancery of the State of Delaware. We are named as a nominal defendant in each complaint. Each complaint alleges breaches of fiduciary duty to Excite@Home and its public stockholders. Each of Messrs. Pittleman and Zonies sought an injunction requiring us to alter our corporate governance, including appointing new, unaffiliated directors, as well as payment of monetary damages, costs and attorneys' fees. On August 2, 2000, Pittleman filed an amended complaint alleging that the reorganization of Excite@Home contemplated by our March 28, 2000 letter agreement would impair protection of Excite@Home and its public stockholders from "complete domination by the conflicted majority shareholder, AT&T." On December 6, 2000, AT&T and Excite@Home moved to dismiss the Pittleman action for failure to adequately allege that a demand on the board of directors would be futile. We believe these actions are without merit and intend to defend against them vigorously. If we do not prevail in these actions, we may be required to alter our corporate governance and pay substantial damages, which could seriously harm our business.

   Fred and Roberta Lipschutz, Arthur Simon and John Galley, III, as named plaintiffs, filed a purported class action suit against us, AT&T, Service Co L.L.C. and entities affiliated with eight other cable companies in the United States District Court for the Central District of California on November 10, 1999. The complaint alleges violations of the federal antitrust laws. The plaintiffs seek an injunction prohibiting the alleged acts, damages (including treble damages), costs and attorneys' fees. We filed an answer to the complaint in this matter on January 21, 2000, denying the allegations of unlawful conduct in the complaint. The trial court has issued an order denying plaintiffs' motion to certify the plaintiff class, and plaintiffs are appealing that order. We believe this action is without merit and intend to defend against this action vigorously. If we do not prevail in this action, we may be required to pay substantial damages, or we may be forced to alter the way in which we do business. Either of these results could seriously harm our business and could encourage others to initiate litigation on similar legal theories in the future.

   On May 26, 2000, a purported class action suit was initiated in the San Mateo County Superior Court by an alleged Excite@Home stockholder against Excite@Home, AT&T Corp., Comcast Corporation and Cox Communications, Inc., as well as each member of our board of directors. The complaint alleges that the defendants breached fiduciary duties to Excite@Home stockholders by approving or entering into, as applicable, the letter agreement among Excite@Home, AT&T, Comcast and Cox on March 28, 2000, and by agreeing to consummate the transactions contemplated by this agreement. In the complaint, the plaintiffs seek a court order nullifying the letter agreement, monetary damages, and a court order establishing a stockholders' committee comprised of unidentified class members to provide input regarding the transactions contemplated by the letter agreement. This action has now been stayed in favor of the action filed by Messrs. Pittleman and Zonies in the Court of Chancery of the State of Delaware. We believe this action is without merit and intend to defend against this action vigorously. If we do not prevail in this action, we may be required to alter our corporate governance and pay substantial damages, which could seriously harm our business.

   Between November 14, 2000 and December 20, 2000, four purported class action suits were filed against Excite@Home and its MatchLogic subsidiary for alleged violations of federal and state privacy laws arising out of MatchLogic's online preference marketing services and practices. The actions have been consolidated and are currently pending in United States District Court for the District of Colorado. Each action seeks an order requiring MatchLogic to change its business practices regarding online preference marketing services, disgorgement of profits derived from current and past marketing practices, monetary damages, and statutory and punitive damages. We believe this action is without merit and intend to defend against this action vigorously. If we do not prevail in this action, we may be required to alter our business practices and pay substantial damages, which could seriously harm our business.

   On March 19, 2001, Pogo.com, Inc., filed suit against Excite@Home in San Mateo County Superior Court for alleged breach of a merger agreement under which we were to acquire Pogo.com in exchange for shares of our Series A common stock. On January 5, 2001, Excite@Home notified Pogo.com that it had terminated the merger agreement in accordance with the provisions of the agreement. The complaint seeks damages for breach of contract and breach of the implied covenant of good faith and fair dealing. We believe this action is without merit and intend to defend against this action vigorously. If we do not prevail in this action, we may be required to pay substantial damages, which could seriously harm our business.

   We cannot assure you that we will prevail in any litigation. Regardless of the outcome, any litigation may require us to incur significant litigation expenses and may result in significant diversion of management.

Item 4. Submission of Matters to a Vote of Security Holders

   There were no matters submitted to a vote of security holders in the fourth quarter of 2000.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

Market Information

   Our Series A common stock is traded on the Nasdaq National Market under the symbol "ATHM". The following table sets forth, on a per share basis, the high and low sales prices of the Series A common stock for the periods indicated, as reported by the Nasdaq National Market, and as adjusted for the two-for-one split of our common stock in June 1999.

                                                                   High   Low
                                                                  ------ ------
     Fiscal Year Ended December 31, 1999:
      First Quarter.............................................. $81.75 $37.25
      Second Quarter............................................. $99.00 $39.00
      Third Quarter.............................................. $59.63 $33.13
      Fourth Quarter............................................. $59.75 $36.69
     Fiscal Year Ended December 31, 2000:
      First Quarter.............................................. $44.88 $26.75
      Second Quarter............................................. $33.19 $15.88
      Third Quarter.............................................. $20.94 $12.88
      Fourth Quarter............................................. $14.25 $ 3.88

Holders

   As of December 31, 2000, the number of registered stockholders of record was approximately 3,000. However, because brokers and other institutions hold many shares on behalf of our stockholders, the total number of beneficial holders is greater than that represented by these record holders.

Dividend Policy

   We have not paid any cash dividends on our capital stock to date. We currently anticipate that we will retain any future earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

   We have reported all securities sold by us during 2000 which were not registered under the Securities Act in previously filed quarterly reports on Form 10-Q.

Use of Proceeds from Sales of Registered Securities

   Not applicable.

Item 6. Selected Financial Data

   The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes appearing elsewhere in this annual report. The selected consolidated balance sheet data as of December 31, 2000 and 1999 and the selected consolidated statement of operations data for each of the three years in the period ended December 31, 2000 are derived from our consolidated financial statements appearing elsewhere in this annual report. Historical results are not necessarily indicative of future results. In particular, because the results of operations and financial condition of Excite are included in our consolidated statement of operations and balance sheet data commencing from May 28, 1999, comparisons of our results of operations and financial condition for periods prior to and subsequent to our acquisition of Excite are not indicative of future results.

                                        Year Ended December 31,
                          -------------------------------------------------------
                             2000         1999        1998       1997      1996
                          -----------  -----------  ---------  --------  --------
                                 (In Thousands, Except Per Share Data)
Consolidated Statement
 Of Operations Data:
Revenues(/1/)...........  $   616,375  $   336,955  $  48,045  $  7,437  $    676
Operating costs(/2/):
 Cost of services and
  products..............      290,550      143,056     46,965    22,459     6,969
 Product development and
  engineering...........       95,615       54,805     17,009    11,984     6,312
 Sales and marketing....      290,017      130,725     18,091    11,863     6,368
 General and
  administrative........       65,886       30,276     12,429    10,635     6,054
 Cost and amortization
  of distribution
  agreements............      171,102      291,967    101,385     9,246        --
 Amortization of
  goodwill, intangible
  assets and deferred
  compensation and other
  acquisition-related
  costs                     2,341,644    1,157,009      2,758        --        --
 Write-down of goodwill,
  other intangible
  assets and other
  assets................    4,635,687           --         --        --        --
                          -----------  -----------  ---------  --------  --------
Loss from operations....   (7,274,126)  (1,470,883)  (150,592)  (58,750)  (25,027)
Interest and other
 income, net............        9,872       10,253      6,413     3,033       514
Write-down of other
 investments............     (129,482)          --         --        --        --
Realized gain on
 investment held........           --       12,566         --        --        --
Equity share of losses
 of affiliates..........      (46,060)      (9,574)        --        --        --
                          -----------  -----------  ---------  --------  --------
Net loss................  $(7,439,796) $(1,457,638) $(144,179) $(55,717) $(24,513)
                          ===========  ===========  =========  ========  ========
Net loss per share--
 basic and diluted......  $    (18.73) $     (4.61) $   (0.63) $  (0.27) $  (0.13)
                          ===========  ===========  =========  ========  ========
Shares used in per share
 calculation............      397,235      316,441    228,479   207,086   192,240
                          ===========  ===========  =========  ========  ========
Supplemental
 Consolidated Statement
 of Operations Data:
(/1/)Revenues from
 related parties........  $    45,318  $    28,821  $  10,458  $  2,948  $    634
                          ===========  ===========  =========  ========  ========
(/2/)Depreciation and
  amortization included
  in operating costs,
  excluding amortization
  of distribution
  agreements and
  acquisition-related
  amounts...............  $   103,965  $    49,467  $  15,029  $  8,913  $  1,903
                          ===========  ===========  =========  ========  ========
Loss from operations
  before cost and
  amortization of
  distribution
  agreements, costs and
  amortization related
  to acquisitions, and
  write-downs...........  $  (125,693) $   (21,907) $ (46,449) $(49,504) $(25,027)
                          ===========  ===========  =========  ========  ========
                                          As of December 31,
                          -------------------------------------------------------
                             2000         1999        1998       1997      1996
                          -----------  -----------  ---------  --------  --------
Consolidated Balance
 Sheet Data:
Cash and cash
 equivalents and short-
 term investments.......  $   200,762  $   525,223  $ 419,289  $120,379  $ 16,770
Working capital.........       53,056      389,023    390,324   101,390    10,573
Distribution agreements,
 net of accumulated
 amortization...........      239,357      313,772    186,247   163,345        --
Total assets............    2,106,700    9,104,279    780,631   323,928    33,388
Convertible debentures..      743,525      736,294    229,344        --        --
Capital lease
 obligations, less
 current portion and
 other long-term
 liabilities............       96,301       59,085     14,417    17,471     7,329
Stockholders' equity....      956,517    8,067,107    493,866   282,407    18,317

- --------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   For a more complete understanding of our financial condition and results of operations, and some of the risks that could affect future results, see "Risk Factors" beginning on page 14. This section should also be read in conjunction with the Consolidated Financial Statements and Supplementary Data, which immediately follow this section.

Overview

   We are the leading global provider of broadband network services. Our broadband and media services include the @Home service, the @Work service, the Excite Network, including narrowband and broadband content offerings and advertising services, MatchLogic targeted advertising services, international services and other Internet and broadband related services such as e-commerce applications.

   The @Home service is a broadband Internet service that we deliver, with the assistance of our cable partners, to consumers via the hybrid fiber-coaxial cable infrastructure. The @Work service serves small and medium-sized enterprises and content delivery networks through telecommunication lines such as T1 and faster data lines such as OC-3, which are connected directly to our network. Our @Home and @Work services are subscription based, and therefore the amount of revenue generated from these services is dependent on the number of subscribers to these services. Costs to provide the @Home and @Work service include, but are not limited to, infrastructure costs such as network equipment and connectivity charges, deployment and operational engineering, product development engineering and customer support operations.

   Our primary content offering is the Excite Network, an Internet portal providing users information in categories such as news, finance and entertainment, as well as services such as search, e-mail, chat, voice mail and address books. The Excite Network also includes Bluemountain.com, a free online greeting card provider, and Webshots, which provides online digital photos, wallpaper and screensavers including proprietary viewing software. In March 2000, we launched @Home 2000, which extends the benefits of our personalized Excite content to our broadband subscribers, combining Excite information with a customized browser and the rich multimedia content made possible by broadband connectivity. In addition, MatchLogic provides targeted online and electronic mail advertising and e-commerce relationship management services. The Excite Network primarily generates revenues through media and advertising arrangements under which customers receive a guaranteed minimum number of impressions (the number of times that an advertisement is seen). In addition, some arrangements involve co-branded sites where revenue is shared with a third party. The amount of media and advertising revenue generated from the Excite Network is dependent on the amount of traffic on our online services, the number of advertisers and the rates we are able to charge for these services. Costs to provide media and advertising services include but are not limited to the cost of network and other computer equipment, software and product development engineering, content programming, sales and marketing, and the cost of revenue sharing arrangements.

   Our international services include the @Home broadband access and Excite content services for the international Internet community, which are delivered primarily by our joint ventures. The revenues and costs related to international services are dependent on similar factors discussed above for the @Home service and the Excite Network.

Recent Events

Termination of Excite Chello Transaction with United Pan-Europe Communications N.V. (UPC)

   On December 4, 2000, we announced the termination of an agreement with UPC and its parent company, UnitedGlobalCom, to form the Excite Chello joint venture, which would have combined UPC's broadband subsidiary with our assets and operations outside North America, including our international joint ventures and wholly owned subsidiaries. We had no remaining commitments related to this agreement as of December 31, 2000, and we recorded write-offs of assets during the year ended December 31, 2000 that would have been capitalized had the joint venture been formed.

Impairment Write-Down of Goodwill, Other Intangible Assets and Other Assets

   Due to a severe deterioration in the market values and business climate of Internet companies during the fourth quarter of 2000, we concluded that goodwill and intangible assets recorded in connection with acquisitions of some Internet-related companies might not be recoverable. An impairment assessment, test and measurement resulted in the recording of a write-down of goodwill and intangible assets of $4,609.1 million primarily related to our acquisitions that operate in our Media/Advertising business segment, although the write-down also affected the iMALL acquisition operating in the Commercial Services business segment.

   We also recorded a write-down of $129.5 million as of December 31, 2000 related to our other investments, including publicly held and privately held equity securities. This write-down resulted primarily from declines, which we deemed were not temporary, in the fair market values of publicly held investments below their carrying values. In addition, the carrying values of some of our privately held investments that we determined to be unrecoverable were written down to a net realizable value estimated by our management.

Termination of Pogo.com Acquisition

   On January 8, 2001, we announced that we had terminated our agreement to acquire Pogo.com in accordance with the terms of the agreement. Pogo.com filed suit against us regarding this matter on March 19, 2001. We have an ongoing relationship with Pogo.com to be the exclusive provider of online games to Excite users under a previously existing operating agreement. As of December 31, 2000, we recorded write-offs of assets related to Pogo.com that would have been capitalized had the acquisition been consummated.

Targeted Workforce Reductions and Divestiture of iMALL and Enliven (Narrative Communications) Operations

   On January 23, 2001, we announced a workforce reduction of approximately 250 employees. The majority of reductions affected the Excite Network in the Media/Advertising business segment and iMALL in the Commercial Services business segment. We also announced plans to exit the business operations of iMALL and Enliven (Narrative Communications) either through an outright or partial sale or by winding down operations. iMALL and Enliven did not generate significant recurring revenue since their acquisitions, but we do expect a significant reduction in future Commercial Services revenues as compared to our 2000 revenues as a result of the divestiture of iMALL. On February 23, 2001, we announced that we sold our Enliven business unit. We expect to incur restructuring charges during the three months ended March 31, 2001 related to workforce reductions and exiting these businesses.

Closure of Work.com

   Our Work.com joint venture discontinued operations on March 31, 2001 as a result of the current decline in online advertising spending. We invested $15 million in this joint venture in April 2000 and we have reduced this investment by our equity share of the joint venture's losses during the year ended December 31, 2000. We will record additional equity share of losses during the three months ended March 31, 2001 to reflect our share of losses incurred by Work.com for that period, and to the degree that the remaining carrying value of our investment in the joint venture exceeds cash returned to us, we will write-off such remaining amounts as of March 31, 2001.

Results of Operations

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Revenues

   We accounted for the Excite acquisition as a purchase and Excite's revenues have been included in our results of operations commencing on May 28, 1999, the date of its acquisition. Excite operates primarily in the Media/Advertising and International business segments, and therefore we believe that comparisons of our revenues during 2000 to those during 1999 are not relevant for purposes of indicating revenue growth in future years with respect to the Media/Advertising and International business segments.

   Our revenues are derived from key operating segments organized around our customers and services. Key operating segments are aggregated into our reported business segments based on how our management organizes, manages and internally reports our revenues, as follows: (1) Consumer Access, which includes the @Home service, premium broadband services, customer care and set-top development; (2) Commercial Services, which includes the @Work service and e-commerce applications; (3) Media/Advertising, which includes the Excite, Bluemountain.com and Webshots narrowband content services, broadband content services, and targeted and other advertising services provided by MatchLogic; and (4) International, which includes international operations. In previous years, we reported two business segments: Media and Advertising Services and Subscriber Network and Other Services. These previously reported segments each included a portion of the revenue from our current International segment, and Subscriber Network and Other Services included our current Consumer Access and Commercial Services segments.

   The following represents our revenues by business segment for the years indicated (dollars in thousands):

                                                          2000   Change   1999
                                                        -------- ------ --------
   Revenues:
    Consumer access.................................... $218,116  139%  $ 91,128
    Commercial services................................   61,118   72%    35,487
    Media/advertising..................................  308,006   56%   197,067
    International......................................   29,135  120%    13,273
                                                        --------  ---   --------
     Total revenues.................................... $616,375   83%  $336,955
                                                        ========  ===   ========

  Consumer Access

   Consumer Access revenues include the percentage of @Home service subscription fees from North American subscribers that we received under our revenue sharing agreements with our cable partners, including fees for premium services such as multiple IP addresses, and fees received from our cable partners related to customer support operations and advanced set-top development. The following are significant factors affecting revenue from the @Home service, which represents the substantial portion of Consumer Access revenues:

  . Revenue from the @Home service varies by cable partner and market in the United States, but typically represents 35% of the average $40 per month fee collected from each subscriber by the cable partner.

  . Our Canadian cable partners perform a significant portion of the customer and infrastructure support of the @Home service, and as a result, our percentage of Canadian subscriber fees is approximately 20%. Canadian cable partners also typically charge approximately $30 per month for the @Home service. Our revenue from Canadian @Home subscribers has historically accounted for approximately 20% of Consumer Access revenues.

  . Subscribers that choose to purchase their own modems may pay a reduced monthly fee. We have recently released self-installable modems in markets served by Comcast.

  . Our cable partners may offer incentives to new subscribers including reduced price or free service for up to several months, and are generally free to decide the price that they charge for the @Home service.

  . Cablevision has not remitted payments due to us for subscribers covered under our exclusive agreement to provide the @Home service.

  . Revenue from @Home subscribers outside of North America is recorded by our unconsolidated joint ventures and not in our Consumer Access segment.

  . We receive a smaller share of revenue from @Home subscribers in North
    America served by our @Home Solutions joint venture.

  . Subscribers are typically not added in a ratable manner during any particular period.

   Due to the above reasons and other factors revenue from the @Home service may significantly lag subscriber growth rates and may not result in consistent measurements such as average revenue per unit (ARPU) over particular periods.

   Consumer Access revenues increased by 139% to $218.1 million, or 35% of total revenues, for the year ended December 31, 2000 from $91.1 million, or 27% of total revenues, for the year ended December 31, 1999. The increase in Consumer Access revenues was primarily attributable to the growth in the number of subscribers to the @Home service. We had 331,000 North American @Home subscribers as of the beginning of 1999 and 1,117,000 as of December 31, 1999, for an increase of 786,000 or 237% during 1999. We had 2,670,000 North American @Home subscribers as of December 31, 2000, for an increase of 1,553,000 or 139% during 2000. Consumer Access revenues did not increase at the same rate between 2000 and 1999 as did the average percentage growth in subscribers to the @Home service during 2000 and 1999 due to a combination of the above factors, the most significant of which was free service incentives offered by our cable partners to promote the @Home service to new subscribers.

   Revenue from the @Home service in future periods will continue to be affected by the above factors. In addition, our subscriber growth rates are dependent on the number of markets and households that our cable partners upgrade to receive the @Home service and the subscriber penetration rates in those markets. As of December 31, 2000, the markets of our cable partners in North America included approximately 59 million households, of which approximately 33 million, or 56%, were capable of receiving the @Home service. In general, we expect the percentage growth rate in subscribers to decrease as the number of subscribers increases and as penetration rates in existing markets increase. However, we believe that our subscriber growth will benefit as the @Home service becomes more widely available. Please see "Risk Factors-- Risks Related to Our Broadband Business" for further discussion of factors that may affect our ability to generate Consumer Access revenues in the future.

  Commercial Services

   Commercial Services revenues include revenue from our @Work service including small business hosting services and content delivery network agreements, as well as revenue from iMALL's e-commerce business applications. Revenue from the @Work service and content delivery networks is based on the number of customers and the type of data connections used by those customers. Revenue from iMALL's e-commerce business applications is based primarily on individual development projects and is not a recurring source of revenue. Additionally, we announced in January 2001 that we would exit this activity during 2001, which we anticipate will result in a decrease in Commercial Services revenues during 2001.

   Commercial Services revenues increased by 72% to $61.1 million, or 10% of total revenues, for the year ended December 31, 2000 from $35.5 million, or 11% of total revenues, for the year ended December 31, 1999. This increase was primarily attributable to the growth of customers to the @Work service. We had 1,700 @Work customers as of the beginning of 1999 and 5,120 as of December 31, 1999, for an increase of 3,420 or 201% during 1999. We had 10,200 @Work customers as of December 31, 2000, for an increase of 5,080 or 99% during 2000. @Work revenue did not increase at the same rate as the number of @Work customers due primarily to the number of new DSL customers that generate lower revenues per customer than T1 and higher bandwidth customers.

   We have sourced DSL connectivity in the past through Northpoint; however, we are no longer offering DSL services due to the dissolution of Northpoint. We may start adding DSL customers again if the economics of doing so become attractive to us. We expect that the growth rate in the number of @Work customers and Commercial Services revenues will decrease in the future as a result of this development, as well as the discontinuance of our iMALL e-commerce business application services. We also expect that an increasing portion of our Commercial Services revenues in the future will be accounted for by content delivery networks including our joint offering with AT&T and other parties that require access to high bandwidth over an intelligent private network. However, growth in revenues from content delivery networks is dependent on continued demand for their content services, which could be impacted by the downturn in the U.S. economy and weakening demand for content and advertising services in the Internet sector. Please see "Risk Factors-- Risks Related to Our Broadband Business" for further discussion of factors that may affect our ability to generate Commercial Services revenues in the future.

  Media/Advertising

   Media/Advertising includes revenues generated by our narrowband and broadband Excite portals and the Bluemountain.com and Webshots web sites (together, the Excite Network), as well as targeted advertising, online database marketing and e-commerce relationship management services provided by MatchLogic. These revenues are impacted by the volume of Internet traffic visiting our online services, or registrations in the case of MatchLogic, the rates that we are able to charge for advertising and the amount of advertising that customers are willing to purchase from us during a particular period. In general, the volume of traffic on our web sites has remained relatively stable since our acquisition of Bluemountain.com and Webshots during the fourth quarter of 1999, while our advertising rates and number of advertisers have declined in response to softness in the Internet advertising market and the deterioration of the Internet business climate. The level of traffic on the Excite Network is subject to various factors, including among others, the breadth and quality of content, seasonality in our business and Internet usage in general, and competition from other Internet services.

   Media/Advertising revenues increased by 56% to $308 million, or 50% of total revenues, for the year ended December 31, 2000 from $197.1 million, or 58% of total revenues, for the year ended December 31, 1999. A significant portion of this increase was a result of the Excite acquisition, which was completed on May 28, 1999, and therefore Excite was reflected in our consolidated results of operations for only a portion of the year ended December 31, 1999. In addition, Media/Advertising revenue generated by MatchLogic increased during 2000 as compared to 1999 due in part to advertisers seeking differentiated and more effective online advertising campaigns. The increase in Media/Advertising revenues was partially offset by a decrease in revenue per thousand pages on the Excite Network to an average of $5.34 during 2000 from an average of $7.89 during 1999. Revenue per thousand pages represents advertising revenues divided by total advertising opportunities, and therefore it measures both our ability to sell available advertising and the rates that we are able to charge. We believe this decrease is representative of the softness in the Internet advertising market and also reflects the lack of advertising on portions of the Bluemountain.com and Webshots web sites, which historically did not contain advertising.

   We anticipate that difficult conditions related to Internet advertising may persist for a significant portion of the year ending December 31, 2001. These conditions create uncertainty as to whether we will meet our projected Media/Advertising revenues in the first quarter of 2001 and in subsequent quarters. In addition, we believe that attracting more traditional companies to advertise on the Internet, particularly using a broadband medium, will be an important factor driving Media/Advertising revenues in the future. Please see "Risk Factors--Risk Related to Our Media Business" for further discussion of factors that may affect our ability to generate revenues from Media/Advertising in the future.

  International

   International includes revenues earned from services provided to our joint ventures outside of North America, including revenue sharing and consulting and other services provided under arrangements under a cost plus basis, and revenue earned by our consolidated operations outside of North America, consisting primarily of advertising revenue. Our joint ventures outside North America provide the @Home broadband services and Excite content serviced under license from us, and in some instances we receive related royalty payments from these joint ventures. The amount of International revenues that we earn is affected by factors similar to those for Media/Advertising revenues, as well as the timing and amount of consulting and other services that we provide to our international joint ventures. For example, a portion of International revenues is derived from consulting services provided to our international joint ventures in connection with deploying the @Home service, and we do not anticipate the same level of revenues from consulting services once the @Home service is launched by each of these joint ventures. Revenues from International exclude revenue earned by Excite Japan and Excite UK, joint ventures in which we obtained a majority ownership interest during 2000. Although our ownership interest in these two joint ventures exceeds 50%, because our majority voting rights are restricted in some respects by approval, veto, or participatory rights granted to the minority shareholders, we have not consolidated these joint ventures in our results of operations.

   Revenues from International increased by 120% to $29.1 million, or 5% of total revenues, for the year ended December 31, 2000, from $13.3 million, or 4% of total revenues, for the year ended December 31, 1999. International revenue earned from our unconsolidated international joint ventures was $16.4 million and $10.2 million for the years ended December 31, 2000 and 1999, respectively. International revenue earned by our consolidated operations outside of North America was $12.7 million and $3.1 million for the years ended December 31, 2000 and 1999, respectively. The increase in International revenue was due primarily to an increase in consulting services provided to our international joint ventures during the year ended December 31, 2000, as well as the impact of Excite's growing international consolidated operations. International revenues related to Excite have been included in our consolidated results of operations commencing on May 28, 1999, the date of our acquisition of Excite.

   In future periods, we expect International revenues to be affected by similar factors to those impacting Media/Advertising and Consumer Access revenues, and also by the level of consulting and other services we provide to our joint ventures, the timing and amount of which may vary significantly. As of December 31, 2000, the markets of our international joint ventures included approximately 15.1 million cable households in five countries, of which approximately 38% were upgraded to receive the @Home service, and approximately
0.3 million international subscribers were using or being converted to the @Home service. As of December 31, 1999, the number of international @Home subscribers was insignificant. Local versions of the Excite portal were available in 13 countries as of December 31, 2000. Please see "Risk Factors-- International growth is important to our business, but our international operations are subject to additional risks and may not be successful" and "Risk Factors-- Risk Related to Our Media Business" for further discussion of factors that may affect our ability to generate revenues from International in the future.

  Revenue from related parties

   Revenue from related parties increased by 57% to $45.3 million, or 7% of total revenues, for the year ended December 31, 2000 from $28.8 million, or 9% of total revenues, for the year ended December 31, 1999. Revenue from related parties included revenue of $25 million and $18.6 million for the years ended December 31, 2000 and 1999, respectively, related to services such as advertising arrangements, support services including customer service, local area content development, development of set-top devices and pre-commercial deployment consulting provided to our cable partners with significant investments in our common stock. Revenue from related parties also included revenue of $20.3 million and $10.2 million for the years ended December 31, 2000 and 1999, respectively, related to consulting and other services rendered to our international and other joint ventures, including arrangements on a cost-plus basis.

  Revenue related to our strategic investments

   In conjunction with many of our investments, we have strategic arrangements to provide services to our investees consisting of the delivery of advertising impressions, e-commerce sponsorships and revenue share arrangements on our web sites. Revenue under these arrangements is recognized based on the fair value of the services provided if sufficient objective evidence of fair value exists for the investment. This revenue increased by 163% to $68.6 million, or 11% of total revenues, for the year ended December 31, 2000, from $26.1 million, or 8% of total revenues, for the year ended December 31, 1999. Investments under these arrangements are recorded at their fair values on the date of the investment. The fair values of such investments in privately held companies are generally determined based on the price per share paid by a third party in the same round of financing in which we participate.

  Barter revenue

   Revenue from barter transactions involving the exchange of advertising on our Excite Network for online, print and television advertising increased by 3% to $19.6 million, or 3% of total revenues, for the year ended December 31, 2000, from $19 million, or 6% of total revenues, for the year ended December 31, 1999. Revenue from these exchanges is recorded at the lower of the fair value of the advertising delivered or the advertising received. In accordance with Emerging Issues Task Force (EITF) Issue No. 99-17, "Accounting for Advertising Barter Transactions", effective January 20, 2000, the fair value of advertising delivered is based on similar advertising transactions for which we received cash during the six months prior to the advertising barter transactions. Advertising barter transactions generally result in the recognition of equivalent amounts of revenue and expense.

   Revenue recognized from other barter transactions, involving primarily the exchange of MatchLogic data-marketing services for software and property and equipment for internal use, increased by 351% to $16.7 million, or 3% of total revenues, for the year ended December 31, 2000, from $3.7 million, or 1% of total revenues, for the year ended December 31, 1999. Revenue from these exchanges is generally recorded at the fair value of the services provided unless the fair value of the services or products received is more readily determinable.

Operating costs

   We accounted for the Excite acquisition as a purchase and Excite's operating costs have been included in our results of operations commencing on May 28, 1999, the date of its acquisition. Therefore, we believe that comparisons of our operating costs that include the year ended December 31, 1999 are not relevant for purposes of indicating the trend of our operating costs for the year ended December 31, 2000 and future years.

   Our operating costs were as follows for the years indicated (dollars in thousands):

                                                       2000    Change     1999
                                                    ---------- ------  ----------
   Operating costs:
    Cost of services and products.................  $  290,550  103%   $  143,056
    Product development and engineering...........      95,615   74%       54,805
    Sales and marketing...........................     290,017  122%      130,725
    General and administrative....................      65,886  118%       30,276
    Costs and amortization of distribution
     agreements...................................     171,102  (41%)     291,967
    Costs and amortization of goodwill, intangible
     assets, deferred compensation and other
     acquisition-related amounts..................   2,341,644  102%    1,157,009
    Write-down of goodwill, other intangible
     assets and other assets......................   4,635,687  n/a            --
                                                    ----------  ---    ----------
   Total operating costs..........................  $7,890,501  336%   $1,807,838
                                                    ==========  ===    ==========

  Cost of services and products

   Cost of services and products is primarily related to our broadband network for delivering the @Home and @Work services and our Internet web sites, and includes costs related to telecommunications and connectivity, web hosting, technical and customer support, operational personnel, equipment depreciation, and royalties, license arrangements and revenue sharing arrangements for content and other services. Cost of services and products in Media/Advertising is typically lower than in Consumer Access and Commercial Services because delivering broadband services is more capital intensive and requires higher amounts of connectivity charges, network maintenance and technical support. The level of cost of services and products for Consumer Access and Commercial Services is dependent on the number of @Home subscribers and @Work customers as well as expenditures required in providing a stable and reliable broadband network. The level of cost of services and products for Media/Advertising is primarily dependent on the number of arrangements involving royalties, licensing and revenue share arrangements for content since costs related to servers and hosting and other costs such as customer support are largely fixed. Cost of services and products for International are primarily dependent on similar factors as Media/Advertising.

   Cost of services and products increased by 103% to $290.6 million, or 47% of total revenues, for the year ended December 31, 2000, from $143.1 million, or 42% of total revenues, for the year ended December 31, 1999. Approximately two-thirds of this increase was in Consumer Access and Commercial Services due to network maintenance, depreciation of network equipment, connectivity costs and customer service operations related to the increase in our @Home and @Work customers and our efforts to stabilize, scale and improve the reliability of our broadband network. Approximately one-third of the increase was due to hosting and ad serving costs and royalties, license agreements and revenue share arrangements for content in Media/Advertising, primarily due to our acquisition of Excite on May 28, 1999, which resulted in Excite's cost of services and products being consolidated in our results of operations for only a portion of the year ended December 31, 1999.

   We expect cost of services and products to increase in the future primarily due to costs associated with supporting our growing @Home and @Work customer base, and as we continue to make investments in an effort to stabilize, scale and improve the reliability of our broadband network.

   Gross Margin. We define gross margin as total revenues minus cost of services and products, excluding cost and amortization of distribution agreements, which is a presentation not in conformity with generally accepted accounting principles. Gross margin increased by 68% to $325.8 million, or 53% of total revenues, for the year ended December 31, 2000, from $193.9 million, or 58% of total revenues, for the year ended December 31, 1999. The increase in gross margin was primarily due to our higher revenue levels in 2000 as compared to 1999. The decrease in gross margin as a percentage of total revenues was due to increasing cost of services and products in Consumer Access and Commercial Services during 2000 resulting from our efforts to stabilize, scale and improve the reliability of our broadband network.

   We expect to continue focusing on the scale, stability and reliability of our network and this may result in a decrease in our gross margin as a percentage of total revenues during some future time periods, based on the timing and level of expenditures related to these efforts. We anticipate that the marginal cost of services and products related to each new @Home or @Work customer will decrease in future periods, resulting in higher gross margin as a percentage of revenue in the long term. However, our operating results may fluctuate significantly, and our revenues may grow at a slower rate than cost of services and products. See "Risk Factors--Our Operating Results May Fluctuate."

  Product development and engineering

   Product development and engineering costs consist primarily of salaries and related costs for hardware and software development and engineering personnel, consulting fees, equipment depreciation, supplies, and allocated overhead costs such as computer systems and facilities. Product development and engineering costs are incurred primarily in Commercial Services and Consumer Access related to broadband network initiatives and in Media/Advertising related to the introduction of new services and functionality on our narrowband and broadband web sites. Product development and engineering costs related to internally developed software for internal use and our web sites, such as labor and contractor costs for programming, are capitalized when it is probable that the project will be completed and the related assets will be used as intended.

   Product development and engineering costs increased by 74% to $95.6 million, or 16% of total revenues, for the year ended December 31, 2000, from $54.8 million, or 16% of total revenues, for the year ended December 31, 1999. Approximately one-half of the increase was due to higher development and engineering costs in Commercial Services and Consumer Access related to costs associated with enhancing the stability, scalability and reliability of our broadband network and backbone as well as development of new Internet technologies such as advanced digital set-top boxes. The other one-half of the increase was due to higher development and engineering costs in Media/Advertising related to the Excite Network, including costs associated with the Excite broadband portal.

   We anticipate that product development and engineering costs will continue to increase on an absolute dollar basis in the future due in part to continuing design and development costs related primarily to Commercial Services and Consumer Access in areas such as network stability, scalability and reliability and advanced broadband services.

  Sales and marketing

   Sales and marketing costs consist primarily of promotional and advertising costs, personnel costs, commissions, agency and consulting fees, and allocated overhead costs such as computer systems and facilities. For Media/Advertising, we have a direct sales force that sells banner advertisements and sponsorships on the Excite Network to advertisers and advertising agencies. For Consumer Access, we currently rely on our cable partners to market the @Home service in local markets although we have historically made additional marketing funds available to our cable partners for this purpose. In addition, we have engaged in nationwide marketing of the @Home service through promotional activities and retail initiatives. Sales and marketing costs in Commercial Services are primarily related to promotion of the @Work service. We also incur costs as we promote our @Home and Excite brands and as we introduce new services in order to create and maintain brand loyalty among customers. Sales and marketing costs incurred in International are related to our international direct sales force and promotion of the Excite web site in several European countries.

   Sales and marketing costs increased by 122% to $290 million, or 47% of total revenues, for the year ended December 31, 2000, from $130.7 million, or 39% of total revenues, for the year ended December 31, 1999. This increase was primarily due to a higher level of sales and marketing costs in Media/Advertising, including advertising in various media, costs related to our direct sales force, sponsorship and content arrangements related to the Excite Network and costs related to MatchLogic's ad serving and targeting. In addition to the higher level of these costs in 2000, our acquisition of Excite on May 28, 1999 resulted in Excite's sales and marketing costs being consolidated in our results of operations for only a portion of the year ended December 31, 1999.

   We expect sales and marketing costs to decline moderately on an absolute dollar basis during the year ended December 31, 2001 primarily due to lower levels of spending to promote the Excite Network, cost savings realized from our reduction in force in January, and the increasing use of retail and self-installation promotions for the @Home service instead of providing marketing funds directly to our cable partners.

  General and administrative

   General and administrative costs consist primarily of administrative, legal and executive personnel costs, fees for professional services and the related costs of facilities and computer systems to support our operations. General and administrative costs increased by 118% to $65.9 million, or 11% of total revenues, for the year ended December 31, 2000, from $30.3 million, or 9% of total revenues, for the year ended December 31, 1999. The increase was due primarily to growth in the number of administrative personnel, expansion of facilities and computer systems, and an increase in professional services to support our business strategy and the growth of our operations and infrastructure. In addition, our acquisition of Excite on May 28, 1999 resulted in Excite's general and administrative costs being consolidated in our results of operations for only a portion of the year ended December 31, 1999.

   We anticipate that general and administrative costs will continue to increase on an absolute dollar basis in the future as we expand our administrative functions to support our business strategies.

  Cost and amortization of distribution agreements

   Cost and amortization of distribution agreements consists primarily of charges and amortization related to warrants to purchase our common stock issued to certain cable partners in connection with distribution agreements and as performance incentives for distributing the @Home service. We have issued warrants to some of our cable partners that vest based on performance criteria related to distribution of the @Home service to their customers. These warrants were not issued in connection with entering into a distribution agreement and are charged to operations as cost of distribution agreements at the time that such warrants are earned. We have also issued incentive warrants to some of our cable partners that vest based on performance criteria in connection with entering into distribution agreements for the @Home service. These warrants are recorded as intangible assets at fair value when the performance criteria are met, and the intangible assets are charged to operations as amortization of distribution agreements over their remaining terms, which expire at various dates through 2005. Cost and amortization of distribution agreements decreased by 41% to $171.1 million for the year ended December 31, 2000 from $292 million for the year ended December 31, 1999 due primarily to a decrease in the cost of distribution agreements in 2000 as compared to 1999.

   Amortization of distribution agreements increased by 21% to $95.6 million for the year ended December 31, 2000 from $78.9 million for the year ended December 31, 1999. We recorded distribution agreements of $17.9 million and $204.7 million during the years ended December 31, 2000 and 1999, respectively. The increase in amortization of distribution agreements was due to an increase during 2000 as compared to 1999 in the cumulative number of amortization-based warrants earned by cable partners that met performance criteria under distribution agreements.

   Cost of distribution agreements charged to operations decreased by 65% to $75.5 million for the year ended December 31, 2000 from $213.1 million for the year ended December 31, 1999. The decrease was attributable to our cable partners earning less cost-based warrants in 2000 than 1999 based on the level of performance achieved by the cable partners during each year. All cost-based warrants were earned as of December 31, 2000 and therefore we do not expect significant cost of distribution agreements in future periods.

   We will incur significant amortization of distribution agreements in future periods, including that related to our new distribution agreements with AT&T, Comcast and Cox. Under these new agreements executed in March 2000, we issued warrants for an aggregate of 100.5 million shares of common stock. We expect to record significant amounts of distribution agreements related to these AT&T, Comcast and Cox warrants and we will amortize these amounts to operations over the respective terms of the distribution agreements, which become effective in June 2002 and expire in June 2006 for Comcast and Cox and June 2008 for AT&T.

  Costs and amortization of goodwill, other intangible assets, deferred compensation and other acquisition-related amounts

   Acquisition-related costs and amortization were as follows for the years indicated (dollars in thousands):

                                                      2000    Change     1999
                                                   ---------- ------  ----------
   Amortization of goodwill and other acquired
    intangible assets............................  $2,310,273   109%  $1,103,005
   Amortization of acquisition-related deferred
    compensation.................................      20,767   755%       2,428
   Write-off of purchased in-process research and
    development..................................          --  (100%)     36,715
   Compensation expense from acquisition-related
    acceleration of stock option vesting.........          --  (100%)      7,900
   Other acquisition-related costs...............      10,604    52%       6,961
                                                   ----------  ----   ----------
    Total acquisition-related costs and
     expenses....................................  $2,341,644   102%  $1,157,009
                                                   ==========  ====   ==========

   Amortization of goodwill and other acquired intangible assets. Through December 31, 2000, we had recorded goodwill of $8,537.2 million and other acquisition-related intangible assets of $393.8 million. These assets are being amortized to expense generally over three to four years. Amortization of goodwill and acquisition-related intangible assets increased by 109% to $2,310.3 million for the year ended December 31, 2000 from $1,103 million for the year ended December 31, 1999. Accumulated amortization of acquisition-related intangible assets was $152.8 million and $1,103.6 million as of December 31, 2000 and 1999, respectively. As a result of the impairment write-down to a new cost basis of the goodwill and acquired intangible asset balances discussed below, accumulated amortization as of December 31, 2000 of $152.8 million was reduced from $3,413.3 million prior to the write-down. The increase in amortization was due primarily to the full-year impact during 2000 of acquisitions made during 1999. Future amortization related to goodwill and other acquired intangible assets recorded as of December 31, 2000 will be based on new carrying values as adjusted by the impairment write-down. In addition, we may incur additional goodwill and intangible asset amortization charges related to future acquisitions that are accounted for as purchases.

   Amortization of acquisition-related deferred compensation. Amortization of deferred compensation related to acquisitions increased by 755% or $20.8 million for the year ended December 31, 2000 from $2.4 million for the year ended December 31, 1999. Amortization increased due to the full-year impact in 2000 of deferred compensation resulting from certain outstanding employee stock options and restricted stock that we assumed in the acquisitions of Webshots and Bluemountain.com in 1999 and DataInsight in 2000. Deferred compensation is measured as the difference between the exercise price of an unvested award and the fair market value of our Series A common stock at the date of the acquisition and is amortized over the vesting term of the award. In 2001, we expect to incur a similar amount of amortization as that incurred during 2000.

   Write-off of purchased in-process research and development. The fair value assigned to purchased in-process research and development in the allocation of purchase consideration includes research and development projects for which technological feasibility had not been achieved at the date of acquisition and which had no alternative future use. This allocation of fair value is charged to operations at the date of acquisition. There were no such charges in 2000. However, we recorded charges of $34.4 million for Excite, $1.9 million for iMALL, and $0.4 million for Webshots during 1999.

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

   For each of our acquisitions that resulted in an allocation to purchased in-process research and development, the actual completion date and the actual cost to complete in-process projects were consistent with the estimates used in determining the fair values assigned to purchased in-process research and development.

   Compensation expense from acquisition-related acceleration of stock option vesting. The vesting of certain stock options issued to employees was accelerated as a result of our acquisition of Excite in May 1999 and the $7.9 million intrinsic value of these options was charged to operations during the year ended December 31, 1999. There were no acquisition-related accelerations of stock option vesting during the year ended December 31, 2000.

   Other acquisition-related costs. Costs directly associated with our acquisitions that were not capitalized as part of the purchase consideration increased by 52% to $10.6 million for the year ended December 31, 2000 from $7 million for the year ended December 31, 1999. These costs were incurred primarily as a result of personnel, systems and technology integration efforts related to our acquisitions of Excite, iMALL, Bluemountain.com, Kendara and Worldprints, and included $4 million in 2000 for a pre-acquisition contingency related to Excite that required an adjustment more than 12 months after the date of the acquisition. The increase in other acquisition-related costs for 2000 over the previous year was due primarily to the timing of integration efforts. We expect to continue to incur lower amounts of integration and other costs in the future related to our acquisitions.

Impairment write-down of goodwill, other intangible assets and other assets

   The components of the write-down of goodwill, other intangible assets and other assets for the year ended December 31, 2000 were as follows (in thousands):

     Goodwill and other intangible assets........................... $4,609,086
     Other assets...................................................     26,601
                                                                     ----------
                                                                     $4,635,687
                                                                     ==========


   Goodwill and other intangible assets. During the fourth quarter of 2000, our management identified indicators of possible impairment of our long-lived assets, principally goodwill and other acquired intangible assets. These indicators included deterioration in the business climate for Internet advertising and other web-related companies, reduced levels of venture capital funding activity for Internet-based consumer businesses, significant declines in the market values of our competitors in the Internet advertising industry, recent changes in our 2001 operating and cash flow forecasts, and changes in our strategic plans for certain of our acquired businesses.

   With the assistance of independent valuation experts, we performed asset impairment tests by business unit, the lowest level for which there are identifiable cash flows. The tests were performed by comparing the expected undiscounted cash flows for a five-year period, plus a terminal value for future cash flows, to each business unit's carrying amount of the goodwill and other intangible assets resulting from purchase business combinations in which the acquired operations have continued to be managed as separate business units. We determined that the carrying amount of property and equipment and other tangible assets was not significant for the business units tested for impairment. Based on the results of these tests, we determined that business-unit goodwill and other intangible assets initially recorded in connection with the acquisitions of Narrative, Excite, iMALL, Perspecta, Webshots, Bluemountain.com, Kendara and Worldprints were impaired.

   We measured the impairment loss related to business units with impaired long-lived assets based on the amount by which the carrying amount of the goodwill and other intangible assets within each business unit exceeded their respective fair values. Measurement of fair value was based on an analysis by us, with assistance from independent valuation experts, of the best information available in the circumstances using reasonable and supportable assumptions and projections, and included the discounted cash flow and market comparison valuation methodologies. The discounted cash flow analysis considered the likelihood of possible outcomes and was based on our best estimate of projected future cash flows, including terminal value cash flows expected to result from the disposition of the asset at the end of its useful life, discounted at our weighted average cost of capital. Weighted average cost of capital was based on historical risk premiums required by investors for companies of our size, industry and capital structure and included risk factors specific to us. The market comparison method represented our estimate of the prices that a buyer would be willing to pay currently for similar assets, based on comparable products and services, customer base, risks, earnings capabilities and other factors. In addition, for the iMALL, Narrative and Perspecta business units, the fair value resulting from using the discounted cash flow method and the market comparison method were substantially equivalent, because both methods relied primarily on expected net realizable value based on sales comparables involving similar assets.

   We recorded an impairment write-down totaling $4,609.1 million during the fourth quarter of 2000. The impairment write-down within each business unit was allocated first to goodwill, and if goodwill was reduced to zero, to identifiable intangible assets in proportion to carrying values. This resulted in the allocation of the impairment write-down to each acquisition as follows:
$38.6 million to Narrative goodwill; $3,402.6 million to Excite goodwill; $352.8 million and $5.1 million to iMALL goodwill and identifiable intangible assets, respectively; $5.7 million to Perspecta goodwill; $15.3 million to Webshots goodwill; $684.2 million to Bluemountain.com goodwill; $62.2 million to Kendara goodwill; and $42.6 million to Worldprints goodwill. With the exception of iMALL, which was part of Commercial Services, each entity affected by these impairment write-downs was part of key operating segments in Media/Advertising as of December 31, 2000. For each impaired acquired intangible asset, we recorded a new basis as of December 31, 2000 based on the carrying amount as adjusted for impairment write-downs.

   We did not record any write-downs of long-lived assets during the years ended December 31, 1999 and 1998.

   Other assets. The write-down of other assets primarily included costs that would have been capitalized upon the formation of the Excite Chello joint venture and the acquisition of Pogo.com, Inc. On December 4, 2000, we announced the termination of the agreement to combine our international operations under a joint venture to be named Excite Chello in partnership with UPC and its parent company, UnitedGlobalCom. On January 8, 2001, we announced that we had terminated our agreement to acquire Pogo.com in accordance with the terms of the agreement.

Interest and other income, net

   Our net interest and other income consisted of the following for the years indicated (dollars in thousands):

                                                       2000    Change    1999
                                                     --------  ------  --------
   Interest and other income........................ $ 59,400   128%   $ 26,021
   Interest and other expense.......................  (49,528)  214%    (15,768)
                                                     --------   ---    --------
    Interest and other income, net.................. $  9,872    (4)%  $ 10,253
                                                     ========   ===    ========

   Net interest and other income decreased by 4% to $9.9 million for the year ended December 31, 2000 from $10.3 million for the year ended December 31, 1999. Interest and other income increased by 128% to $59.4 million for the year ended December 31, 2000 from $26 million for the year ended December 31, 1999 due primarily to higher realized gains from planned sales of other investments during 2000. Interest and other expense increased by 214% to $49.5 million for the year ended December 31, 2000 from $15.8 million for the year ended December 31, 1999 due primarily to the full-year impact of the interest expense on the 4.75% $500 million convertible notes issued in December 1999 and the increase in capital lease obligations in 2000 over the previous year. We expect net interest and other income to decrease in the future due to our declining investment balances and higher capital lease obligations.

Write-down of other investments

   In December 2000, we recorded impairment write-downs related to our other investments of $129.5 million, including write-downs related to publicly held investments of $107.1 million recorded against unrealized losses included in accumulated other comprehensive income and write-downs related to privately held investments of $22.4 million recorded directly against other investments. The impairment write-downs related to publicly held investments resulted from our conclusion that declines in the market value of certain investments below their carrying value were not temporary; generally, the fair market value was below the carrying value for a continuous period of six months or more. The impairment write-downs related to privately held investments resulted from our conclusion that the carrying value of certain investments was not recoverable, based on indicators such as limited liquidity and low prospects for additional financing.

Realized gain on investment held

   We recognized a gain of $12.6 million during the year ended December 31, 1999 as a result of an investee, a privately held company that we had accounted for under the cost method, being acquired in a common stock acquisition by a publicly traded company.

Equity share of losses of affiliated companies

   Affiliated companies, which we consider to be related parties, include our joint ventures that distribute the @Home and Excite service internationally and Work.com, an Internet portal aimed at small and medium-sized businesses. Work.com substantially ceased its operations on March 31, 2001. Our ownership interests in these joint ventures generally range from 15% to 50%, with the exception of Excite Japan and Excite UK. Although our ownership interests in the Excite Japan and Excite UK joint ventures exceed 50%, we have concluded that because our majority voting rights are restricted in certain respects by approval, veto, or participatory rights granted to the minority shareholders, these joint ventures have not been consolidated in our financial statements. Our investments accounted for under the equity method had carrying values of $35 million and $19 million as of December 31, 2000 and 1999, respectively. Our equity share of losses of affiliated companies increased by 381% to $46.1 million for the year ended December 31, 2000 from $9.6 million for the years ended December 31, 1999. This increase was due to the full-year impact in 2000 of Excite joint ventures acquired in May 1999 and the commencement of operations of @Home joint ventures during 1999. We expect to record further losses related to our equity share in these affiliated companies in the future.

Income taxes

   Due to operating losses incurred since inception, we did not record a provision for income taxes in 2000 or 1999. As of December 31, 2000 and 1999, we had net deferred tax assets of $702.6 million and $528.1 million, respectively, principally relating to net operating loss carryforwards and the temporary differences relating to the cost and amortization of distribution agreements recorded during the year ended December 31, 2000 and prior years. Realization of the deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. A valuation allowance has been recorded for the net deferred tax assets as of December 31, 2000 and 1999, since we lack an earnings history. Accordingly, we have not recorded any income tax benefit for net losses incurred for any period from inception through December 31, 2000.

Net loss

   Our net loss increased by 410% to $7,439.8 million for the year ended December 31, 2000 from $1,457.6 million for the year ended December 31, 1999. The increase in the net loss was due predominantly to the write down of goodwill, other intangible assets and other assets of $4,635.7 million and costs and amortization of acquisition-related amounts, which increased to $2,341.6 million in 2000 from $1,157 million in 1999. Our net loss for each period is due primarily to the cost and amortization of distribution agreements, costs and amortization of acquisition-related amounts and the write-down of goodwill and intangible and other assets, the substantial portion of which did not require cash outlay. In addition, our net loss includes non-operating items such as our equity share of losses of affiliated companies and realized gain on investment held. Excluding all such items, our net loss would have been $115.8 million and $11.7 million for the years ended

December 31, 2000 and 1999. The increase in net loss excluding such items in 2000 over 1999 was due primarily to operating costs increasing at a faster pace than revenues. We will continue to generate net losses in the foreseeable future primarily due to the significant non-cash charges associated with the costs and amortization related to acquisitions and distribution agreements. The amount of future net loss or income before such costs and amortization will depend on the level of our future revenues and the costs required to generate those revenues.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Revenues

   We accounted for the Excite acquisition as a purchase and Excite's revenues have been included in our results of operations commencing on May 28, 1999, the date of its acquisition. Excite operates primarily in the Media/Advertising and International business segments, and therefore we believe that comparisons of our revenues during 1999 to those during 1998 are not relevant for purposes of indicating revenue growth in future years with respect to the Media/Advertising and International business segments.

   The following represents our revenues by business segment for the years indicated (dollars in thousands):

                                                           1999   Change   1998
                                                         -------- ------  -------
   Revenues:
    Consumer access.....................................   91,128   309%   22,292
    Commercial services.................................   35,487    89%   18,739
    Media/advertising...................................  197,067 3,520%    5,444
    International.......................................   13,273   745%    1,570
                                                         -------- -----   -------
     Total revenues..................................... $336,955   601%  $48,045
                                                         ======== =====   =======

  Consumer Access

   Consumer Access revenues increased by 309% to $91.1 million, or 27% of total revenues, for the year ended December 31, 1999 from $22.3 million, or $46% of total revenues, for the year ended December 31, 1998. The increase in Consumer Access revenues was primarily attributable to the growth in the number of subscribers to the @Home service. We had 50,000 @Home subscribers as of the beginning of 1998 and 331,000 as of December 31, 1998, for an increase of 281,000 or 562% during 1998. We had 1,117,000 @Home subscribers as of December 31, 1999, for an increase of 786,000 or 237% during 1999.

  Commercial Services

   Commercial Services revenues increased by 89% to $35.5 million, or 11% of total revenues, for the year ended December 31, 1999 from $18.7 million, or $39% of total revenues, for the year ended December 31, 1998. This increase was primarily attributable to the growth of customers to the @Work service. We had 330 @Work customers as of the beginning of 1998 and 1,700 as of December 31, 1998, for an increase of 1,370 or 415% during 1998. We had 5,120 @Work customers as of December 31, 1999, for an increase of 3,420 or 201% during 1999.

  Media/Advertising

   Media/Advertising revenues increased by 3,520% to $197 million, or 58% of total revenues, for the year ended December 31, 1999 from $5.4 million, or 11% of total revenues, for the year ended December 31, 1998. A predominant portion of this increase was a result of the Excite acquisition, which was completed on May 28, 1999 and was therefore reflected in our consolidated revenues for a significant portion of the year ended December 31, 1999.

  International

   Revenues from International increased by 745% to $13.3 million, or 4% of total revenues, for the year ended December 31, 1999, from $1.6 million, or 3% of total revenues, for the year ended December 31, 1998. International revenue earned from our unconsolidated international joint ventures was $10.2 million for the year ended December 31, 1999; there was no such revenue for the year ended December 31, 1998. International revenue earned by our consolidated operations outside of North America was $3.1 million and $1.6 million during the years ended December 31, 1999 and 1998, respectively. The increase in International revenues was due primarily to the acquisition of Excite and pre-deployment consulting on a cost-plus basis provided to several @Home joint ventures formed during 1999.

  Revenue from related parties

   Revenue from related parties increased by 174% to $28.8 million, or 9% of total revenues, for the year ended December 31, 1999 from $10.5 million, or 22% of total revenues, for the year ended December 31, 1998. Revenue from related parties included revenue of $18.6 million and $10.5 million for the years ended December 31, 1999 and 1998, respectively, related to services such as advertising arrangements, support services including customer service, local area content development, development of set-top devices and pre-commercial deployment consulting provided to our cable partners with significant investments in our common stock. Revenue from related parties also included revenue of $10.2 million for the year ended December 31, 1999 related to consulting and other services rendered to our international and other joint ventures, including arrangements on a cost-plus basis; there was no such revenue during the year ended December 31, 1998.

  Revenue related to our strategic investments

   Revenue related to our strategic investments increased by 3,163% to $26.1 million, or 8% of total revenues, for the year ended December 31, 1999, from $0.8 million, or 2% of total revenues, for the year ended December 31, 1998.

  Barter revenue

   Revenue from barter transactions involving the exchange of advertising for advertising was $19 million for the year ended December 31, 1999 and there was no such revenue for the year ended December 31, 1998. Revenue recognized from other barter transactions was $3.7 million for the year ended December 31, 1999 and there was no such revenue during the year ended December 31, 1998.

  Operating costs

   We accounted for the Excite acquisition as a purchase and Excite's operating costs have been included in our results of operations commencing on May 28, 1999, the date of its acquisition. Therefore, we believe that comparisons of our operating costs that include 1999 are not relevant for purposes of indicating the trend of our operating costs for 2000 and future years.

   Our operating costs were as follows for the years indicated:

                                                        1999    Change   1998
                                                     ---------- ------ --------
   Operating costs:
    Cost of services and products................... $  143,056  205%  $ 46,965
    Product development and engineering.............     54,805  222%    17,009
    Sales and marketing.............................    130,725  623%    18,091
    General and administrative......................     30,276  144%    12,429
    Costs and amortization of distribution
     agreements.....................................    291,967  188%   101,385
    Costs and amortization of goodwill, intangible
     assets, deferred compensation and other
     acquisition-related amounts....................  1,157,009  n/a      2,758
                                                     ----------  ---   --------
   Total operating costs ........................... $1,807,838  810%  $198,637
                                                     ==========  ===   ========

  Cost of services and products

   Cost of services and products increased by 205% to $143.1 million, or 42% of total revenues, for the year ended December 31, 1999, from $47 million, or 98% of total revenues, for the year ended December 31, 1998. Approximately two-thirds of this increase was in Consumer Access and Commercial Services due to network maintenance, depreciation of network equipment, connectivity costs and customer service operations related to the increase in our @Home and @Work customers and our efforts to expand our broadband network. The remaining one-third of the increase was due to hosting and ad serving costs and royalties, license agreements and revenue share arrangements for content in Media/Advertising, primarily due to our acquisition of Excite on May 28, 1999, which resulted in Excite's cost of services and products being consolidated in our results of operations for a portion of the year ended December 31, 1999.

   Gross Margin. We define gross margin as total revenues minus cost of services and products, excluding cost and amortization of distribution agreements, which is a presentation not in conformity with generally accepted accounting principles. Gross margin increased by 19,300% to $194 million, or 58% of total revenues, for the year ended December 31, 1999, from $1 million, or 2% of total revenues, for the year ended December 31, 1998. The increase in gross margin and gross margin as a percentage of total revenues was primarily due to our higher revenue levels in 1999 as compared to 1998, including Media/Advertising revenues resulting from the acquisition of Excite in May 1999. Media/Advertising revenues historically have lower direct costs than Consumer Access and Commercial Services revenues.

  Product development and engineering

   Product development and engineering costs increased by 222% to $54.8 million, or 16% of total revenues, for the year ended December 31, 1999, from $17 million, or 35% of total revenues, for the year ended December 31, 1998. Approximately one-half of the increase was due to higher development and engineering costs in Commercial Services and Consumer Access related to costs associated with expanding our broadband network and backbone as well as development of new Internet technologies such as advanced digital set-top boxes, technologies for the @Work service and e-commerce applications. The other one-half of the increase was due to higher development and engineering costs in Media/Advertising related to the Excite Network, including costs associated with the Excite broadband portal.

  Sales and marketing

   Sales and marketing costs increased by 623% to $130.8 million, or 39% of total revenues, for the year ended December 31, 1999, from $18 million, or 38% of total revenues, for the year ended December 31, 1998. Approximately three-fourths of this increase was due to sales and marketing costs incurred in 1999 related to Excite, which we acquired in May 1999. Excite maintains a direct sales force and engages in marketing activities to promote its brands and customer loyalty. The remaining one-fourth of the increase was due primarily to marketing costs associated with @Home and @Work subscriber acquisitions.

  General and administrative

   General and administrative costs increased by 144% to $30.3 million, or 9% of total revenues, for the year ended December 31, 1999, from $12.4 million, or 26% of total revenues, for the year ended December 31, 1998. This increase was attributable primarily to the addition of personnel from Excite and the expansion of administrative personnel, facilities and computer systems to support the growth of our operations and business strategy.

  Cost and amortization of distribution agreements

   Cost and amortization of distribution agreements increased by 188% to $292 million for the year ended December 31, 1999 from $101.4 million for the year ended December 31, 1998 due primarily to an increase in the cost of distribution agreements in 1999 as compared to 1998. Amortization of distribution agreements increased by 53% to $78.8 million for the year ended December 31, 1999 from $51.6 million for the year ended December 31, 1998. The increase in amortization was due to an increase in 1999 as compared to 1998 in the number of warrants earned by cable partners that met performance criteria under distribution agreements. We recorded distribution agreements of $204.7 million and $74.5 million during the years ended December 31, 1999 and 1998, respectively. Cost of distribution agreements increased 328% to $213.1 million for the year ended December 31, 1999 from $49.8 million for the year ended December 31, 1998. This increase was attributable to our cable partners earning more warrants in 1999 than 1998 based on the level of performance achieved by the cable partners during each year.

  Costs and amortization of goodwill, intangible asset, deferred compensation and other acquisition-related amounts

   Acquisition-related costs and amortization were as follows for the years indicated (dollars in thousands):

                                                         1999    Change   1998
                                                      ---------- ------  ------
   Amortization of goodwill and other acquired
    intangible assets................................ $1,103,005   n/a   $   --
   Amortization of acquisition-related deferred
    compensation.....................................      2,428   n/a       --
   Write-off of purchased in-process research and
    development......................................     36,715 1,231%   2,758
   Compensation expense from acquisition-related
    acceleration of stock option vesting.............      7,900   n/a       --
   Other acquisition-related costs...................      6,961   n/a       --
                                                      ---------- -----   ------
    Total acquisition-related costs and expenses..... $1,157,009   n/a   $2,758
                                                      ========== =====   ======

   Amortization of goodwill and other acquired intangible assets. Through December 31, 1999, we recorded goodwill of $8,353.9 million and other acquisition-related intangible assets of $383.1 million. These assets are being amortized to expense generally over three to four years. Amortization of goodwill and acquisition-related intangibles was $1,103 million for the year ended December 31, 1999. There was no amortization during the year ended December 31, 1998 since our first acquisition occurred at the end of 1998.

   Amortization of acquisition-related deferred compensation. Amortization of deferred compensation related to acquisitions was $2.4 million during the year ended December 31, 1999. There was no amortization during the year ended December 31, 1998 because we did not have any acquisitions prior to 1999 where purchase consideration was allocated to deferred compensation.

   Write-off of purchased in-process research and development. The fair value assigned to purchased in-process research and development in the allocation of purchase consideration includes research and development projects for which technological feasibility had not been achieved at the date of acquisition and which had no alternative future use, and consisted of $36.7 million and $2.8 million for the years ended December 31, 1999 and 1998, respectively. This allocation of fair value is charged to operations at the date of acquisition. During 1999, we recorded charges of $34.4 million for Excite, $1.9 million for iMALL, and $0.4 million for Webshots, and during 1998 we recorded charges of $2.7 million for Narrative and $0.1 million for Full Force. Please see this section under "Year Ended December 31, 2000 Compared to Year Ended December 31, 1999" for further discussion above the methodologies we use to determine purchased in-process research and development charges.

   Compensation expense from acquisition-related acceleration of stock option vesting. The vesting of certain stock options issued to employees was accelerated as a result of our acquisition of Excite in May 1999 and the $7.9 million intrinsic value of these options was charged to operations during the year ended December 31, 1999. There were no acquisition-related accelerations of stock option vesting during the year ended December 31, 1998.

   Other acquisition-related costs. Costs directly associated with our acquisitions that were not capitalized as part of the purchase consideration were $7 million for the year ended December 31, 1999; there were no such costs during the year ended December 31, 1998. These costs were incurred primarily as a result of personnel, systems and technology integration efforts related to Excite, iMALL and Bluemountain.com.

Interest and other income, net

   Our net interest and other income consisted of the following amounts for the years indicated (dollars in thousands):

                                                       Year Ended December 31,
                                                       ------------------------
                                                         1999    Change  1998
                                                       --------  ------ -------
   Interest and other income, net:
    Interest and other income......................... $ 26,021   209%  $ 8,410
    Interest and other expense........................  (15,769)  690%   (1,997)
                                                       --------   ---   -------
     Total interest and other income, net............. $ 10,252    60%  $ 6,413
                                                       ========   ===   =======

   Net interest and other income increased by 60% to $10.3 million for the year ended December 31, 1999 from $6.4 million for the year ended December 31, 1998. Interest and other income increased by 209% to $26 million for the year ended December 31, 1999 from $8.4 million for the year ended December 31, 1998 due primarily to higher investment balances during 1999. Interest and other expense increased by 690% to $15.8 million for the year ended December 31, 1999 from $2 million for the year ended December 31, 1998 due primarily to the full-year impact of the interest expense on our convertible subordinated debentures issued in December 1998 and the increase in capital lease obligations in 1999 over the previous year.

Realized gain on investment held

   We recognized a gain of $12.6 million during the year ended December 31, 1999 as a result of an investee, a privately held company that we had accounted for under the cost method, being acquired in a common stock acquisition by a publicly traded company.

Equity share of losses of affiliated companies

   Our equity share of losses of affiliated companies was $9.6 million for the years ended December 31, 1999; there was no equity share of losses for the year ended December 31, 1998 as we did not hold any investments accounted for under the equity method during 1998.

Income taxes

   Due to operating losses incurred since inception, we did not record a provision for income taxes in 1999 or 1998. As of December 31, 1999 and 1998, we had net deferred tax assets of $528.1 million and $92.5 million, respectively, principally relating to net operating loss carryforwards and the temporary differences relating to the cost and amortization of distribution agreements recorded during the year ended December 31, 1999 and prior years. Realization of the deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. A valuation allowance has been recorded for the net deferred tax assets as of December 31, 1999 and 1998, since we lack an earnings history. Accordingly, we have not recorded any income tax benefit for net losses incurred for any period from inception through December 31, 1999.

Net loss

   Our net loss increased by 911% to $1,457.6 million for the year ended December 31, 1999 from $144.2 million for the year ended December 31, 1998. The increase in the net loss was due predominantly to costs and amortization of acquisition-related amounts, which increased to $1,157 million in 1999 from $2.8 million in 1998. Our net loss for each period is due primarily to the cost and amortization of distribution agreements and costs and amortization of acquisition-related amounts, the substantial portion of which did not require cash outlay. In addition, our net loss includes non-operating items such as our equity share of losses of affiliated companies and realized gain on investment held. Excluding all such items, our net loss would have been $11.7 million and $40 million for the years ended December 31, 1999 and 1998, respectively. The decrease in net loss excluding such items in 1999 over the previous year was due primarily to revenues increasing at a faster pace than operating costs. We will continue to generate net losses in the foreseeable future due to the significant non-cash charges associated with the costs and amortization related to acquisitions and distribution agreements.

Liquidity and Capital Resources

   Since our inception, we have financed our operations primarily through private and public sales of equity securities and convertible debt securities and capital lease and other financing arrangements. As of December 31, 2000, our principal source of liquidity was approximately $200.8 million of cash, cash equivalents and short-term investments, compared with $525.2 million as of December 31, 1999. Our short-term investments consist predominantly of debt instruments that mature in less than one year, are highly liquid and have a high-quality investment rating. We intend to make our short-term investments available, if and when needed, for operating purposes.

   The following represents the summary of our cash flows for the years indicated (dollars in thousands):

                                                   2000    Change    1999
                                                 --------  ------  ---------
   Cash and cash equivalents as of the end of
    the year.................................... $ 98,647   (56)%  $ 224,548
   Cash provided by (used in) operating
    activities..................................  (75,883)  n/a      112,403
   Cash used in investing activities............  (63,152)  (91)%   (708,201)
   Cash provided by financing activities........   13,134   (97)%    519,644

Operating Activities

   Cash used in operating activities during the year ended December 31, 2000 was $75.9 million, compared to cash provided by operating activities of $112.4 million during the year ended December 31, 1999. This net change of $188.3 million in cash used in operating activities between 2000 and 1999 was primarily due to changes in our operating assets and liabilities amounting to $111.3 million and an increase in our net loss excluding non-cash charges of $77 million during 2000 as compared to 1999. The increase in net loss excluding non-cash charges was primarily due to operating costs increasing at a faster rate than our revenues.

   We anticipate that we will have to use our cash reserves to support our operating activities during 2001. In addition, Cox and Comcast may assert that they are entitled to delay payments equal to 20% to 60% of the amounts each company owes to us under our distribution agreements until we enter into service level agreements with these companies which require our network to achieve specified performance targets. This could result in a decrease in our cash inflows. Please refer to the Transition Service Level Plan that is filed with Exhibit 10.20 to this annual report.

Investing Activities

   Cash used in investing activities during the year ended December 31, 2000 was $63.2 million, compared to $708.2 million during the year ended December 31, 1999. Cash used in investing activities was $645 million higher during 1999 than 2000 due primarily due to the $350 million cash component of the purchase price of Bluemountain.com, which we acquired in December 1999. As a result, cash paid for business combinations net of cash received during 1999 was $310 million higher than during 2000. We also had net sales of short-term investments of $198.6 million during 2000 compared to net purchases of $161.7 million during 1999, resulting in $360.3 million more cash used in investing activities during 1999 as compared to 2000. The remaining net change in cash used in investing activities was due primarily to an increase in purchases of property, plant and equipment of $88 million during 2000, net of a decrease in purchases of other investments and investments in joint ventures of $54 million during 2000. We anticipate that cash used in investing activities in the future will be due primarily to capital expenditures for facilities and equipment to support expansion of our business and network operations, and sales and maturities of short-term investments will decrease due to the lower amount of short-term investments that we currently hold.

Financing Activities

   Cash provided by financing activities during the year ended December 31, 2000 was $13.1 million, compared to $519.6 million during 1999. Cash provided by financing activities was higher in 1999 than 2000 due primarily to the net proceeds of $485.8 million from our issuance of 4.75% convertible subordinated notes due 2006 in December 1999. The $350 million cash portion of the purchase price of Bluemountain.com was financed from the net proceeds of this issuance of convertible notes. In addition, we paid $64.6 million in capital lease obligations in 2000, an increase of $30 million in payments over our payments on capital lease obligations during 1999. We anticipate that payments on capital lease obligations will increase in the future as we finance the purchase of network equipment to support expansion of our business.

Commitments

   As of December 31, 2000, we had commitments under our capital leases and other equipment financings to repay approximately $156.2 million plus interest over the next 36 months with a substantial portion of this amount due within 12 months.

   Under our $500 million of convertible subordinated notes issued in December 1999, we are required to make annual interest payments of $23.8 million. These notes mature in December 2006. Annual interest payments on our $437 million convertible subordinated debentures that mature in December 2018 are $2.3 million.

   Under our joint venture agreements, we may be required to make periodic cash contributions to fund joint venture operations to avoid dilution, and we have a remaining commitment to contribute up to $13 million under our At Home Japan joint venture agreement.

   Our corporate headquarters, including recently constructed facilities, consist of approximately 670,000 square feet in Redwood City, California, which we occupy under 12 to 15 year leases. In addition, we have entered into leases for additional nearby facilities comprised of approximately 250,000 square feet. Total annual rental payments for facilities with remaining lease term over one year were approximately $30 million as of December 31, 2000. In addition, we had commitments for leasehold improvements related to additional facilities under construction of $19.5 million as of December 31, 2000.

   We believe that our existing cash balances and cash flows from operating, investing and financing activities will be sufficient to fund our operating needs and to meet the commitments described above for at least the next 12 months. However, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing such as selling additional equity or debt securities or obtaining additional credit facilities.

We may also need additional cash in the future to support our investment in the enhancement and expansion of our network, or we may be required to seek alternative financing at some future date if cash generated by operations is insufficient to satisfy our long-term liquidity requirements. Depending on market conditions, we may consider alternative financing even if our financial resources are adequate to meet presently anticipated business requirements. The trading price of our common stock and the downturn in the U.S. stock and debt markets generally make it more difficult for us to obtain financing through the issuance of equity or debt securities. Financing may not be available on terms acceptable to us or at all. The sale of additional equity or convertible debt securities will result in additional dilution to our stockholders. Please also see "Risk Factors--Risks Related to Our Business Generally."

Impact of Adoption of New Accounting Standards

   In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires that entities recognize all derivatives in the balance sheet at fair value and record gains and losses resulting from changes in fair value according to the purpose of the derivative and whether it qualifies as a hedge. We adopted SFAS No. 133 on January 1, 2001 and its adoption did not have a material impact on our financial position or results of operations, as we hold no derivative financial instruments and we do not currently engage in hedging activities.

   In December 1999, the SEC issued SAB No. 101, "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 outlines the basic criteria that must be met in order to recognize revenue and provides guidance for disclosures related to revenue recognition policies. In October 2000, the SEC issued additional written guidance to further supplement SAB 101. The adoption of SAB No. 101 in 2000 did not have a material impact on our financial position and results of operations.

   In March 2000, the FASB issued Interpretation (FIN) No. 44, "Accounting for Certain Transactions Involving Stock Compensation." FIN 44 clarifies the application of Accounting Principles Board Opinion No. 25 for certain issues relating to stock compensation such as criteria for determining when a plan is non-compensatory, the accounting consequences of modifications to the terms of a fixed award, and the accounting for stock compensation related to business combinations, among others, and is effective July 1, 2000. The adoption of FIN 44 did not have a material impact on our financial position or results of operations.

   On February 14, 2001, the FASB issued a limited revision of its September 7, 1999 Exposure Draft, "Business Combinations and Intangible Assets", that proposes to significantly change the accounting for goodwill acquired in a purchase business combination. Under the revised proposal, goodwill would not be amortized but would be reviewed for impairment, using a complex methodology different from the original proposal, when an event occurs indicating the potential for impairment. Goodwill impairment charges would be presented as a separate line item within the operating section of the income statement. The nonamortization approach would apply to previously recorded goodwill as well as goodwill arising from acquisitions completed after the application of the new standard. Amortization of the remaining book value of goodwill would cease and the new impairment-only approach would apply. The FASB expects to release the final statement in June 2001. The provisions of the proposed statement are to be applied at the beginning of the first fiscal quarter following its issuance.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   The following discusses our exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates.

Interest Rate Sensitivity

Short-Term Investments

   We had short-term investments of $102.1 million as of December 31, 2000. These short-term investments consist predominantly of highly liquid debt instruments that are of a high-quality investment grade and mature in one year or less. These investments are subject to interest rate risk in that their value will fall if market interest rates increase. A hypothetical increase of 10 percent in market interest rates from levels as of December 31, 2000 would cause the fair value of these short-term investments to decline by an immaterial amount. Because we are not required to sell these investments before maturity, we have the ability to avoid realizing losses on these investments due to a sudden change in market interest rates. However, we could choose to sell these investments before maturity at a loss. Also, declines in interest rates over time will reduce our interest income on future investments.

Outstanding Convertible Debt

   As of December 31, 2000, we had two issuances of long-term convertible debt outstanding. The balance of our convertible debentures issued in December 1998, net of unamortized original issue discount, was approximately $243.5 million as of December 31, 2000 and bears an effective interest rate of approximately 4%. Our convertible notes issued in December 1999 had an outstanding balance of $500 million on December 31, 2000 and bear a fixed rate of interest of 4.75%. In some circumstances, we may be required to redeem these debt instruments for our Series A common stock or cash. Because the interest rates on these debt instruments are fixed, a hypothetical 10 percent increase or decrease in market interest rates would not have a material impact on us. Increases in market interest rates could, however, increase the interest expense associated with future borrowings by us, if any. We do not hedge against interest rate increases.

Equity Price Risk

   We own shares of privately held and publicly held companies that we classify as other investments in our consolidated balance sheets. We generally value our investments in privately held companies at cost. Because many of these companies are technology startups in an early stage of development and may never develop into commercially viable businesses, these investments are inherently risky and we may incur losses related to our investments in these companies. We value our investments in publicly held companies using the closing fair market value stated in the Wall Street Journal for the last day of each month. We write-down our investments in privately held and publicly held companies when there is a permanent decline in value. We wrote-down $129.5 million of such investments during the year ended December 31, 2000. The fair market value of our other investments was $73.6 million as of December 31, 2000, and these other investments are at risk for further declines in the future in the fair market value of publicly held investments or the cost basis of privately held investments. We do not hedge against equity price changes.

Foreign Currency Exchange Rate Risk

   Substantially all of our revenues are realized in U.S. dollars and most of our revenues are from customers located in the United States. Therefore, our foreign currency exchange rate risk is substantially limited to funding commitments to our international joint ventures. Because the timing and amount of the required contributions is not predictable, we do not typically hedge against foreign currency exchange rate changes and we did not hold any such hedges as of December 31, 2000.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Supplementary Data

                                                                           Page
                                                                           ----
Consolidated Financial Statements as of December 31, 2000 and 1999 and
 for the Three Years Ended December 31, 2000, 1999 and 1998:
  Report of Ernst & Young LLP, Independent Auditors......................   59
  Consolidated Balance Sheets............................................   60
  Consolidated Statements of Operations..................................   61
  Consolidated Statements of Stockholders' Equity........................   62
  Consolidated Statements of Cash Flows..................................   63
  Notes to Consolidated Financial Statements.............................   64

Quarterly Financial Information for the Two Years Ended December 31, 2000
 (Unaudited).............................................................   95

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
At Home Corporation

   We have audited the accompanying consolidated balance sheets of At Home Corporation as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule presented at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of At Home Corporation at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                           /s/ ERNST & YOUNG LLP

Palo Alto, California
January 24, 2001

                              AT HOME CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                           December 31,
                                                      ------------------------
                                                         2000         1999
                                                      -----------  -----------
                                     ASSETS
Current assets:
 Cash and cash equivalents (including restricted cash
  of $34,139 in 2000 and $988 in 1999)............... $    98,647  $   224,548
 Short-term investments..............................     102,115      300,675
                                                      -----------  -----------
   Total cash, cash equivalents and short-term
    investments......................................     200,762      525,223
 Accounts receivable, net of allowance of $10,000 in
  2000 and $3,454 in 1999............................      65,899       52,253
 Accounts receivable -- related parties..............      54,126       18,279
 Other current assets................................      42,626       35,151
                                                      -----------  -----------
   Total current assets..............................     363,413      630,906
Property, equipment and improvements, net............     366,127      176,077
Investments in affiliated companies..................      35,032       19,015
Other investments....................................      73,628      273,005
Distribution agreements, net.........................     239,357      313,772
Goodwill and other acquired intangible assets, net...     908,788    7,614,847
Other assets.........................................     120,355       76,657
                                                      -----------  -----------
   Total assets...................................... $ 2,106,700  $ 9,104,279
                                                      ===========  ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable.................................... $    65,060  $    44,781
 Accounts payable -- related parties.................      10,892       22,916
 Accrued compensation and related expenses...........      21,940       15,632
 Deferred revenue....................................      40,381       56,844
 Other accrued liabilities...........................     101,826       63,044
 Current portion of capital lease and other
  obligations........................................      70,258       38,666
                                                      -----------  -----------
   Total current liabilities.........................     310,357      241,883
Convertible notes and debentures.....................     743,525      736,294
Capital lease and other obligations, less current
 portion.............................................      85,904       52,552
Other liabilities....................................      10,397        6,533
Commitments and contingencies (Note 8)
Stockholders' equity:
 Convertible preferred stock, $0.01 par value:
  Authorized shares -- 9,650,000
  Issued and outstanding shares -- 7,621 in 2000 and
   10,134 in 1999....................................     286,208      397,019
 Common stock, $0.01 par value:
  Authorized shares -- 1,110,000,000
  Issued and outstanding shares -- 405,362,314 in
   2000 and 384,754,355 in 1999......................   9,809,893    9,312,700
 Deferred compensation...............................     (34,070)     (50,493)
 Accumulated other comprehensive income..............      19,085       92,594
 Accumulated deficit.................................  (9,124,599)  (1,684,803)
                                                      -----------  -----------
   Total stockholders' equity........................     956,517    8,067,017
                                                      -----------  -----------
   Total liabilities and stockholders' equity........ $ 2,106,700  $ 9,104,279
                                                      ===========  ===========

  The accompanying notes are an integral part of these consolidated financial statements

                              AT HOME CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                 Year Ended December 31,
                                            -----------------------------------
                                               2000         1999        1998
                                            -----------  -----------  ---------
Revenues(/1/):
 Consumer access..........................  $   218,116  $    91,128  $  22,292
 Commercial services......................       61,118       35,487     18,739
 Media/advertising........................      308,006      197,067      5,444
 International............................       29,135       13,273      1,570
                                            -----------  -----------  ---------
Total revenues:...........................      616,375      336,955     48,045
Operating costs(/2/):
 Cost of services and products............      290,550      143,056     46,965
 Product development and engineering......       95,615       54,805     17,009
 Sales and marketing......................      290,017      130,725     18,091
 General and administrative...............       65,886       30,276     12,429
 Cost and amortization of distribution
  agreements..............................      171,102      291,967    101,385
 Costs and amortization of goodwill,
  intangible assets, deferred compensation
  and other acquisition-related amounts...    2,341,644    1,157,009      2,758
 Write-down of goodwill, other intangible
  assets and other assets.................    4,635,687           --         --
                                            -----------  -----------  ---------
Total operating costs.....................    7,890,501    1,807,838    198,637
                                            -----------  -----------  ---------
Loss from operations......................   (7,274,126)  (1,470,883)  (150,592)
Interest and other income, net............        9,872       10,253      6,413
Write-down of other investments ..........     (129,482)          --         --
Realized gain on investment held..........           --       12,566         --
Equity share of losses of affiliated
 companies................................      (46,060)      (9,574)        --
                                            -----------  -----------  ---------
Net loss..................................  $(7,439,796) $(1,457,638) $(144,179)
                                            ===========  ===========  =========
Net loss per share -- basic and diluted...  $    (18.73) $     (4.61) $   (0.63)
                                            ===========  ===========  =========
Shares used in per share computation --
 basic and diluted........................      397,235      316,441    228,479
                                            ===========  ===========  =========
- -------------
(/1/Revenue)from related parties..........  $    45,318  $    28,821  $  10,458
                                            ===========  ===========  =========
(/2/Depreciation)and amortization included
    in operating costs, excluding
    amortization of distribution
    agreements and acquisition-related
    amounts...............................  $   103,965  $    49,467  $  15,029
                                            ===========  ===========  =========

  The accompanying notes are an integral part of these consolidated financial statements

                              AT HOME CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                                Notes               Accum.
                          Convertible                         Receivable            Other
                        Preferred Stock      Common Stock        From    Deferred  Compre-
                        ----------------  ------------------    Stock-   Compen-   hensive   Accumulated   Total Stock-
                        Shares  Amount    Shares    Amount     Holders    sation    Income     Deficit    holders' Equity
                        ------ ---------  ------- ----------  ---------- --------  --------  -----------  ---------------
Balances at December
 31, 1997.............    --   $      --  237,206 $  370,111    $(319)   $ (4,399) $     --  $   (82,986)   $   282,407
Net issuance of Series
 A common stock in
 secondary offering...    --          --    5,750    125,725       --          --        --           --        125,725
Series A common stock
 issued and stock
 options assumed in
 acquisitions.........    --          --    2,488     94,953       --          --        --           --         94,953
Series A common stock
 issued upon exercise
 of warrants..........    --          --      192         --       --          --        --           --             --
Series A common stock
 issued under stock
 option and employee
 stock purchase plans,
 net of repurchases...    --          --      910      5,099       16          --        --           --          5,115
Repayment of notes
 receivable...........    --          --       --         --      303          --        --           --            303
Warrants to purchase
 Series A common stock
 under distribution
 agreements...........    --          --       --    124,287       --          --        --           --        124,287
Amortization of
 deferred
 compensation, net of
 cancelled stock
 options..............    --          --       --       (499)      --       1,519        --           --          1,020
Net loss..............    --          --       --         --       --          --        --     (144,179)      (144,179)
Net unrealized gain on
 available-for-sale
 investments..........    --          --       --         --       --          --     4,235           --          4,235
                                                                                                            -----------
Comprehensive loss....    --          --       --         --       --          --        --           --       (139,944)
                         ---   ---------  ------- ----------    -----    --------  --------  -----------    -----------
Balances at December
 31, 1998.............    --          --  246,546    719,676       --      (2,880)    4,235     (227,165)       493,866
Common and preferred
 stock issued and
 stock options and
 warrants assumed in
 acquisitions.........    11     418,175  126,808  8,083,468       --          --        --           --      8,501,643
Series A common stock
 issued upon exercise
 of warrants..........    --          --    5,417     10,507       --          --        --           --         10,507
Series A common stock
 issued under stock
 option and employee
 stock purchase plans,
 net of repurchases...    --          --    5,443     57,934       --          --        --           --         57,934
Warrants to purchase
 Series A common stock
 under distribution
 agreements...........    --          --       --    417,847       --          --        --           --        417,847
Conversion of Series A
 preferred stock to
 Series A common
 stock................    (1)    (21,156)     540     21,156       --          --        --           --             --
Warrants to purchase
 Series A common stock
 contributed to joint
 venture..............    --          --       --      2,112       --          --        --           --          2,112
Deferred compensation
 from stock options
 and restricted stock
 assumed in
 acquisitions.........    --          --       --         --       --     (51,061)       --           --        (51,061)
Amortization of
 deferred
 compensation.........    --          --       --         --       --       3,448        --           --          3,448
Net Loss..............    --          --       --         --       --          --        --   (1,457,638)    (1,457,638)
Net unrealized gain on
 available-for-sale
 investments..........    --          --       --         --       --          --    88,456           --         88,456
Foreign currency
 translation
 adjustment...........    --          --       --         --       --          --       (97)          --            (97)
                                                                                                            -----------
Comprehensive loss....    --          --       --         --       --          --        --           --     (1,369,279)
                         ---   ---------  ------- ----------    -----    --------  --------  -----------    -----------
Balances at December
 31, 1999.............    10     397,019  384,754  9,312,700       --     (50,493)   92,594   (1,684,803)     8,067,017
                         ---   ---------  ------- ----------    -----    --------  --------  -----------    -----------
Common and preferred
 stock issued and
 stock options and
 warrants assumed in
 acquisitions.........     3      76,258    6,689    137,631       --          --        --           --        213,889
Series A common stock
 issued upon exercise
 of warrants..........    --          --    1,873      6,406       --          --        --           --          6,406
Series A common stock
 issued under stock
 option and employee
 stock purchase plans,
 net of repurchases...    --          --    7,249     71,281       --          --        --           --         71,281
Warrants to purchase
 Series A common stock
 under distribution
 agreements...........    --          --       --     93,445       --          --        --           --         93,445
Conversion of Series A
 preferred stock to
 Series A common
 stock................    (5)   (187,069)   4,797    187,069       --          --        --           --             --
Warrants to purchase
 Series A common stock
 contributed to joint
 venture..............    --          --       --      1,361       --          --        --           --          1,361
Deferred compensation
 from stock options
 and restricted stock
 assumed in
 acquisitions.........    --          --       --         --       --      (5,364)       --           --         (5,364)
Amortization of
 deferred
 compensation.........    --          --       --         --       --      21,787        --           --         21,787
Net Loss..............    --          --       --         --       --          --        --   (7,439,796)    (7,439,796)
Net unrealized loss on
 available-for-sale
 investments..........    --          --       --         --       --          --   (73,668)          --        (73,668)
Foreign currency
 translation
 adjustment...........    --          --       --         --       --          --       159           --            159
                                                                                                            -----------
Comprehensive loss....    --          --       --         --       --          --        --           --     (7,513,305)
                         ---   ---------  ------- ----------    -----    --------  --------  -----------    -----------
Balances at December
 31, 2000.............     8   $ 286,208  405,362 $9,809,893    $  --    $(34,070) $ 19,085  $(9,124,599)   $   956,517
                         ===   =========  ======= ==========    =====    ========  ========  ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements

                              AT HOME CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                               Years Ended December 31,
                                           -----------------------------------
                                              2000         1999        1998
                                           -----------  -----------  ---------
CASH PROVIDED BY (USED IN) OPERATING
 ACTIVITIES
Net loss.................................  $(7,439,796) $(1,457,638) $(144,179)
Adjustments to reconcile net loss to cash
 used in operating activities:
 Depreciation and amortization...........      102,945       48,447     14,009
 Amortization of distribution
  agreements.............................       95,551       78,843     51,591
 Cost of distribution agreements.........       75,551      213,124     49,794
 Amortization of deferred and other
  stock-based compensation...............       21,787       11,179      1,020
 Amortization of goodwill and other
  intangible assets......................    2,310,273    1,103,005         --
 Impairment write-down of goodwill and
  acquired intangible assets.............    4,609,086           --         --
 Impairment write-down of other
  investments............................      129,482           --         --
 Accretion of discount on convertible
  debentures.............................        9,715        6,950         --
 Recognition of non-cash gain on
  investment.............................           --      (12,556)        --
 Charge for purchased in-process research
  and development........................           --       36,715      2,758
 Equity share of losses of affiliated
  companies..............................       46,060        9,574         --
 Changes in assets and liabilities:
 Accounts receivable.....................      (47,179)      (8,972)    (8,099)
 Other assets............................       (8,580)      (6,691)    (9,143)
 Accounts payable........................          (50)      39,198      5,822
 Accrued liabilities.....................       44,401        7,983      4,825
 Deferred revenues.......................      (27,907)      43,157      3,126
 Other long-term liabilities.............        2,778           85     (1,736)
                                           -----------  -----------  ---------
Cash provided by (used in) operating
 activities..............................      (75,883)     112,403    (30,212)
CASH USED IN INVESTING ACTIVITIES
Purchases of short-term investments......     (110,786)    (340,050)  (135,342)
Sales and maturities of short-term
 investments.............................      309,346      178,386     92,922
Purchases of other investments...........      (38,470)    (104,732)        --
Sales of other investments...............       46,191           --      4,291
Net purchases of property, equipment and
 improvements............................     (129,080)     (57,358)   (16,793)
Capitalized software development costs...      (19,712)      (3,451)        --
Payments under backbone agreement........      (48,199)     (57,052)        --
Investment in joint ventures.............      (66,045)      (7,561)        --
Business combinations, net of cash
 received................................       (6,397)    (316,383)       144
                                           -----------  -----------  ---------
Cash used in investing activities........      (63,152)    (708,201)   (54,778)
CASH PROVIDED BY FINANCING ACTIVITIES
Proceeds from issuance of convertible
 debt....................................           --      485,750    222,466
Proceeds from issuance of common stock,
 net of repurchases......................       77,687       68,441    130,828
Payments on capital lease obligations....      (64,553)     (34,547)   (12,118)
Repayment of notes receivable from
 stockholders............................           --           --        303
                                           -----------  -----------  ---------
Cash provided by financing activities....       13,134      519,644    341,479
                                           -----------  -----------  ---------
Net increase (decrease) in cash and cash
 equivalents.............................     (125,901)     (76,154)   256,489
Cash and cash equivalents, beginning of
 period..................................      224,548      300,702     44,213
                                           -----------  -----------  ---------
Cash and cash equivalents, end of period
 (including restricted cash of $34,139 in
 2000, $988 in 1999 and $ - in 1998).....  $    98,647  $   224,548  $ 300,702
                                           ===========  ===========  =========
SUPPLEMENTAL DISCLOSURES
 Interest paid...........................  $    36,722  $     7,236  $   2,148
                                           ===========  ===========  =========
 Acquisition of equipment under capital
  leases.................................  $   129,497  $    54,322  $  12,872
                                           ===========  ===========  =========
 Warrants to purchase Series A common
  stock earned by cable partners and
  capitalized as distribution
  agreements.............................  $    17,894  $   204,723  $  74,493
                                           ===========  ===========  =========
 Conversion of preferred stock to common
  stock..................................  $   187,069  $    21,156  $      --
                                           ===========  ===========  =========
 Mergers and acquisitions:
 Common and preferred stock issued and
  options and warrants exercisable for
  common stock assumed...................  $   213,889  $ 8,501,643  $  94,953
                                           ===========  ===========  =========
 Liabilities assumed.....................  $     2,590  $   114,697  $   2,589
                                           ===========  ===========  =========

  The accompanying notes are an integral part of these consolidated financial statements

                              AT HOME CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Summary of Significant Accounting Policies

The Company

   At Home Corporation, or Excite@Home, which was incorporated in the state of Delaware on March 28, 1995, is a global provider of broadband network services. Through its ownership of our common stock, AT&T has majority voting control of our company. Our primary offerings are the @Home service, which is a broadband Internet service delivered, with the assistance of our cable partners, to consumers via the hybrid fiber-coaxial cable infrastructure, and the Excite Network, an Internet portal providing users a broad array of information in categories such as news, finance and entertainment, as well as services such as search, e-mail, chat, voice mail and address books.

Dependence on Cable System Operators

   We have strategic partnerships with cable system operators that provide, through their cable systems, the principal distribution network for our services to subscribers. Our cable partners have granted us the exclusive right to offer high-speed residential consumer Internet services over their cable systems, subject to specified exceptions. However, these cable partners are under no obligation to carry our services. In addition, the cable partners' exclusivity obligations to us begin expiring in June 2002, and may be terminated prior to that date under certain circumstances. In March 2000, we executed letter agreements with our principal cable partners, AT&T, Cox and Comcast, to extend our distribution agreements on a non-exclusive basis through June 4, 2006 with Cox and Comcast and June 4, 2008 with AT&T. This letter agreement granted Cox and Comcast the right to terminate their exclusivity obligations with us by delivering written notice to us, on or after June 4, 2001. This letter agreement also granted Cox and Comcast the right to provide a portion of our broadband network services to subscribers themselves, or to terminate entirely our distribution agreements with these cable partners.

   Transmission of data over cable is dependent on the availability of high-speed two-way hybrid fiber-coaxial cable infrastructure. Currently, a significant portion of the cable infrastructure in the United States has not been upgraded and is not capable of two-way data transmission. Cable system operators have made major infrastructure investments in order to deploy data-over-cable services, but there are no assurances as to the timing and rate of such infrastructure improvements in the future.

   Because we do not offer the @Home service directly to customers, the rate at which we are able to obtain new subscribers depends on the level and effectiveness of the efforts of our cable partners to promote our broadband services in particular regions. We cannot predict the rate at which our cable partners will add new subscribers to our services. If our cable partners do not actively and effectively promote our services, we will not be able to reach the level of subscribers necessary to achieve a profitable business model.

   Certain parties, including other Internet service providers, have petitioned federal, state and local authorities to require cable operators to provide Internet and online service providers with unbundled access to their cable systems. The rates that our cable partners charge for this third-party access, or for the @Home services, could also be subject to rate regulation or tariffing requirements. Our financial position and results of operations would likely be materially adversely affected if our cable partners or we are classified as common carriers, or if government authorities require third-party access to cable networks or unaffiliated Internet service providers. In addition, several of our cable partners have initiated trials involving multiple Internet service providers and have announced that they intend to allow customers in their broadband cable systems to choose their Internet service provider upon expiration of our exclusivity agreements with them. The terms and conditions of broadband cable delivery agreements that will be executed by Excite@Home, our cable partners and other Internet service providers after expiration of our exclusivity agreements are uncertain.

Dependence on Key Technology Suppliers

   We currently depend on a limited number of suppliers for certain key technologies, including cable modems, which are needed to build, manage and operate our services. Although we believe that there are alternative suppliers for each of these technologies, the loss of any of our relationships with our current suppliers could have a material adverse effect on our financial condition and results of operations.

Significant Accounting Policies

Basis of Presentation

   The consolidated financial statements include the accounts of Excite@Home and its consolidated subsidiaries, all of which are wholly owned. All significant intercompany transactions and balances have been eliminated in consolidation. Investments, including joint ventures, in entities owned 20% or more but less than majority owned and not otherwise controlled by us are accounted for under the equity method and presented in the consolidated balance sheets as investments in affiliated companies.

Reclassifications

   Certain reclassifications have been made to previously reported amounts in the consolidated financial statements in order to conform to the current presentation.

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

Revenue Recognition

   Our revenues are recorded in accordance with the Securities and Exchange Commission's (SEC) Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition". We recognize revenues when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, fees are fixed and determinable, and collectibility is reasonably assured. For contracts with multiple elements, we allocate the contract value to each element based on its fair value and we recognize revenue as each element is delivered.

   Monthly customer subscription revenue for the @Home and @Work services is recognized in the period in which subscription services are provided. We also earn revenue from cable system operators for providing certain support services, such as customer support, local area content development and pre-commercial deployment fees, and this revenue is recognized as the services are performed. We have also entered into agreements with cable system operators and other third parties for the development, deployment and marketing of additional services. Revenue for these development agreements is recognized on the percentage of completion basis.

   Our revenues also include online advertising revenue derived from short-term advertising contracts in which we guarantee a minimum number of impressions (a view of an advertisement by a consumer) for a fixed fee. We also enter into a number of longer-term advertising and sponsorship agreements. Under these agreements, which range from 3 month to 3 years, we earn fees for generating impressions which in some instances are guaranteed. We generally recognize advertising revenue over the term of the agreements, provided that we do not have any significant remaining obligations such as impression guarantees and collection of the resulting receivable is probable. To the extent that impression deliveries do not meet the guarantees, we defer recognition of the corresponding revenue until impressions are delivered.

   Revenue from barter transactions involving the exchange of advertising on our Excite Network for online, print and television advertising, was $19.6 million and $19 million for the years ended December 31, 2000 and 1999, respectively; there was no such revenue during the year ended December 31, 1998. Revenue from these exchanges is recorded at the lower of the fair value of the advertising delivered or the advertising received. In accordance with Emerging Issues Task Force (EITF) Issue No. 99-17, "Accounting for Advertising Barter Transactions", effective January 20, 2000, the fair value of advertising delivered is based on similar advertising transactions for which we received cash during the six months prior to the advertising barter transactions. Advertising barter transactions generally result in the recognition of equivalent amounts of revenue and expense.

   Revenue recognized from other barter transactions involving primarily the exchange of MatchLogic data-marketing services for software and property and equipment for internal use, was $16.7 million and $3.7 million for the years ended December 31, 2000 and 1999, respectively; there was no such revenue during the year ended December 31, 1998. Revenue from these exchanges is generally recorded at the fair value of the services provided unless the fair value of the services or products received is more readily determinable.

Cash and Cash Equivalents

   Cash equivalents are highly liquid investments with insignificant interest rate risk and maturities of 90 days or less and are stated at amounts that approximate fair value, based on quoted market prices. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts with financial institutions and highly liquid debt securities of corporations and the U.S. Government. We include in cash and cash equivalents all short-term, highly liquid investments that mature within 90 days of their purchase date.

Other Investments

   Other investments primarily consist of strategic investments of less than 20% equity interest in publicly held and private companies. We do not have the ability to exercise significant influence over any of these companies and therefore account for investments in publicly held companies as available-for-sale securities under Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Investments in publicly held companies are recorded at fair value as measured by quoted market prices and investments in privately held companies, which are recorded at cost, are accounted for under the cost method of accounting. Changes in fair value are included in comprehensive loss and unrealized gains and losses are included in accumulated other comprehensive income or loss. Realized gains and losses are recorded in net interest and other income when the related investments are sold.

   We perform periodic reviews of our investments for impairment. Our investments in publicly held companies are generally considered impaired when a decline in the fair value of an investment as measured by quoted market prices is less than its carrying value and such decline is not considered temporary. In general, a decline in fair value below carrying value for a continuous period of six months or more is not considered temporary. Impaired publicly held companies are written down to fair value in our consolidated balance sheets by recording as realized losses (included in impairment write-downs in our consolidated statements of operations) the amount of unrealized losses related to impaired investments that were previously included in accumulated other comprehensive income. Our investments in privately held companies are considered impaired when a review of operations and other indicators of impairment indicate that the carrying value of the investment is not likely to be recoverable. Such indicators include limited liquidity and limited prospects of receiving additional financing. Impaired investments in privately held companies are written down to estimated fair value, which is the amount we believe is recoverable from our investment, by a reduction of other investments and a corresponding amount recorded as impairment write-downs in our consolidated statements of operations. Impairment write-downs create a new carrying value for both publicly and privately held investments and we do not record subsequent increases in fair value in excess of the new carrying value. We recorded write-downs of $129.5 million during the quarter ended December 31, 2000 related to impairments of our publicly and privately held investments.

Property, Equipment and Improvements

   Property, equipment and improvements are stated at cost. Depreciation and amortization are computed using the straight-line method over the shorter of the estimated useful life of the asset or the lease term.

Intangible Assets

   Intangible assets consist of purchased technology, acquired workforce, acquired brand name and content, and goodwill related to the acquisitions of Narrative Communications Corp., Full Force Systems, Inc., Excite, Inc., iMALL, Inc., Hartford House, Ltd. and its wholly-owned subsidiary Bluemountain.com, Webshots Corporation, certain assets of Perspecta, Inc., Excite Espana, Rucker Design Group, Kendara, Inc., Worldprints.com International, Inc., DataInsight and Join Systems. These acquisitions were accounted for as purchases and are further described in Note 3. Amortization of goodwill and intangible assets is provided on the straight-line basis over the estimated useful lives of the assets, which range from three to four years. Acquired in-process research and development without alternative future use is charged to operations at the date of acquisition.

   We record impairment losses or write-downs on intangible assets when events and circumstances indicate that an impairment assessment should be performed and that assessment indicates that there is an impairment. Events and circumstances that would trigger an impairment assessment include a significant decrease in the market value of an asset, a significant change in the manner or extent that an asset is used including a decision to abandon acquired products, services or technologies, a significant adverse change in operations or business climate affecting the asset, and historical operating or cash flow losses expected to continue for the foreseeable future associated with the asset. An asset is considered impaired when the undiscounted cash flows projected to be generated from the asset over its remaining useful life is less than the recorded amount of that asset. Impairment losses are measured based on the difference between the asset's fair value and carrying amount and are recorded as impairment write-downs in the consolidated statements of operations in the period that an indicator of impairment arises. Measurement of fair value is based on estimated expected future cash flows, including terminal value cash flows expected to result from the disposition of the asset at the end of its useful life, discounted at our weighted average cost of capital. Weighted average cost of capital is based on historical risk premiums required by investors for companies of our size, industry and capital structure and includes risk factors specific to us. In some instances, the measurement of fair value includes a factor, if appropriate, for market comparables, representing our estimate of the value that a buyer is willing to pay for similar assets in terms of products and services, customer base, risks and earnings capabilities. During the fourth quarter of 2000, we recorded impairment write-downs related to intangible assets of $4.6 billion. Previous to this, no impairments of our intangible assets had occurred.

Stock-Based Compensation

   We account for stock-based awards to employees in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and have adopted the disclosure-only alternative of SFAS No. 123, "Accounting for Stock-Based Compensation".

Advertising Costs

   All advertising costs are expensed as incurred. Advertising costs, which are included in sales and marketing expenses, were $34.3 million, $18.3 million and $1.8 million for the years ended December 31, 2000, 1999 and 1998, respectively.

Software Development Costs

   Costs of software developed internally by us for use in our operations are accounted for under the American Institute of Certified Public Accountants' Statement of Position (SOP) No. 98-1, "Internal Use Software", which we adopted on January 1, 1999. In May 2000, the Emerging Issues Task Force (EITF) reached a consensus on Issue 00-2, "Accounting for Web Site Development Costs" and we adopted this consensus on July 1, 2000. This consensus requires that entities treat most web site development as internal use software under SOP No. 98-1. Under these accounting pronouncements, we expense costs of research, including pre-development efforts related to determining technological or product alternatives, and costs incurred for training and maintenance. Software and web site development costs, which include direct costs such as labor and contractors, are capitalized when it is probable that the project will be completed and the software or web sites will be used as intended. Costs incurred for upgrades and enhancements to our software or web sites are capitalized when we believe such efforts result in additional functionality. Capitalized software and web site costs are amortized to expense over the estimated useful life of the software or web sites, which range from one to three years. Costs capitalized under SOP No. 98-1 were $19.7 million and $3.5 million during the years ended December 31, 2000 and 1999, respectively. Amortization of capitalized costs was not significant during the years ended December 31, 2000 and 1999.

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

Effect of New Accounting Standards

   In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires that entities recognize all derivatives in the balance sheet at fair value and record gains and losses resulting from changes in fair value according to the purpose of the derivative and whether it qualifies as a hedge. We adopted SFAS No. 133 on January 1, 2001 and its adoption did not have a material impact on our financial position or results of operations, as we hold no derivative financial instruments and we do not currently engage in hedging activities.

   In December 1999, the SEC issued SAB No. 101, "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 outlines the basic criteria that must be met in order to recognize revenue and provides guidance for disclosures related to revenue recognition policies. In October 2000, the SEC issued additional written guidance to further supplement SAB 101. The adoption of SAB No. 101 in 2000 did not have a material impact on our financial position and results of operations.

   In March 2000, the FASB issued Interpretation (FIN) No. 44, "Accounting for Certain Transactions Involving Stock Compensation." FIN 44 clarifies the application of Accounting Principles Board Opinion No. 25 for certain issues relating to stock compensation such as criteria for determining when a plan is non-compensatory, the accounting consequences of modifications to the terms of a fixed award, and the accounting for stock compensation related to business combinations, among others, and is effective July 1, 2000. The adoption of FIN 44 did not have a material impact on our financial position or results of operations.

   On February 14, 2001, the FASB issued a limited revision of its September 7, 1999 Exposure Draft, "Business Combinations and Intangible Assets", that proposes to significantly change the accounting for goodwill acquired in a purchase business combination. Under the revised proposal, goodwill would not be amortized but would be reviewed for impairment, using a complex methodology different from the original proposal, when an event occurs indicating the potential for impairment. Goodwill impairment charges would be presented as a separate line item within the operating section of the income statement. The nonamortization approach would apply to previously recorded goodwill as well as goodwill arising from acquisitions completed after the application of the new standard. Amortization of the remaining book value of goodwill would cease and the new impairment-only approach would apply. The FASB expects to release the final statement in June 2001. The provisions of the proposed statement are to be applied at the beginning of the first fiscal quarter following its issuance.

Components of Impairment Write-Down of Goodwill, Other Intangible Assets and Other Assets

   The components of the write-down of goodwill, other intangible assets and other assets for the year ended December 31, 2000 were as follows (in thousands):

                                                                     Amount
                                                                   ----------
     Goodwill and acquired identifiable intangible assets (Note
      3).......................................................... $4,609,086
     Other assets.................................................     26,601
                                                                   ----------
                                                                   $4,635,687
                                                                   ==========

   The write-down of other assets primarily included costs that would have been capitalized upon the formation of the Excite Chello joint venture and the acquisition of Pogo.com, Inc. On December 4, 2000, we announced the termination of the agreement to combine our international operations under a joint venture to be named Excite Chello in partnership with UPC and its parent company, UnitedGlobalCom. On January 8, 2001, we announced that we had terminated our agreement to acquire Pogo.com in accordance with the terms of the agreement.

Balance Sheet Components

                                                            As of December 31,
                                                            -------------------
                                                              2000      1999
                                                            -------- ----------
                                                               (in thousands)
Other current assets:
 Current prepaid assets.................................... $ 39,745 $   14,079
 Other.....................................................    2,881     21,072
                                                            -------- ----------
                                                            $ 42,626 $   35,151
                                                            ======== ==========
Goodwill and other intangible assets, net:
 Goodwill, net............................................. $707,920 $7,306,280
 Acquired identifiable intangible assets, net..............  200,868    308,567
                                                            -------- ----------
                                                            $908,788 $7,614,847
                                                            ======== ==========
Other accrued liabilities:
 Accrued network and connection costs...................... $ 26,960 $    9,186
 Accrued sales and marketing related costs.................   17,652      6,892
 Other accrued operations costs............................   18,215      6,119
 Other.....................................................   38,999     40,847
                                                            -------- ----------
                                                            $101,826 $   63,044
                                                            ======== ==========

2. Calculation of Net Loss Per Share

   Basic and diluted net loss per share is computed using the weighted average number of common shares outstanding during the period. Since we have a net loss for all periods presented, net loss per share on a diluted basis is equivalent to basic net loss per share because the effect of converting outstanding stock options, warrants, common stock subject to repurchase, convertible debt, preferred stock and other common stock equivalents would be anti-dilutive. See
Note 10 for amounts and descriptions of instruments convertible into common stock.

   The computation of basic and diluted net loss per share is as follows (in thousands, except per share data):

                                               Year Ended December 31,
                                          -----------------------------------
                                             2000         1999        1998
                                          -----------  -----------  ---------
Net loss................................. $(7,439,796) $(1,457,638) $(144,179)
                                          ===========  ===========  =========
Weighted average shares of common stock
 outstanding.............................     399,541      322,456    240,108
Less: weighted average shares of common
 stock subject to repurchase.............      (2,306)      (6,015)   (11,629)
                                          -----------  -----------  ---------
Shares used in per share calculations....     397,235      316,441    228,479
                                          ===========  ===========  =========
Net loss per share--basic and diluted.... $    (18.73) $     (4.61) $   (0.63)
                                          ===========  ===========  =========

3. Business Combinations

   The following is a summary of acquisitions made during the years ended December 31, 2000, 1999 and 1998, all of which were accounted for as purchases:

                                Primary Service or Product     Acquisition Date
                                --------------------------     ----------------
Full Force Systems, Inc...  Set-top applications for           November 30,
                            interactive television             1998
Narrative Communications    Rich media Internet advertising    December 30,
 Corp.....................  solutions                          1998
Excite, Inc...............  Internet portal and targeted       May 28, 1999
                            marketing
iMALL, Inc................  Integrated e-commerce solutions    October 25, 1999
Perspecta, Inc............  Online database development        October 25, 1999
Webshots Corporation......  Online digital photos and viewing  October 27, 1999 software
Excite Espana, SL.........  International Excite-branded       November 30,
                            portal                             1999
Hartford House, Ltd.        Free online greeting cards         December 13,
 (Bluemountain.com).......                                     1999
Rucker Design Group.......  Graphics design                    January 21, 2000
Kendara, Inc..............  Browser-based marketing services   February 10,
                                                               2000
Worldprints.com             Online digital photos and          April 4, 2000
 International, Inc.......  screensavers
DataInsight, Inc..........  Online and offline database        July 14, 2000
                            marketing systems
Join Systems, Inc.........  Internet protocol engineering      July 14, 2000

   Our consolidated financial statements include the results of operations of acquired companies commencing on the date of acquisition. The total purchase consideration for each of the above acquisitions was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of the acquisition. Purchase consideration includes the fair value of our Series A common stock and preferred stock (which is convertible into Series A common stock) based generally on the trading price of our Series A common stock at the earlier of the date that an acquisition is announced or the date that an acquisition is consummated. For assumed employee stock options, purchase consideration includes the fair value of vested stock options on the date of consummation as determined by the Black-Scholes valuation method. In accordance with the FASB's FIN 44, effective July 1, 2000, purchase consideration includes the fair value of both vested and unvested stock options. The intrinsic value of assumed unvested stock options is allocated to deferred compensation and amortized to expense on a straight-line basis over the vesting period of such options. For stock-based awards to nonemployees (all of which to date have been fully vested on the date of consummation), purchase consideration is determined based on fair value as calculated using the Black-Scholes valuation method. We generally assume all outstanding employee stock options, warrants and other stock-based awards of acquired companies and convert them to options, warrants and awards to acquire our Series A common stock. Converted stock-based awards are subject to the terms and conditions, including exercisability and vesting schedules, of the original awards.

   Goodwill represents the excess of purchase consideration over the fair value of assets, including identifiable intangible assets, net of the fair value of liabilities assumed. Goodwill and intangible assets related to our acquisitions are amortized to expense on a straight-line basis generally over three to four years.

Allocation of Purchase Consideration

   Purchase consideration was allocated to the acquired assets and assumed liabilities based on fair values as follows (in thousands):

                          Acquisitions in
                                1998                       Acquisitions in 1999
                          ----------------  -------------------------------------------------------
                                     Full                                      Blue
                          Narrative Force     Excite     IMALL    Webshots   Mountain   Others(/1/)
                          --------- ------  ----------  --------  --------  ----------  -----------
Cash....................   $    77  $   69  $   34,341  $  8,974  $    73   $      611    $   432
Accounts receivable and
 other assets...........       584      60     233,338       884       --        1,204      2,716
Property and equipment..       520       5      48,376     3,368       68        3,577         78
Purchased technology....    22,900     215      94,500    13,200    2,200          800         --
Other identified
 intangible assets......     1,050     101     162,700    35,600   22,800       27,000         --
Goodwill................    68,404   1,318   6,723,796   577,567   33,110      938,585     11,088
Purchased in-process
 research and
 development............     2,700      58      34,400     1,890      425           --         --
Deferred compensation...        --      --          --        --   25,000       30,922         --
Liabilities assumed.....    (2,435)   (154)   (105,743)   (3,282)    (378)      (1,986)    (3,308)
                           -------  ------  ----------  --------  -------   ----------    -------
  Total purchase
   consideration........   $93,800  $1,672  $7,225,708  $638,201  $83,298   $1,000,713    $11,006
                           =======  ======  ==========  ========  =======   ==========    =======

                                             Acquisitions in 2000
                                 ---------------------------------------------
                                 Kendara   Worldprints DataInsight Others(/1/)
                                 --------  ----------- ----------- -----------
Cash............................ $  3,908    $ 1,351     $   131     $   70
Accounts receivable and other
 assets.........................       73         17         465        122
Property and equipment..........      944        143          26         67
Purchased technology............       --         --          --         --
Other identified intangible
 assets.........................    5,600         --       5,100         --
Goodwill........................   99,534     66,920       9,662      7,235
Purchased in-process research
 and development................       --         --          --         --
Deferred compensation...........       --         --         529         --
Liabilities assumed.............     (440)    (1,115)       (780)      (255)
                                 --------    -------     -------     ------
  Total purchase consideration.. $109,619    $67,316     $15,133     $7,239
                                 ========    =======     =======     ======

- --------
(/1/Includes)the 1999 acquisitions of Perspecta and Excite Espana and the 2000 acquisitions of Rucker and Join.

Description of Significant Business Combinations

   The total purchase consideration for Narrative of $93.8 million was based on the issuance of 2.4 million shares of our Series A common stock with a fair value of $84.2 million; converted stock options to acquire 0.3 million shares of Series A common stock of $9.2 million; and $0.4 million of direct acquisition costs.

   The total purchase consideration for Excite of $7,225.7 million was based on the issuance of 115.4 million shares of our Series A common stock with a fair value of $6,051 million; converted stock options to acquire 25.7 million shares of Series A common stock of $1,105 million; converted warrants and convertible debt instruments to acquire 0.2 million shares of Series A common stock with a fair value of approximately $10 million; and direct merger costs of $59.7 million consisting primarily of investment banking fees, severance and stock compensation to certain employees and other professional fees.

   The total purchase consideration for iMALL of $638.2 million was based on the issuance of 9.3 million shares of our Series A common stock with a fair value of $481.2 million; converted stock options to acquire 1.5 million shares of our Series A common stock of $61.5 million; iMALL warrants assumed and converted into warrants to acquire 2.5 million shares of our Series A common stock with a fair value of $90.2 million; and direct merger costs of $5.3 million consisting primarily of investment banking fees.

   The total purchase consideration for Webshots of $83.3 million was comprised of the issuance of 2 million shares of our Series A common stock with an aggregate fair value of $82.5 million and $0.8 million of direct acquisition costs. The resale of 30% of the Series A common stock issued in this acquisition is subject to vesting during the employment of their holders over the 24 months following the acquisition. The $25 million aggregate fair value of such restricted stock was allocated to deferred compensation in the purchase price allocation. The deferred compensation is being amortized on a straight-line basis over 24 months.

   The total purchase consideration for Bluemountain.com of $1,000.7 million was based on a cash payment of $350 million; the issuance of 10,674 shares of our Series A non-voting preferred stock with a fair value of $418.2 million;
3.5 million shares of Series A common stock, earned as performance-based consideration during December 1999, with a fair value of $149.4 million; converted stock options to acquire 3.6 million shares of our Series A common stock of $76.1 million (including options to acquire 0.5 million shares earned as performance-based consideration during December 1999); and $7 million of direct acquisition costs consisting primarily of investment banking and legal fees. Each share of Series A preferred stock issued in the acquisition is convertible into 1,000 shares of Series A common stock, at an aggregate rate of 500,000 shares of common stock per month, during the twelve months following the acquisition, and the remaining shares will become fully convertible after two years. Unvested stock options assumed in the acquisition were recorded as deferred compensation of $30.9 million based on their intrinsic value, because Bluemountain.com issued such options in connection with the acquisition. Deferred compensation is amortized as the related stock options vest and become exercisable. We recorded the remainder of stock options assumed in the acquisition at fair value, representing fully vested options and options held by third parties.

   The total purchase consideration for Kendara of $109.6 million was based on the issuance of 1.5 million shares of our Series A common stock with a fair value of $52.3 million; the issuance of 202 shares of our Series B non-voting preferred stock and 1,279 shares of our Series C non-voting preferred stock with a fair value of $52.5 million; converted stock options to acquire 0.2 million shares of Series A common stock of $4.2 million; and $0.6 million of direct acquisition costs. The Series B preferred stock is being held in escrow for one year and will automatically convert into approximately 0.2 million shares of our Series A common stock upon the expiration of the one year escrow period. The Series C preferred stock is convertible into approximately 1.3 million shares of Series A common stock, subject to a vesting schedule and one year escrow period.

   The total purchase consideration for Worldprints of $67.3 million was based on the issuance of 0.8 million shares of our Series A common stock with a fair value of $23.8 million and 804 shares of our Series B non-voting preferred stock with a fair value of approximately $23.8 million; converted stock options to acquire 0.3 million shares of Series A common of $4.2 million; converted warrants to acquire 0.2 million shares of Series A common stock with a fair value of $5.8 million; payment of outstanding debt plus interest prior to the completion of the acquisition and the assumption of loans that we previously made to Worldprints, net of other cash transactions, for an aggregate of $8.8 million; and $0.9 million of direct acquisition costs. The Series B preferred stock will convert into approximately 0.8 million shares of Series A common stock subject to a vesting schedule and one year escrow period.

   The total purchase consideration for DataInsight of $15.1 million was based on the issuance of 0.7 million shares of our Series A common stock with a fair value of approximately $14.2 million; converted stock options to acquire 0.3 million shares of Series A common stock of $0.8 million; and direct acquisition costs of $0.1 million. Deferred compensation of $0.5 million was recorded based on the intrinsic value of unvested employee stock options and is being amortized to expense over the vesting period of such options. Under performance-based terms of the purchase agreement, we will issue up to 0.7 million additional shares of our Series A common stock as well as additional employee stock options if DataInsight achieves certain revenue and profit performance targets by July 31, 2001.

Pro Forma Results of Operations

   The following unaudited pro forma summary represents the consolidated results of operations as if our acquisitions had occurred at the beginning of each of the years presented and includes the amortization of goodwill and other intangible assets. Pro forma shares include a factor for the number of shares of Series A common stock issued or issuable, excluding employee stock options, as if such shares were converted and outstanding at the beginning of each of the years presented. The pro forma summary excludes the results of operations of Perspecta and Excite Espana for 1999 prior to their acquisition because they are not material to the consolidated pro forma disclosures (in thousands, except per share data):

                                                      Year Ended December 31,
                                                      ------------------------
                                                         2000         1999
                                                      -----------  -----------
   Pro forma revenues................................ $   629,181  $   430,849
                                                      ===========  ===========
   Pro forma net loss................................ $(7,510,592) $(2,772,808)
                                                      ===========  ===========
   Pro forma net loss per share--basic and diluted... $    (18.60) $     (6.98)
                                                      ===========  ===========
   Pro forma shares used in per share calculation--
    basic and
    diluted..........................................     403,860      397,008
                                                      ===========  ===========

   The pro forma results of operations are not necessarily indicative of the results that would have occurred if our business combinations had occurred at the beginning of each year presented and are not intended to be indicative of future results of operations.

Acquisition-Related Costs

   Acquisition-related costs were as follows for the periods indicated (in thousands):

                                                     Year Ended December 31,
                                                   ----------------------------
                                                      2000       1999     1998
                                                   ---------- ---------- ------
Amortization of goodwill and other acquired
 intangible assets................................ $2,310,273 $1,103,005 $   --
Amortization of acquisition-related deferred
 compensation.....................................     20,767      2,428     --
Write-off of purchased in-process research and
 development......................................         --     36,715  2,758
Compensation expense from acquisition-related
 acceleration of stock option vesting.............         --      7,900     --
Other acquisition-related costs...................     10,604      6,961     --
                                                   ---------- ---------- ------
  Total acquisition-related costs and expenses.... $2,341,644 $1,157,009 $2,758
                                                   ========== ========== ======

Amortization of goodwill and other acquired intangible assets

   Through December 31, 2000, we had recorded goodwill of $8,537.2 million and other acquisition-related intangible assets of $393.8 million. These assets are being amortized to expense generally over three to four years. Amortization of goodwill and acquisition-related intangibles was $2,310.3 million and $1,103 million for the years ended December 31, 2000 and 1999, respectively. Accumulated amortization of goodwill and acquisition-related intangibles was $158.2 million and $1,103.6 million as December 31, 2000 and 1999, respectively. As a result of the impairment write-down to a new cost basis of the goodwill and acquired intangible asset balances discussed below, accumulated amortization as of December 31, 2000 of

$152.8 million was reduced from $3,413.3 million prior to the write-down. Future amortization related to goodwill and other acquired intangible assets recorded as of December 31, 2000 will be based on new carrying values as adjusted by the impairment write-down.

Amortization of acquisition-related deferred compensation

   Amortization of deferred compensation related to acquisitions was $20.8 and $2.4 for the years ended December 31, 2000 and 1999; there was no amortization of deferred compensation for the year ended December 31, 1998. Acquisition-related deferred compensation resulted from certain outstanding employee stock options and restricted stock that we assumed in the acquisitions of Webshots and Bluemountain.com in 1999 and DataInsight in 2000. Deferred compensation is measured as the difference between the exercise price of an unvested award and the fair market value of our Series A common stock at the date of the acquisition and is amortized over the vesting term of the award.

   Amortization of deferred compensation related to the issuance of restricted stock and stock options to employees under our own stock purchase agreements was $1 million during each of the three years ended December 31, 2000, 1999 and 1998. This amortization, which is not acquisition-related, is included in the category of operating costs in which the related employee salaries were recorded.

Write-off of purchased in-process research and development

   The fair value assigned to purchased in-process research and development in the allocation of purchase consideration includes research and development projects for which technological feasibility had not been achieved at the date of acquisition and which had no alternative future use. This allocation of fair value is charged to operations at the date of acquisition. There were no such charges in 2000. However, during 1999, we recorded charges related to purchased in-process research and development of $34.4 million for our acquisition of Excite, $1.9 million for iMALL, and $0.4 million for Webshots, and during 1998, we recorded a charge of $2.8 million related primarily to our acquisition of Narrative.

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

   For each of our acquisitions that resulted in an allocation to purchased in-process research and development, the actual completion date and the actual cost to complete in-process projects were consistent with the estimates used in determining the fair values assigned to purchased in-process research and development.

Compensation expense from acquisition-related acceleration of stock option vesting

   The vesting of certain stock options issued to employees was accelerated as a result of our acquisition of Excite in May 1999 and the $7.9 million intrinsic value of these options was charged to operations during the year ended December 31, 1999. There have been no other acquisition-related accelerations of stock option vesting.

Other acquisition-related costs

   Costs directly associated with our acquisitions that were not capitalized as part of the purchase consideration were $10.6 million and $7 million for the years ended December 31, 2000 and 1999, respectively. These costs were incurred primarily as a result of personnel, systems and technology integration efforts related to Excite, iMALL, Bluemountain.com, Kendara and Worldprints, and included $4 million in 2000 for a pre-acquisition contingency related to Excite that required an adjustment more than 12 months after the date of the acquisition.

Impairment Write-down of Goodwill and Other Acquired Intangible Assets

   During the fourth quarter of 2000, our management identified indicators of possible impairment of our long-lived assets, principally goodwill and other acquired intangible assets. Such indicators included deterioration in the business climate for Internet advertising and other web-related companies, reduced levels of venture capital funding activity for Internet-based consumer businesses, significant declines in the market values of our competitors in the Internet advertising industry, recent changes in our 2001 operating and cash flow forecasts, and changes in our strategic plans for certain of our acquired businesses.

   With the assistance of independent valuation experts, we performed asset impairment tests by business unit, the lowest level for which there are identifiable cash flows. The tests were performed by comparing the expected undiscounted cash flows for a five-year period, plus a terminal value for future cash flows, to each business unit's carrying amount of the goodwill and other intangible assets resulting from purchase business combinations in which the acquired operations have continued to be managed as separate business units. We determined that the carrying amount of property and equipment and other tangible assets was not significant for the business units tested for impairment. Based on the results of these tests, we determined that business-unit goodwill and other intangible assets initially recorded in connection with the acquisitions of Narrative, Excite, iMALL, Perspecta, Webshots, Bluemountain.com, Kendara and Worldprints were impaired.

   With the assistance of independent valuation experts, we determined the fair value of the impaired long-lived assets for the respective business units. Fair value was determined using the discounted cash flow method and the market comparison method. A write-down of goodwill and intangible assets totaling $4,609.1 million was recorded during the fourth quarter of 2000, reflecting the amount by which the carrying amount of the assets exceed their respective fair values. The write-down consisted of $4,604 million for goodwill and $5.1 million for other acquired intangible assets. These assets were related primarily to the Media/Advertising segment. No write-downs of goodwill or other acquired intangible assets were recorded during 1999 and 1998.

4. Cash and Cash Equivalents and Short-Term Investments

   Our short-term investments as of December 31, 2000 consist primarily of highly liquid debt instruments with original maturities at the date of purchase of between three and twelve months as well as other highly liquid investments which generally mature in one year or less. Highly liquid short-term investments maturing in 90 days or less at the date of purchase are included in cash and cash equivalents. We have classified all short-term investments as available-for-sale. Available-for-sale securities are carried at amounts that approximate fair market value based on quoted market prices. Realized gains and losses and declines in fair market value judged to be other-than-temporary are included in interest income and were not material during the years ended December 31, 2000, 1999, and 1998. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in interest income.

   Short-term investments included the following securities as of the dates indicated (in thousands):

                                                                December 31,
                                                              -----------------
                                                                2000     1999
                                                              -------- --------
     Corporate bonds and notes............................... $ 72,739 $330,759
     Market auction preferred stock..........................       --    1,000
     U.S. government obligations.............................   29,376   67,534
     Money market instruments................................   45,605  100,142
     Certificates of deposit.................................   34,356   19,626
                                                              -------- --------
       Total short-term available-for-sale securities........  182,076  519,061
     Less amounts included in cash and cash equivalents......   79,961  218,386
                                                              -------- --------
       Short-term investments................................ $102,115 $300,675
                                                              ======== ========

   Unrealized gains and losses on short-term investments for the years ended December 31, 2000, and 1999 were not material. Accordingly, we have not made a provision for such amounts in our consolidated balance sheets.

   Cash and cash equivalents and short-term investments restricted or reserved for designated use were $34.1 million and $1 million as of December 31, 2000 and 1999, respectively. These balances were restricted or reserved for leasehold improvements on new facilities and for facilities leases, including secured standby letters of credit.

5. Investments in Affiliated Companies

   Our investments in affiliated companies represent equity investments in certain companies in which we do not have majority voting control, and which are organized as corporate joint ventures. Although our ownership interests in the Excite Japan and Excite UK joint ventures exceed 50%, our majority voting interest is restricted in certain respects by approval, veto, or participatory rights granted to the minority shareholders, and therefore these joint ventures have not been consolidated in our financial statements. Our international joint ventures were generally formed for the purpose of expanding the distribution of our @Home broadband and Excite content services internationally. In general, we license technology to our joint ventures that deliver the @Home or Excite service outside the United States and some of these joint ventures make royalty payments to us. In addition, we have service agreements with joint ventures under which we have agreed to provide consulting services on a cost-plus basis (see Note 13).

   Investments in affiliated companies are accounted for under the equity method. We record our share of the losses of our joint ventures in our consolidated statements of operations up to the amount of our investment, including future commitments to make contributions. Our joint venture agreements generally authorize the boards of directors of the joint ventures to determine the timing and amount of cash contributions to be made by the joint venture partners to fund operations. Cash contributions are generally made in proportion to each partner's ownership interest in the joint venture. Unless otherwise noted below, we do not have future commitments to make contributions to fund the operations of our joint ventures, although our ownership interest in a joint venture may be diluted if we choose not to participate in a cash contribution requested by its board of directors.

   Condensed financial information of our equity-method investments is not presented, as the financial condition and results of operations of these companies was not material to our consolidated financial statements as of December 31, 2000 and 1999 and for the years then ended.

   The following is a list of our investments accounted for under the equity method as of December 31, 2000:

                    Date of     Excite@Home                               Countries of
       Name         Formation   Ownership %   Joint Venture Partners       Operations
       ----         ---------   -----------   ----------------------      ------------
At Home Benelux     May 1999         15%    Intel Corporation; EDON    Belgium,
                                            Beheer B.V.; Essent        Netherlands
                                            Kabelcom

Excite@Home         June 1999        50%    Optus Vision Pty Limited   Australia
Australia, Pty.
Ltd.

At Home Japan       August 1999      43%    Jupiter Telecommunications Japan
Limited                                     Co., Ltd.; Sumitomo
                                            Corporation

Excite Japan Co.,   July 1997      66.6%    Itochu Corporation; Itochu Japan
Ltd.                                        Techno-Science
                                            Corporation; Dai Nippon
                                            Printing

Excite UK Limited   May 1997         58%    BT Holdings Limited        United Kingdom

Excite Italia B.V.  March 1999       50%    Telecom Italia S.p.A.      Italy

Excite Canada       March 1999       50%    Rogers Media Limited       Canada

At Home Solutions   May 1999         46%    General Instrument         United States
                                            Corporation; Cisco
                                            Systems; Motorola

Work.com            March 2000       50%    Dow Jones & Co.            United States

   We invested $66 million in our affiliated companies during the year ended December 31, 2000, including $15 million to form Work.com and $51 million in cash funding of Excite@Home Australia, At Home Japan, Excite Japan and Excite UK based on operational funding requirements and for other purposes. Our investments of $7.6 million during 1999 were related to the formation of At Home Australia and At Home Japan.

Excite@Home Australia

   In March 2000, At Home Australia acquired Excite Asia Pacific Pty Ltd and the combined entity was renamed Excite@Home Australia Pty Limited. We retained our 50% interest in the combined joint venture (previously, we owned 50% of each joint venture) and remain subject to the contribution requirements under the At Home Australia joint venture agreement. Under that agreement, each joint venture partner is required to contribute to the joint venture up to 32 million Australian Dollars, or approximately $18 million. Through December 31, 2000, we have met this contribution requirement and have no future commitments to make additional contributions.

At Home Japan

   The joint venture partners of At Home Japan have agreed to contribute to the joint venture up to 7.8 billion Yen, or approximately $68.2 million, based on amounts and timing determined by At Home Japan's board of directors. Our share of this funding obligation is 3.4 billion Yen, or approximately $30 million, and we have contributed approximately $17 million through December 31, 2000. Under specified circumstances, we may sell up to 50% of our interest in At Home Japan. Additionally, in 1999 we issued performance-based warrants to our Japanese cable partners under which up to 0.9 million shares of our Series A common stock may be issuable (see Note 10). Through December 31, 2000, 0.2 million of these warrants have become exercisable and their fair value of $3.4 million was recorded as investments in affiliated companies.

At Home Solutions

   At Home Solutions offers production, packaging, marketing, distribution and support of the @Home service for delivery by small and medium-sized cable operators to residential and small office customers in the United States. We have an option for a three-year period commencing on April 1, 2002 to purchase the interest owned by each of the other partners in the At Home Solutions joint venture at fair market value. If we do not exercise the purchase option, each joint venture partner will have the right to sell its interest in At Home Solutions to the other partners, and the partners collectively will have the right to require At Home Solutions to register the sale of their interests to the public or collectively to purchase our interest in At Home Solutions for a nominal price.

6. Other Investments

   Our other investments, consisting of minority investments in the equity of privately and publicly held companies not accounted for under the equity method of accounting, were $73.6 million and $273 million as of December 31, 2000 and 1999, respectively. As of December 31, 2000 and 1999, net unrealized gains related to other investments of $19.1 million and $92.6 million, respectively, were included in accumulated other comprehensive income.

   In February 1999, we recorded a $12.6 million realized gain on our investment in a privately held company due to its acquisition in a common stock exchange with a publicly traded company.

   In December 2000, we recorded impairment write-downs related to our other investments of $129.5 million, including write-downs related to publicly held investments of $107.1 million recorded against unrealized losses included in accumulated other comprehensive income and write-downs related to privately held investments of $22.4 million recorded directly against other investments. The impairment write-downs related to publicly held investments resulted from our management's conclusion that declines in the market value of certain investments below their carrying value were not temporary (generally, the market value was below the carrying value for a continuous period of six months or more.) The impairment write-downs related to privately held investments resulted from our management's conclusion that the carrying value of certain investments was not recoverable, based on indicators such as limited liquidity and poor prospects for additional financing.

   In conjunction with many of our investments, we have strategic arrangements to provide services to our investees consisting of the delivery of advertising impressions, e-commerce sponsorships and revenue share arrangements on our web sites. Revenue under these arrangements is recognized based on the fair value of the services provided and was $68.6 million, $26.1 million and $0.8 million for the years ended December 31, 2000, 1999 and 1998, respectively. Investments under these arrangements are recorded at their fair values. The fair values of investments in privately held companies are determined based on the price per share paid by an independent third party in the same round of financing in which we participate.

7. Property, Equipment and Improvements

   The components of property, equipment and improvements, as of the dates indicated, were as follows (in thousands):

                                            December 31,
                                          -----------------  Estimated Useful
                                            2000     1999         Lives
                                          -------- -------- ------------------
Computer equipment and software.......... $442,151 $206,865    3 to 4 years
Furniture and fixtures...................   33,718   27,086      5 years
Leasehold improvements...................   70,923   36,474 7 years/Lease term
Land.....................................    5,239    5,239        n/a
                                          -------- --------
  Total property, equipment and
   improvements..........................  552,031  275,664
Less accumulated depreciation and
 amortization............................  185,904   99,587
                                          -------- --------
  Net property, equipment and
   improvements.......................... $366,127 $176,077
                                          ======== ========

   Equipment and improvements include amounts for assets acquired under capital leases, principally computer equipment and software and furniture and fixtures, of approximately $224.3 million and $133.5 million as of December 31, 2000 and 1999, respectively. Accumulated amortization of these assets was approximately $102.2 and $64.4 million as of December 31, 2000 and 1999, respectively.

8. Commitments and Contingencies

Facility and Equipment Leases

   We lease certain office facilities under non-cancelable operating leases that expire at various dates through 2014, and which require us to pay operating costs, including property taxes, insurance and maintenance. These facility leases generally contain renewal options and provisions adjusting the lease payments based upon changes in the consumer price index and increases in real estate taxes and operating expenses or in fixed increments. Rent expense is recorded on a straight-line basis over the terms of the leases. We also have obligations under a number of capital equipment leases generally with terms of 36 months. Additionally, as a result of our acquisition of Excite, we assumed obligations related to non-lease equipment financing arrangements secured by specific computer equipment, purchased software and office furniture.

   Future minimum lease payments under non-cancelable operating and capital leases having original terms in excess of one year were as follows as of December 31, 2000 (in thousands):

                                                 Operating Capital  Equipment
                                                  Leases    Leases  Financings
   Year ending December 31,                      --------- -------- ----------
    2001........................................ $ 23,874  $ 77,496   $4,301
    2002........................................   30,157    66,952       --
    2003........................................   30,594    31,983       --
    2004........................................   31,266        --       --
    2005........................................   31,246        --       --
    Thereafter..................................  224,137        --       --
                                                 --------  --------   ------
     Total minimum lease payments............... $371,274   176,431    4,301
                                                 ========
   Less amounts representing interest...........             24,467      103
                                                           --------   ------
   Present value of minimum capital lease and
    other obligations...........................            151,964    4,198
   Less current portion.........................             66,060    4,198
                                                           --------   ------
   Noncurrent portion...........................           $ 85,904   $   --
                                                           ========   ======

   We paid expenditures for tenant improvements, primarily related to our headquarters facilities, of approximately $35 million and $26.2 million during the years ended December 31, 2000 and 1999, respectively. In addition, we had commitments for leasehold improvements related to additional facilities under construction of $19.5 million as of December 31, 2000.

   Facility rent expense amounted to approximately $18 million, $10.2 million, and $3.6 million for the years ended December 31, 2000, 1999 and 1998, respectively.

Litigation

   Sheldon Pittleman and Ralph Zonies each filed purported derivative lawsuits on behalf of Excite@Home against, among others, AT&T and Messrs. Armstrong, Petrillo, Roberts, Woodrow, Doerr, Hearst, Bell, Malone, Shaw and Jermoluk, all of whom were our directors when the lawsuits were initiated on October 15, 1999, in the Court of Chancery of the State of Delaware. We are named as a nominal defendant in each complaint. Each complaint alleges breaches of fiduciary duty to Excite@Home and its public stockholders. Each of Messrs. Pittleman and Zonies sought an injunction requiring us to alter our corporate governance, including appointing new, unaffiliated directors, as well as payment of monetary damages, costs and attorneys' fees. On August 2, 2000, Pittleman filed an amended complaint alleging that the reorganization of Excite@Home contemplated by our March 28, 2000 letter agreement would impair protection of Excite@Home and its public stockholders from "complete domination by the conflicted majority shareholder, AT&T." On December 6, 2000, AT&T and Excite@Home moved to dismiss the Pittleman action for failure to adequately allege that a demand on the board of directors would be futile. We believe these actions are without merit and intend to defend against them vigorously. If we do not prevail in these actions, we may be required to alter our corporate governance and pay substantial damages, which could seriously harm our business.

   Fred and Roberta Lipschutz, Arthur Simon and John Galley, III, as named plaintiffs, filed a purported class action suit against us, AT&T, Service Co L.L.C. and entities affiliated with eight other cable companies in the United States District Court for the Central District of California on November 10, 1999. The complaint alleges violations of the federal antitrust laws. The plaintiffs seek an injunction prohibiting the alleged acts, damages (including treble damages), costs and attorneys' fees. We filed an answer to the complaint in this matter on January 21, 2000, denying the allegations of unlawful conduct in the complaint. The trial court has issued an order denying plaintiffs' motion to certify the plaintiff class, and plaintiffs are appealing that order. We believe this action is without merit and intend to defend against this action vigorously. If we do not prevail in this action, we may be required to pay substantial damages, or we may be forced to alter the way in which we do business. Either of these results could seriously harm our business and could encourage others to initiate litigation on similar legal theories in the future.

   On May 26, 2000, a purported class action suit was initiated in the San Mateo County Superior Court by an alleged Excite@Home stockholder against Excite@Home, AT&T Corp., Comcast Corporation and Cox Communications, Inc., as well as each member of our board of directors. The complaint alleges that the defendants breached fiduciary duties to Excite@Home stockholders by approving or entering into, as applicable, the letter agreement among Excite@Home, AT&T, Comcast and Cox on March 28, 2000, and by agreeing to consummate the transactions contemplated by this agreement. In the complaint, the plaintiffs seek a court order nullifying the letter agreement, monetary damages, and a court order establishing a stockholders' committee comprised of unidentified class members to provide input regarding the transactions contemplated by the letter agreement. This action has now been stayed in favor of the action filed by Messrs. Pittleman and Zonies in the Court of Chancery of the State of Delaware. We believe this action is without merit and intend to defend against this action vigorously. If we do not prevail in this action, we may be required to alter our corporate governance and pay substantial damages, which could seriously harm our business.

   Between November 14, 2000 and December 20, 2000, four purported class action suits were filed against Excite@Home and its MatchLogic subsidiary for alleged violations of federal and state privacy laws arising out of MatchLogic's online preference marketing services and practices. The actions have been consolidated and are currently pending in United States District Court for the District of Colorado. Each action seeks an order requiring MatchLogic to change its business practices regarding online preference marketing services, disgorgement of profits derived from current and past marketing practices, monetary damages, and statutory and punitive damages. We believe this action is without merit and intend to defend against this action vigorously. If we do not prevail in this action, we may be required to alter our business practices and pay substantial damages, which could seriously harm our business.

   On March 19, 2001, Pogo.com, Inc., filed suit against Excite@Home in San Mateo County Superior Court for alleged breach of a merger agreement under which we were to acquire Pogo.com in exchange for shares of our Series A common stock. On January 5, 2001, Excite@Home notified Pogo.com that it had terminated the merger agreement in accordance with the provisions of the agreement. The complaint seeks damages for breach of contract and breach of the implied covenant of good faith and fair dealing. We believe this action is without merit and intend to defend against this action vigorously. If we do not prevail in this action, we may be required to pay substantial damages, which could seriously harm our business.

   In addition to the above, we are currently party to various other legal proceedings. While management, including internal counsel, currently believes that the ultimate outcome of these other proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. We cannot give assurance that we will prevail in any litigation. Regardless of the outcome, any litigation may require that we incur significant litigation expenses and may result in significant diversion of management. An unfavorable outcome in any of these matters may have a material adverse effect on our financial position or results of operations for the period in which the ruling occurs.

9. Convertible Debt and Other Liabilities

Convertible Debt

   On December 28, 1998, we issued $437 million principal amount of convertible subordinated debentures in a private offering within the United States to qualified institutional investors. The issue price was 52.464% of the $437 million principal amount due at maturity and issuance costs were $6.9 million, resulting in net proceeds to us of $222.4 million. The carrying amount, including accretion of original issue discount, of these convertible debentures was $243.5 million and $236.3 million as of December 31, 2000 and 1999, respectively. The debentures mature on December 28, 2018, and interest on the debentures at the rate of 0.5246% per annum on the $437 million principal amount due at maturity is payable semi-annually commencing on June 28, 1999. The effective annual interest rate on the debentures, including accretion of original issuance discount and amortization of issuance costs, is approximately 4%. Each $1,000 debenture is convertible at the option of the holder at any time prior to maturity, unless redeemed or otherwise purchased, into 13.1 shares of our Series A common stock. No conversions of these debentures have occurred through December 31, 2000. At our option, we may redeem the debentures beginning in December 2003 for cash equal to the issue price plus accrued original issue discount and accrued interest.

   On December 15, 1999, we issued $500 million principal amount of convertible subordinated notes in a private offering within the United States to qualified institutional investors. The net proceeds from this issuance were $485.7 after deduction of issuance costs of $14.3 million. The notes mature on December 15, 2006 and bear interest at an annual rate of 4.75%. Each $1,000 note is convertible into our Series A common stock at a conversion price of $56.52 per share. No conversions of these notes have occurred through December 31, 2000. We may redeem these notes beginning in December 2002 for cash equal to a redemption price that decreases ratably from 102.7% of the principal balance in December 2003 to 100% of the principal balance in December 2006, plus accrued interest.

   Issuance costs related to our convertible debt were recorded as other assets and are being amortized by charges to interest expense ratably over the term of the debt.

Promissory Note

   Through our acquisition of Excite, we assumed a convertible promissory note issued by Excite to Itochu Corporation and certain affiliated entities for the principal amount of $5 million, which is included in other liabilities in our consolidated balance sheet as of December 31, 2000 and 1999. The note matures on October 27, 2002 and bears interest at the London Interbank Offer Rate plus 1%, resulting in an interest rate of approximately 7.21% as of December 31, 2000. The unpaid principal amount at the date of maturity is convertible, at the option of the note holder, into shares of Series A common stock at a conversion price equal to the average closing price of the stock for the 30 day trading period preceding the conversion. In addition, we may elect to prepay this note at any time by converting it to Series A common stock using the same exchange ratio.

Term Loan Agreement

   We have available a $15 million term loan agreement with Silicon Valley Bank to finance the acquisition of property, equipment and improvements, and to collateralize letters of credit. At our option, borrowings under this term loan bear interest either at the bank's prime rate or at LIBOR plus 2.5%. Under the terms of the term loan, we are required to meet certain financial covenants as long as there are unsecured borrowings under the term loan. There were no unsecured borrowings under the term loan as of December 31, 2000, although there were fully secured letters of credit in the amount of $13.9 million related to facilities leases. The term loan expires in October 19, 2002.

10. Stockholders' Equity

Common Stock

   Common stock consisted of the following as of the dates indicated:

                                                            Shares Issued and
                                   Shares Authorized      Outstanding December
                                     December 31,                  31,
                               ------------------------- -----------------------
   Series                          2000         1999        2000        1999
   ------                      ------------- ----------- ----------- -----------
   A.......................... 1,000,000,000 683,700,000 318,766,736 351,954,355
   B..........................   110,000,000  30,800,000  86,595,578  30,800,000
   K..........................            --   5,219,414          --   2,000,000
                               ------------- ----------- ----------- -----------
                               1,110,000,000 719,719,414 405,362,314 384,754,355
                               ============= =========== =========== ===========

   In June 2000, our board of directors authorized and our stockholders approved an increase in the authorized number of shares of Series A common stock from 683.7 million shares to 1 billion shares, an increase in the authorized number of shares of Series B common stock from 30.8 million shares to 110 million shares and the elimination of authorized shares of Series K common stock. In addition, our board of directors authorized and our stockholders approved the issuance to AT&T, our controlling stockholder, of approximately 55.8 million shares of Series B common stock in exchange for the equivalent number of shares of Series A common stock held by AT&T.

   The Series A common stock entitles its holders to one vote per share and the Series B common stock entitle AT&T, who currently holds all outstanding shares of Series B common stock, to ten votes per share. As of December 31, 2000, AT&T controlled approximately 74% of our voting power. As a result of amendments in our corporate governance, authorized by our board of directors and approved by our stockholders in June 2000, the following rights related to our common stock have changed during the year ended December 31, 2000:

  . the designation of Series B directors was eliminated and holders of Series B common stock no longer have special approval and veto rights;

  . Comcast and Cox have waived most of their rights under the stockholders' agreement including the right to each designate a Series B director;

  . all supermajority, unanimous and special board voting requirements have been eliminated;

  . the holders of Series B common stock, voting together as a separate series, are entitled to elect a majority of the board of directors, the holders of Series A common stock, voting together as a separate series, are entitled to elect two outside directors who are not affiliates or associates of Excite@Home, and all holders of outstanding voting stock, voting together as a single class, are entitled to elect any additional directors, as long as there are 10,000,000 shares of Series B common stock outstanding;

  . the maximum number of directors is 17; so long as there are 10,000,000 shares of Series B common stock outstanding, the minimum number of directors on the board is seven, otherwise the minimum number of directors is three; and

  . all board actions are approved by a majority vote of the board of directors or relevant committee of the board.

   Each share of Series B common stock is convertible into one share of Series A common stock at the option of the holders. During the years ended December 31, 2000, 1999 and 1998, 2 million shares, 3.2 million shares and 24.5 million shares, respectively, were converted by holders of Series K common stock into Series A common stock.

Preferred Stock

   Our board of directors is authorized, subject to any limitation prescribed by Delaware law, to issue up to 9,650,000 shares of preferred stock, with such designation, preferences, special rights, qualifications, limitations or restrictions as expressed in a board resolution, without any further vote or action by the voting stockholders. The board may authorize the issuance of such preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of common stock. Thus, the issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of our company.

   In December 1999, we issued 10,674 shares of Series A non-voting preferred stock in connection with the acquisition and merger of Hartford House, Ltd. and Bluemountain.com. Each share of Series A preferred stock is convertible into 1,000 shares of Series A common stock at a rate of 500 shares of Series A preferred stock per month during the first 12 months following the acquisition, with the remainder convertible 24 months after such date. Preferred stock converted during the first 12 months may be accelerated under certain circumstances, including the charitable contribution of such shares. During the years ended December 31, 2000 and 1999, 4,567 shares and 540 shares, respectively, of Series A preferred stock were converted into 4.6 million shares and 0.5 million shares, respectively, of Series A common stock. As of December 31, 2000, 5,567 shares of Series A preferred stock were outstanding.

   In February 2000, we issued 202 shares of Series B non-voting preferred stock and 1,279 shares of Series C non-voting preferred stock in connection with the acquisition of Kendara, Inc. Each share of Series B preferred stock will automatically convert into 1,000 shares of Series A common stock upon the expiration of a one year escrow period in February 2001. Each share of Series C preferred stock is convertible into 1,000 shares of Series A common stock subject to a vesting schedule and a one year escrow period. During the year ended December 31, 2000, 230 shares of Series C preferred stock were converted into 0.2 million shares Series A common stock. As of December 31, 2000, 1,049 shares of Series C preferred stock were outstanding.

   In April 2000, we issued 804 shares of Series B non-voting preferred stock in connection with the acquisition of Worldprints.com International, Inc. Each share of Series B preferred stock is convertible into 1,000 shares of Series A common stock subject to a vesting schedule and a one year escrow period. As of December 31, 2000, no conversions had occurred and all 804 shares of Series B preferred stock were outstanding.

   The above series of preferred stock do not have special liquidation privileges and are not entitled to dividends.

Warrants

Lessor Warrants

   In October 1996, we issued a warrant to our facilities lessor that gives the lessor the right to purchase 0.4 million shares of Series A common stock for $7.50 per share. The warrant is exercisable for a five-year period beginning in October 1997. We deemed the warrant to have insignificant fair value at the time of issuance. The lessor exercised the substantial portion of these warrants prior to 2000 and an insignificant number of shares remained available for issuance as of December 31, 2000.

Warrants to Initial Investors

   In April 1997, we issued warrants for 4 million shares of Series A common stock with an exercise price of $5.00 per share to Rogers and Shaw, our primary cable partners in Canada that were Series C preferred stock investors prior to our initial public offering. The warrants are exercisable beginning June 2004 or earlier subject to certain performance standards being met by the cable system operators as specified in the agreement. We deemed the warrants to have insignificant fair value at the time of issuance. Through December 31, 2000, warrants for 2.4 million shares were exercised on a net basis, resulting in the issuance of 2.2 million shares of Series A common stock. Of the 1.6 million shares remaining outstanding under these warrants at the end of 2000, 0.8 million were vested and exercisable.

Intel Warrants

   In July 1997, we issued a warrant to Intel Corporation in connection with a development agreement that gives Intel Corporation the right to purchase 0.2 million shares of Series A common stock for $5.00 per share. The shares exercisable under this warrant vest 25% on the six-month anniversary of the agreement and the remainder vests monthly for two years thereafter. In September 1997, we issued a second warrant that gives Intel the right to purchase an additional 0.2 million shares of Series A common stock for $10.50 per share. The second warrant is exercisable beginning in September 2004 or earlier subject to certain performance standards being met by Intel as specified in the amended development agreement. We deemed the warrants to have insignificant fair value at the time of issuance. During the year ended December 31, 2000, warrants for 0.2 million shares were exercised on a net basis and we issued less than 0.1 million shares of Series A common stock. Of the 0.2 million shares remaining outstanding under these warrants at the end of 2000, 0.1 million were vested and exercisable.

Warrants Subject to Distribution Agreements

  Cablevision

   In October 1997, we entered into a contract with Cablevision Systems Corporation and certain affiliates in connection with a master distribution agreement with Cablevision for the exclusive distribution of our @Home service on substantially the same terms and conditions as our principal cable partners. This agreement provided for the issuance to Cablevision of a warrant to purchase 15.8 million shares of our Series A Common Stock at an exercise price of $0.25 per share. The warrant was immediately exercisable. During the year ended December 31, 1997, we recorded $172.6 million as distribution agreements in our consolidated balance sheet representing the fair value of the warrant, and we are amortizing the amount ratably over 56 months, the remaining term of the exclusivity obligations at the time the warrant became exercisable.

   The agreement with Cablevision provided for the issuance of an additional warrant to Cablevision to purchase up to 6.1 million shares of our Series A common stock at an exercise price of $0.25 per share under certain conditions. This contingent warrant was not immediately exercisable and becomes exercisable as and to the extent certain cable television systems are transferred from TCI (now AT&T Broadband) and its controlled affiliates to Cablevision. During the year ended December 31, 1998, the contingent warrant became exercisable for 4.7 million shares of Series A common stock or $74.5 million at fair value. No further shares became exercisable under the contingent warrant through December 31, 2000. We capitalized the fair value of the contingent warrant as distribution agreements in our consolidated balance sheet and we are amortizing the amount ratably over 51 months, the remaining term of the exclusivity obligations at the time the contingent warrant became exercisable.

   For the years ended December 31, 2000, 1999 and 1998, amortization of intangible assets under the exclusive provisions of this distribution agreement was $54.6 million, $54.5 million and $51.6 million, respectively. As of December 31, 2000 and 1999, accumulated amortization of the cost of the distribution agreement totaled $169.9 million and $115.3 million, respectively. No shares have been issued under exercises of either the warrant or contingent warrant through December 31, 2000.

  Other cable system operators

   At various dates during the years ended December 31, 1999 and 1998, we issued performance-based warrants to other cable system operators as part of the execution of exclusive distribution agreements related to the cable systems of these operators. Warrants to purchase up to 2.6 million and 10.5 million shares of Series A common stock were issued during 1999 and 1998, respectively, at an exercise price of $5.25 per share. We also issued additional warrants to a cable operator in March 1999 to purchase up to 3.6 million shares of Series A common stock at an exercise price of $23.13 per share under a similar arrangement. As a result of changes in ownership during 1999 of certain cable systems covered by warrants with a $5.25 exercise price, warrants to purchase
0.4 million shares of Series A common stock were canceled. During the years ended December 31, 2000 and 1999, warrants to purchase 1.4 million shares and
4.4 million shares, respectively, became exercisable as a result of the cable system operators meeting certain system upgrade and subscriber performance milestones. As the warrants became exercisable, we recorded, net of cancellations, $17.6 million and $204.7 million during the years ended December 31, 2000 and 1999, respectively, as distribution agreements in our consolidated balances sheets. The amounts recorded as distribution agreements represented the fair value of exercisable warrants at the date they were earned, and we are amortizing these amounts ratably over the remaining terms of the exclusive distribution agreements, which expire at various dates through 2004. Amortization under these distribution agreements during the year ended December 31, 2000 and 1999 was $41.1 million and $22.9 million, respectively and the related accumulated amortization as of December 31, 2000 and 1999 was $62 million and $22.9 million, respectively. Exercises of warrants for 0.5 million shares resulted in the net issuance of 0.4 million shares of Series A common stock during the year ended December 31, 1999; there were no issuances in other years. Of the 15.8 million shares remaining outstanding under these warrants as of December 31, 2000, 5.3 million were vested and exercisable.

  Extension of distribution agreements with AT&T, Comcast and Cox

   On March 28, 2000, we entered into letter agreements with AT&T, Comcast and Cox under which we extended our distribution agreements with these partners on a non-exclusive basis through June 4, 2006 with respect to Cox and Comcast and through June 4, 2008 with respect to AT&T. Under these letter agreements, which became effective in August 2000, we issued to AT&T one warrant for Series A common stock and one warrant for Series B common stock for each home passed by AT&T's cable systems as adjusted for planned acquisitions and dispositions, resulting in the issuance of warrants to purchase 27.9 million shares each of Series A common stock and Series B common stock (a total of 55.8 million shares). We issued to Cox and Comcast two warrants for Series A common stock for each home passed by each respective cable partner's systems as adjusted for planned acquisitions and dispositions, resulting in the issuance of warrants for 44.7 million shares to these cable partners. Warrants issued to these cable partners each have an exercise price of $29.54 per share.

   The warrants issued to AT&T will vest and become fully exercisable as to all shares on June 4, 2002 and are subject to upward or downward adjustment if the number of cable systems that are in compliance with the terms of the letter agreements increases or decreases during the period from and including June 4, 2002 through June 4, 2008. In addition, shares acquired through exercises of these warrants have volume restrictions that lapse at each anniversary date as to 16.67% of the shares exercisable starting June 4, 2002. We will record the fair value of these warrants in our consolidated balance sheets as distribution agreements at the time and to the degree that conditions related to any downward adjustment in the number of warrants earned by AT&T lapse. We have not recorded any amounts to date related to these warrants. The distribution agreement will be amortized to expense over its term of six years starting June 4, 2002.

   The warrants issued to Cox and Comcast vest as to 16.67% on June 4, 2001 and an additional 8.33% each December 4 and June 4 thereafter, as long as the current and new distribution agreements are in place. These warrants are subject to upward or downward adjustment if the number of cable systems that are in compliance with the terms of the letter agreements increases or decreases during the period from and including June 4, 2002 through June 4, 2006. In addition, the shares issuable to a cable partner under these warrants are subject to forfeiture, at a rate proportionate with the remaining term of the new distribution agreement if, and at the time, that a cable partner terminates the new distribution agreement prior to June 4, 2006. As a result, we did not record these warrants as distribution agreements as of December 31, 2000. We will record the fair value of the warrants as distribution agreements in our consolidated balance sheet as the forfeiture provisions lapse and we will make future adjustments as appropriate to reflect any changes in the number of shares subject to these warrants. The distribution agreements will be amortized to expense over their term of four years starting June 4, 2002.

Cable System Operator Performance Warrants

   In February 1998, we issued performance-based warrants to Rogers and Shaw to purchase up to 10 million shares of Series A common stock, respectively, at an exercise price of $5.25 per share. Warrants to purchase 2.7 million shares, 5.5 million shares and 1.8 million shares became exercisable when Rogers and Shaw met certain subscriber performance milestones during the years ended December 31, 2000, 1999 and 1998, respectively. We recorded non-cash charges to operations for the fair value of these warrants of $75.6 million, $213.1 million and $49.8 million during the years ended December 31, 2000, 1999 and 1998, respectively. Exercises of warrants for 4.6 million shares resulted in the net issuance of 4.4 million shares of Series A common stock through December 31, 2000. All of the 5.4 million shares remaining outstanding under these warrants as of December 31, 2000 were vested and exercisable.

Warrants Issued to Joint Venture Partners

   In April 1999, we issued performance-based warrants to cable partners in our At Home Japan joint venture to purchase up to 0.9 million shares of Series A common stock at an exercise price of $32.50. These warrants become exercisable based on the achievement of certain system upgrade, subscriber and other performance milestones by the cable partners. Warrants to purchase 0.1 million shares became exercisable during each of the years ended December 31, 2000 and 1999, at the time that our cable partners met certain of these performance milestones. We recorded $1.3 million and $2.1 million during the years ended December 31, 2000 and 1999 as an additional non-cash investment in the joint venture based on the fair value of the warrants when they were earned. None of these warrants have been exercised through December 31, 2000.

Warrants Assumed in Acquisitions

   As a result of our merger with Excite in May 1999, we assumed warrants that Excite had issued to Netscape to purchase, on a converted basis, 0.2 million shares of Series A common stock at an exercise price of $66.28 per share. These warrants are exercisable until April 30, 2001 and were fully vested at the date of the acquisition of Excite. The purchase consideration for Excite included the fair value of these warrants at the date of acquisition (see Note 3). None of these warrants have been exercised as of December 31, 2000.

   In our acquisition of iMALL in October 1999, we issued warrants to First Data Corporation to purchase 2.3 million shares of Series A common stock at an exercise price of $36.96 per share, with a fair value of $82.8 million. In addition, we also assumed warrants to purchase 0.1 million shares, on a converted basis, of Series A common stock at an exercise price of $6.96, with a fair value of $7.4 million. All warrants issued and assumed in the iMALL acquisition were exercisable at the date of acquisition and their fair values were included in the purchase consideration (see Note 3). Through December 31, 2000, we have issued 0.1 million shares of Series A common stock in connection with exercises of these warrants. As of December 31, 2000, warrants for
2.3 million shares remained outstanding.

   In our acquisition of Worldprints in April 2000, we assumed fully-vested warrants to purchase 0.2 million shares of Series A common stock with an average exercise price of $4.95. The purchase consideration for Worldprints included the fair value of these warrants at the date of acquisition (see Note
3). We issued 0.2 million shares of Series A common stock in connection with exercises of these warrants during the year ended December 31, 2000.

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

Stock Option Plans We Have Adopted

   In January 1996, our board of directors adopted, and our stockholders approved, the 1996 Incentive Stock Option Plan, and in July 1996, we adopted the 1996 Incentive Stock Option Plan No. 2. These plans authorize incentive stock options, as defined by the Internal Revenue Code, to be granted to employees at an exercise price not less than 100% of the fair value at the grant date as determined by the board of directors. The 1996 plans also authorize nonqualified stock options to be issued to nonemployee officers, directors and consultants at an exercise price of not less than 85% of the fair value at the grant date. The options granted under the 1996 plans were exercisable immediately upon issuance and generally have a term of ten years. Upon termination of employment, unvested shares may be repurchased by us at the original purchase price. The repurchase right for vested shares expired upon the completion of our initial public offering. Stock options generally vest at the rate of 25% after one year and ratably on a monthly basis for three years thereafter and are exercisable at the earlier of 90 days after termination or 10 years from the date of grant.

   Our 1997 Equity Incentive Plan was adopted by the board of directors in May 1997 and approved by the stockholders in July 1997 as the successor to the 1996 plans. The 1997 plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards and stock bonuses to our employees, directors and consultants. Options granted to new employees under the 1997 plan generally vest at the rate of 25% after one year and ratably on a monthly basis for three years thereafter; subsequent option grants generally vest ratably on a monthly basis over 48 months. All options granted under the 1997 plan are exercisable at the earlier of 90 days after termination or 10 years from the date of grant.

   Our 2000 Equity Incentive Plan was adopted by the board of directors in January 2000 as a supplemental plan to the 1997 plan designed to meet the "broadly based plans" exemption from the stockholder approval requirements for stock option plans under the Nasdaq National Market listing requirements. The 2000 plan provides for the grant of up to 2 million nonqualified stock options, restricted stock awards and stock bonuses to employees, directors and consultants.

   Our board of directors authorized, and in June 2000, our stockholders approved an amendment and increase in the total number of shares of Series A common stock reserved for issuance under the 1997 Equity Incentive Plan. As of December 31, 2000, the total number of shares reserved for issuance under the 1997 plan was 106.9 million less the total number of shares issued or issuable to employees, officers, directors and consultants under restricted stock purchase agreements and the 1996 plans. Previous to this amendment, shares reserved for issuance under the 1997 plan were reduced by shares reserved for issuance under the 1997 Employee Stock Purchase Plan, discussed below.

Stock Option Plans Assumed Through Mergers and Acquisitions

   Shares issuable under stock option plans assumed in acquisitions are converted to stock options to purchase shares of our Series A common stock based on the respective share exchange ratio in the merger or acquisition. The following summarizes stock options to purchase shares of Series A common stock which were assumed in acquisitions (see Note 3):

   Assumed during the year ended December 31, 1998:
    Narrative Plans(/1/).............................................  1,177,070
   Assumed during the year ended December 31, 1999:
    Excite Plans..................................................... 25,713,702
    iMALL Plans......................................................  1,497,165
    Hartford House Ltd. Plan (Bluemountain.com)(/2/).................  3,552,875
   Assumed during the year ended December 31, 2000:
    DataInsight Plan.................................................    336,451
    Kendara Plan.....................................................    194,573
    Worldpints Plan..................................................    278,198

  (/1/Includes)options to purchase 894,600 shares issued to existing
      Narrative employees on December 30, 1998, the date of Narrative's acquisition.

  (/2/As)a result of meeting certain performance criteria during the month of December 1999, the number of shares issuable under stock options assumed in the acquisition of Bluemountain.com was increased from 3,011,348 to 3,552,875 during the first quarter of 2000.

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

Stock Option Plan Activity

   The following summarizes the activity related to our stock options for the periods indicated:

                                               Year ended December 31,
                             ---------------------------------------------------------------
                                     2000                 1999                 1998
                             --------------------- -------------------- --------------------
                                          Weighted             Weighted             Weighted
                                          Average              Average              Average
                              Number Of   Exercise Number Of   Exercise Number Of   Exercise
                               Shares      Price     Shares     Price     Shares     Price
                             -----------  -------- ----------  -------- ----------  --------
   Outstanding at beginning
    of year................   59,610,284   $27.23  20,026,590   $16.72   6,116,270   $ 5.13
   Options granted.........   55,047,958   $16.88  50,176,276   $29.24  15,295,304   $20.37
   Options exercised.......   (6,956,582)  $ 8.88  (5,045,756)  $10.44    (849,106)  $ 3.51
   Options cancelled.......  (24,551,416)  $27.96  (5,546,826)  $22.75    (535,878)  $ 9.42
                             -----------           ----------           ----------
   Outstanding at end of
    year...................   83,150,244   $21.70  59,610,284   $27.23  20,026,590   $16.72
                             -----------           ----------           ----------
   Options exercisable at
    year-end...............   24,646,685   $23.56  14,846,032   $16.50   3,232,786   $ 3.35
                             ===========           ==========           ==========

   As of December 31, 2000, there were 10.8 million shares available for grant under our stock option plans. The following table summarizes information about stock options outstanding as of December 31, 2000:

                            Options Outstanding          Options Exercisable
                   ------------------------------------- --------------------
                               Weighted-Average Weighted             Weighted
      Range Of                    Remaining     Average              Average
      Exercise       Number      Contractual    Exercise   Number    Exercise
       Prices      Outstanding   Life (Years)    Price   Exercisable  Price
   --------------  ----------- ---------------- -------- ----------- --------
   $ 0.01--$ 9.22   7,549,878        7.66        $ 4.28   3,845,329   $ 2.60
   $ 9.31--$10.15   9,446,009        9.79        $10.08     443,800   $10.02
   $10.26--$16.50   9,198,084        8.61        $13.49   2,611,191   $13.33
   $16.53--$16.56  14,938,404        9.31        $16.56   3,216,945   $16.56
   $16.74--$18.25  11,003,891        9.06        $17.83   2,053,194   $17.46
   $18.48--$32.39  11,712,872        8.34        $23.87   5,163,844   $23.11
   $32.61--$37.13  10,410,502        8.69        $34.94   3,604,536   $34.79
   $37.25--$76.50   8,890,604        8.44        $52.38   3,707,846   $53.34
                   ----------                            ----------
   $ 0.01--$76.50  83,150,244        8.80        $21.70  24,646,685   $23.56
                   ==========                            ==========

   As of December 31, 2000, 0.2 million shares issued under our stock option plans and 0.6 million shares issued under stock option plans assumed in acquisitions were subject to repurchase at our option in the event of employee terminations.

   We recorded deferred compensation of $5.3 million and $51.1 million during the years ended December 31, 2000 and 1999, respectively, for the deemed fair value of restricted stock issued and stock options assumed in connection with acquisitions. We are amortizing these amounts over the vesting terms of the awards, which range from two to four years. We also recorded $5.3 million of deferred compensation prior to 1999 related to stock options granted and stock issued under stock purchase agreements prior to our initial public offering in July 1997. These amounts are being amortized on a straight-line basis by charges to operations over the vesting periods of the individual stock options and stock purchase agreements, which are generally four years.

Employee Stock Purchase Plan

   In July 1997, our board of directors adopted, and our stockholders approved, our 1997 Employee Stock Purchase Plan (ESPP) to provide employees with an opportunity to purchase our common stock through payroll deductions. Our board of directors authorized, and in June 2000 our stockholders approved, an increase in the number of shares reserved under the ESPP to 5 million shares. Under the ESPP, our employees may purchase, subject to certain restrictions, shares of common stock at the lesser of 85 percent of the fair value at either the beginning of each two-year offering period or the end of each six-month purchase period within the two-year offering period. As a result of our merger with Excite, we assumed an obligation to issue shares related to outstanding offering periods under Excite's ESPP as of May 28, 1999. Shares purchased by Excite employees under the remaining offering periods of Excite's ESPP are not deducted from the reserve for issuance of shares under our ESPP. During the years ended December 31, 2000, 1999 and 1998, employees purchased 0.6 million shares, 0.7 million shares and 0.5 million shares, respectively, pursuant to our ESPP plans. As of December 31, 2000, there were 3.5 million shares available for issuance under our ESPP.

Pro Forma Disclosures of the Effect of Stock-Based Compensation Plans

   Pro forma information regarding results of operations and loss per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation." Such pro forma information summarizes our results of operations as if stock-based awards to employees had been accounted for using a valuation method permitted under SFAS 123.

   The fair value of our stock-based awards to employees prior to our initial public offering in July 1997 was estimated using the minimum value method. Options granted subsequent to the initial public offering have been valued using the Black-Scholes option pricing model. Among other things, the Black-Scholes model considers the expected volatility of our stock price, determined in accordance with SFAS 123, in arriving at an option valuation. The minimum value method does not consider stock price volatility. Further, certain other assumptions necessary to apply the Black-Scholes model may differ significantly from assumptions used in calculating the value of options granted in 1996 and 1997, prior to the initial public offering, under the minimum value method.

   The fair value of our stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

                                    Options                    ESPP
                            ----------------------- --------------------------
                            Year ended December 31,  Year ended December 31,
                            ----------------------- --------------------------
                             2000    1999    1998     2000     1999     1998
                            ------- ------- ------- -------- -------- --------
   Expected life of
    options................ 4 years 4 years 4 years 6 months 6 months 6 months
   Expected volatility.....  0.76    0.82    1.00     0.76     0.80     1.00
   Risk free interest
    rate...................  6.20%   6.46%   4.69%   6.10%    6.01%    4.50%

   The following summarizes our pro forma results of operations for the periods indicated had we accounted for our stock-based awards in accordance with SFAS 123 (in thousands):

                                               Year Ended December 31,
                                          -----------------------------------
                                             2000         1999        1998
                                          -----------  -----------  ---------
   Net loss as reported.................. $(7,439,796) $(1,457,638) $(144,179)
   Pro forma net loss.................... $(7,546,132) $(1,583,777) $(166,401)
   Basic and diluted net loss per share
    -- as reported....................... $    (18.73) $     (4.61) $   (0.63)
   Pro forma basic and diluted net loss
    per share -- as adjusted............. $    (19.00) $     (5.00) $   (0.73)

   The weighted-average fair value of options granted during the years ended December 31, 2000, 1999 and 1998 was $10.33, $28.70 and $14.01, respectively.
The weighted-average fair value of ESPP rights granted during the years ended December 31, 2000, 1999 and 1998 was $11.85, 18.80 and $2.67, respectively.

Shares Authorized for Future Issuance

   The following represents common stock authorized for future issuance as of December 31, 2000:

Potentially dilutive shares:
 Preferred stock....................................................   7,621,261
 Stock options......................................................  83,150,244
 Warrants not subject to forfeiture for non-performance.............  35,757,812
 Convertible debt...................................................  14,663,506
 Repurchasable shares...............................................     766,777
                                                                     -----------
  Total............................................................. 141,959,600
Shares reserved for future issuance:
 Stock option plans.................................................  10,814,037
 ESPP...............................................................   3,484,335
 Warrants subject to forfeiture for non-performance................. 113,114,962
                                                                     -----------
  Total............................................................. 127,413,334
                                                                     -----------
Total shares authorized for future issuance......................... 269,372,934
                                                                     ===========

11. Retirement Plan

   We have a retirement plan under Section 401(k) of the Internal Revenue Code. Under the retirement plan, participating employees may defer a portion of their pretax earnings up to the Internal Revenue Service annual contribution limit. We may make contributions to the plan at the discretion of the board of directors. To date, no such contributions have been made by us.

12. Income Taxes

   Our income tax benefit differed, as of the dates indicated, from the income tax benefit determined by applying the U.S. federal statutory rate to the net loss as follows (in thousands):

                                                Year Ended December 31,
                                             --------------------------------
                                                2000        1999       1998
                                             -----------  ---------  --------
   Income tax benefit at U.S. statutory
    rate.................................... $(2,603,929) $(510,173) $(50,463)
   Non-deductible amortization..............   2,474,456    388,144        --
   Acquisition-related costs................      (8,994)    18,305        --
   Valuation allowance for deferred tax
    assets..................................     138,467    103,724    50,463
                                             -----------  ---------  --------
   Income tax benefit....................... $        --  $      --  $     --
                                             ===========  =========  ========

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities for federal and state income taxes as of the dates indicated were as follows (in thousands):

                                                              December 31,
                                                           --------------------
                                                             2000       1999
                                                           ---------  ---------
   Deferred tax assets:
    Net operating loss carryforwards...................... $ 288,981  $ 169,798
    Stock options assumed in acquisitions.................   269,248    269,248
    Cost and amortization of distribution agreements......   197,435    168,877
    Accrued costs and expenses............................    38,784     27,969
    Deferred revenue......................................       438     19,058
    Depreciation and amortization.........................    36,862     12,054
    Research and experimentation credits..................     2,248      2,248
    Capitalized research and development costs............     5,450      4,922
    Other.................................................   (52,956)        88
                                                           ---------  ---------
   Total gross deferred tax assets........................   786,490    674,262
   Less valuation allowance...............................  (702,566)  (528,065)
                                                           ---------  ---------
     Deferred tax assets..................................    83,924    146,197
                                                           ---------  ---------
   Deferred tax liabilities:
    Acquisition-related intangibles.......................    83,924    146,197
                                                           ---------  ---------
   Total gross deferred tax liabilities...................    83,924    146,197
                                                           ---------  ---------
     Net deferred tax assets.............................. $      --  $      --
                                                           =========  =========

   Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, a valuation allowance, in an amount equal to the net deferred tax assets as of December 31, 2000 and 1999, has been established to reflect these uncertainties. The valuation allowance increased by $174.5 million, $435.6 million and $59.3 million during the years ended December 31, 2000, 1999 and 1998, respectively. As of December 31, 2000, $140.3 million of the valuation allowance was attributable to stock option deductions, the benefit of which will be credited to paid-in-capital when realized. As of December 31, 2000, $269.2 million of the valuation allowance was attributable to deferred tax assets that, when realized, will first reduce unamortized goodwill, then other non-current intangible assets of acquired subsidiaries, and then income tax expense.

   As of December 31, 2000, we had net operating loss carryforwards for federal and state tax purposes of approximately $895 million and $312 million, respectively. We also had research and experimentation credit carryforwards for federal and state tax purposes of $1.1 million and $1.6 million, respectively. These carryforwards will expire beginning in 2002, if not utilized.

   Utilization of the net operating loss and tax credit carryforwards may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before utilization.

13. Related Party and Other Significant Transactions

   We are involved in transactions with related parties in the ordinary course of business. These related parties include stockholders and cable partners with significant investments in our common stock, our joint venture entities and their partners, and our executive officers and members of our board of directors.

   Total revenue from related parties was $45.3 million, $28.8 million, and $10.5 million for the years ended December 31, 2000, 1999 and 1998, respectively. Revenue from related parties included revenue of $25 million, $18.6 million and $10.5 million for the years ended December 31, 2000, 1999 and 1998, respectively, related to services such as advertising arrangements, support services including customer service, local area content development, development of set-top devices and pre-commercial deployment consulting provided to our cable partners with significant investments in our common stock. Revenue from related parties also included revenue of $20.3 million and $10.2 million for the years ended December 31, 2000 and 1999, respectively, related to consulting and other services rendered to our international and other joint ventures, including arrangements on a cost-plus basis; there was no such revenue for the year ended December 31, 1998.

   Our agreements with cable partners and communications providers for license and distribution of our services involve significant costs, including payments under our backbone agreement with AT&T, which amounted to $48.2 million and $57.1 million during the years ended December 31, 2000 and 1999, respectively.

   We have issued warrants to cable partners and others in connection with license and distribution agreements as described in Note 10.

14. Segment Reporting

   Our key operating segments are organized around our customers and services and aggregated into the reported business segments based on how our management organizes, manages and internally reports our revenues. Key operating segments and the reported business segments they were aggregated into as of December
31, 2000 were: (1) Consumer Access, which includes the @Home service, premium broadband services, customers care and set-top development; (2) Commercial Services, which includes the @Work service and e-commerce applications; (3) Media/Advertising, which includes the Excite, Bluemountain.com and Webshots narrowband content services, broadband content services, and targeted and other advertising services provided by MatchLogic; and (4) International, which provides our broadband and narrowband services in Europe, Australia and Japan. Information used by our key operating decision makers (consisting of our executive management team) in reviewing operations and in allocating resources includes revenue and for each key operating segment. Information such as operating costs, loss from operations, net loss and assets and liabilities is not produced internally for each key operating segment.
Although we allocate limited operating
costs to our segments, a significant portion of operating costs such as network operations and engineering are not allocated, and thus our key operating decision makers do not utilize this limited information in reviewing operations and allocating resources. In addition, we have corporate marketing, corporate development, general and administrative, and other operations that generate no revenues and are not part of a key operating segment.

   Our reportable segments have changed from prior years, and the 1999 and 1998 information has been restated accordingly.

   The following represents information for our reported business segments for the periods indicated (in thousands):

                                                       Year Ended December 31,
                                                      -------------------------
                                                        2000     1999    1998
                                                      -------- -------- -------
   Revenues:
    Consumer Access.................................. $218,116 $ 91,128 $22,292
    Commercial Services..............................   61,118   35,487  18,739
    Media/Advertising................................  308,006  197,067   5,444
    International....................................   29,135   13,273   1,570
                                                      -------- -------- -------
     Total consolidated revenues..................... $616,375 $336,955 $48,045
                                                      ======== ======== =======

   Media/Advertising and Commercial Services revenues were derived predominantly from customers located in the United States during the years ended December 31, 2000, 1999 and 1998.

   Consumer Access revenue derived from customers located outside the United States, and excluded from International, consisted primarily of revenue from our cable partners and their cable customers located in Canada, and accounted for approximately 16%, 16% and 17% of total Consumer Access revenue during the years ended December 31, 2000, 1999 and 1998.

   International revenue earned from services provided to our unconsolidated international joint ventures was $16.4 million and $10.2 million for the years ended December 31, 2000 and 1999, respectively; there was no such revenue for the year ended December 31, 1998. International revenue earned by our consolidated operations outside of North America was $12.7 million, $3.1 million and $1.6 million for the years ended December 31, 2000, 1999 and 1998, respectively.

   No single customer accounted for more that 10% of total consolidated revenues for the years ended December 31, 2000, 1999 and 1998.

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

   We use the following methods and assumptions in estimating the fair values of our financial instruments:

   Cash and cash equivalents: The carrying amount reported in the consolidated balance sheets for cash and cash equivalents approximates their fair value as of December 31, 2000 and 1999.

   Short-term investments: The fair values of short-term investments, all of which have been classified as available-for-sale, are based on quoted market prices as reported in the consolidated balance sheets. Thus, the carrying amounts of short-term investments are equal to their fair values as of December 31, 2000 and 1999.

   Accounts receivable and accounts payable: The carrying amounts reported in the consolidated balance sheets for accounts receivable and accounts payable, which are presented net of reserves, approximate their fair value as of December 31, 2000 and 1999.

   Other investments: The fair values of our other investments, which are accounted for as available-for-sale investments, are based on quoted market prices for publicly held securities and the lower of cost or estimated fair value for privately held securities as reported in the consolidated balance sheets. Thus, the carrying amounts of other investments are equal to their fair values as of December 31, 2000 and 1999.

   Capital lease and other obligations: We estimate the fair values of our capital lease and other equipment financing obligations based on the implicit interest rates for capital lease obligations we entered into recently compared to the weighted average interest rates in our existing financings. Based on this analysis, the carrying amounts of capital lease and other obligations approximate their fair values as of December 31, 2000 and 1999.

   Convertible debt: The fair values of our convertible debentures and notes are estimated using market rates for similar securities. The $500 million of 4.75% convertible notes issued in December 1999 had an estimated fair value of $258.8 million and a carrying amount of $500 million as of December 31, 2000; the $500 million carrying amount of these notes approximated their fair value as of December 31, 1999. The estimated fair value of our $437 million principal amount of convertible debentures issued in December 1998 was $141.8 million and the carrying amount was $243.5 as of December 31, 2000, and the estimated fair value was $274 million and the carrying amount was $236.3 million as of December 31, 1999.

16. Subsequent Events (Unaudited)

Targeted Workforce Reductions and Divestiture of iMALL and Enliven (Narrative Communications) Operations

   On January 23, 2001, we announced a workforce reduction of approximately 250 employees. The majority of reductions affected the Excite Network in the Media/Advertising business segment and iMALL in the Commercial Services business segment. We also announced plans to exit the business operations of iMALL and Enliven (Narrative Communications) either through an outright or partial sale or by winding down operations. We expect a significant reduction in future revenue in the Commercial Services segment as a result of the divestiture of iMALL. On February 23, 2001, we announced that we sold our Enliven business unit. We expect to incur restructuring charges during the three months ended March 31, 2001 related to workforce reductions and exiting these businesses.

Closure of Work.com

   Our Work.com joint venture substantially discontinued operations on March 31, 2001 as a result of the current decline in online advertising spending. We invested $15 million in this joint venture in April 2000 and we have reduced this investment by our equity share of the joint venture's losses during the year ended December 31, 2000. We will record additional equity share of losses during the three months ended March 31, 2001 to reflect losses incurred by Work.com for that period, and to the degree that the remaining carrying value of our investment in the joint venture exceeds cash returned to us, we will write-off such remaining amounts as of March 31, 2001.

Quarterly financial information (unaudited)

                                             Three months Ended
                                -----------------------------------------------
                                                                     December
                                March 31,  June 30,   September 30,     31,
                                  2000       2000         2000         2000
                                ---------  ---------  ------------- -----------
                                  (In thousands, except per share and stock
                                                 price data)
Total revenue.................  $ 138,063  $ 148,721    $ 160,533   $   169,058
Operating costs:
 Cost of services and
  products....................     57,239     69,363       80,365        83,583
 Product development and
  engineering.................     20,975     26,813       23,818        24,009
 Sales and marketing..........     56,926     74,254       79,244        79,593
 General and administrative...     10,724     17,798       19,535        17,829
 Cost and amortization of
  distribution agreements.....     93,965     28,166       24,350        24,621
 Amortization of goodwill,
  intangible assets and
  deferred compensation and
  other acquisition-related
  costs.......................    573,133    589,317      591,042       588,152
 Write-down of goodwill, other
  intangible assets and other
  assets......................         --         --           --     4,635,687
                                ---------  ---------    ---------   -----------
Total operating costs.........    812,962    805,711      818,354     5,453,474
                                ---------  ---------    ---------   -----------
Loss from operations..........   (674,899)  (656,990)    (657,821)   (5,284,416)
Interest and other income,
 net..........................      3,193        858        5,700           121
Write-down of other
 investments..................         --         --           --      (129,482)
Equity share of losses of
 affiliates...................     (4,815)   (12,131)     (16,589)      (12,525)
                                ---------  ---------    ---------   -----------
Net loss......................  $(676,521) $(668,263)   $(668,710)  $(5,426,302)
                                =========  =========    =========   ===========
Basic and diluted net loss per
 share........................  $   (1.75) $   (1.69)   $   (1.67)  $    (13.43)
                                =========  =========    =========   ===========
Price range per share:
 Low..........................  $   26.75  $   15.88    $   12.88   $      3.88
 High.........................  $   44.88  $   33.19    $   20.94   $     14.25
                                             Three months Ended
                                -----------------------------------------------
                                                                     December
                                March 31,  June 30,   September 30,     31,
                                  1999       1999         1999         1999
                                ---------  ---------  ------------- -----------
                                  (In thousands, except per share and stock
                                                 price data)
Total revenue.................  $  25,098  $  70,542    $ 112,562   $   128,753
Operating costs:
 Cost of services and
  products....................     18,600     29,084       45,260        50,112
 Product development and
  engineering.................      6,467     11,281       16,834        20,223
 Sales and marketing..........      7,676     25,274       48,179        49,596
 General and administrative...      4,103      6,423        9,028        10,722
 Cost and amortization of
  distribution agreements.....     15,020     18,703       43,932       214,312
 Amortization of goodwill,
  intangible assets and
  deferred compensation and
  other acquisition-related
  costs.......................      6,733    199,451      447,569       503,256
                                ---------  ---------    ---------   -----------
Total operating costs.........     58,599    290,216      610,802       848,221
                                ---------  ---------    ---------   -----------
Loss from operations..........    (33,501)  (219,674)    (498,240)     (719,468)
Interest and other income,
 net..........................      2,811      2,472        2,556         2,414
Realized gain on investment
 held.........................     12,566         --           --            --
Equity share of losses of
 affiliates...................         --       (742)      (2,876)       (5,956)
                                ---------  ---------    ---------   -----------
Net loss......................  $ (18,124) $(217,944)   $(498,560)  $  (723,010)
                                =========  =========    =========   ===========
Basic and diluted net loss per
 share........................  $   (0.08) $   (0.76)   $   (1.37)  $     (1.93)
                                =========  =========    =========   ===========
Price range per share:
 Low..........................  $   37.25  $   39.00    $   33.13   $     36.69
 High.........................  $   81.75  $   99.00    $   59.63   $     59.75

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

   None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

   The information required by this item is incorporated by reference to the proxy statement for our 2001 Annual Meeting of Stockholders, which we intend to file on or before April 30, 2001. The information required by this item will be set forth in the sections of the proxy statement entitled "Proposal No. 1 -- Election of Directors", "Management" and "Compliance under Section 16(a) of the Securities Exchange Act of 1934".

Item 11. Executive Compensation

   The information required by this item is incorporated by reference to the proxy statement for our 2001 Annual Meeting of Stockholders, which we intend to file on or before April 30, 2001. The information required by this item will be set forth in the sections of the proxy statement entitled "Proposal No. 1 -- Election of Directors", "Executive Compensation" and "Company Stock Price Performance".

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information required by this item is incorporated by reference to the proxy statement for our 2001 Annual Meeting of Stockholders, which we intend to file on or before April 30, 2001. The information required by this item will be set forth in the section of the proxy statement entitled "Security Ownership of Principal Stockholders, Directors and Management".

Item 13. Certain Relationships and Related Transactions

   The information required by this item is incorporated by reference to the proxy statement for our 2001 Annual Meeting of Stockholders, which we intend to file on or before April 30, 2001. The information required by this item will be set forth in the section of the proxy statement entitled "Related Party Transactions".

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a) The following documents are filed as part of this annual report:

  1. Financial Statements. See Index to Financial Statements at Item 8 on page 58 of this annual report.

  2. Financial Statement Schedules.

     Schedule II--Valuation and Qualifying Accounts

                                                          As of December 31,
                                                         ----------------------
                                                          2000     1999    1998
                                                         -------  -------  ----
   Allowance for doubtful accounts:
    Balance at beginning of period...................... $ 3,454  $   252  $ --
     Acquired allowance.................................      --    1,705    19
     Bad debt expense...................................  12,220    3,203   190
     Write-offs, net of recoveries......................  (5,674)  (1,706)   43
                                                         -------  -------  ----
    Balance at end of period............................ $10,000  $ 3,454  $252
                                                         =======  =======  ====

  Omitted schedules are not applicable or the required information is shown in the consolidated financial statements and notes thereto.

  3. Exhibits. The following exhibits are filed as part of, or are incorporated by reference into, this annual report:

                                        Incorporated by Reference
 Exhibit                            ----------------------------------  Filed
 Number     Exhibit Description     Form File No.  Exhibit Filing Date Herewith
 ------- ------------------------   ---- --------- ------- ----------- --------
  3.01   The Registrant's Fifth     S-8  333-79883  4.01    06/03/99
         Amended and Restated
         Certificate of
         Incorporation, filed
         with the Delaware
         Secretary of State on
         May 28, 1999.

  3.02   Certificate of Amendment   S-8  333-44780  4.02    08/30/00
         to the Registrant's
         Fifth Amended and
         Restated Certificate of
         Incorporation, filed
         with the Delaware
         Secretary of State on
         August 28, 2000.

  3.03   Certificate of             10-K            3.03    03/30/00
         Designation of the
         Registrant's Series A
         Non-Voting Convertible
         Preferred Stock, filed
         with the Delaware
         Secretary of State on
         December 13, 1999.

  3.04   Certificate of             S-3  333-31530  4.04    03/02/00
         Designation of the
         Registrant's Series B
         Non-Voting Convertible
         Preferred Stock, filed
         with the Delaware
         Secretary of State on
         February 9, 2000.

  3.05   Certificate of             S-3  333-31530  4.05    03/02/00
         Designation of the
         Registrant's Series C
         Non-Voting Convertible
         Preferred Stock, filed
         with the Delaware
         Secretary of State on
         February 9, 2000.

  3.06   The Registrant's Third     S-3  333-43156  4.03    09/25/00
         Amended and Restated
         Bylaws, adopted as of
         August 28, 2000.


                                        Incorporated by Reference
 Exhibit                            ----------------------------------  Filed
 Number     Exhibit Description     Form File No.  Exhibit Filing Date Herewith
 ------- ------------------------   ---- --------- ------- ----------- --------
  4.01   Form of certificate        S-1  333-27323   4.01   07/08/97
         representing shares of
         the Registrant's Series
         A common stock.

  4.02   Indenture, dated           10-K            10.38   03/31/99
         December 28, 1998,
         between the Registrant
         and State Street Bank
         and Trust Company of
         California, N.A., as
         trustee (contains form
         of note).

  4.03   Registration Rights        10-K            10.39   03/31/99
         Agreement, dated
         December 28, 1998,
         between the Registrant
         and Merrill Lynch & Co.,
         Merrill Lynch, Pierce,
         Fenner & Smith
         Incorporated, Morgan
         Stanley & Co.
         Incorporated and Goldman
         Sachs & Co.

  4.04   Indenture, dated           S-3  333-32228   4.03   03/10/00
         December 1, 1999,
         between the Registrant
         and State Street Bank
         and Trust Company of
         California, N.A., as
         trustee (contains form
         of note).

  4.05   Registration Rights        S-3  333-32228   4.04   03/10/00
         Agreement, dated
         December 1, 1999,
         between the Registrant
         and Morgan Stanley & Co.
         Incorporated, Goldman
         Sachs & Co., Deutsche
         Bank Securities Inc.,
         Donaldson Lufkin &
         Jenrette Securities
         Corporation, Hambrecht &
         Quist LLC and BancBoston
         Robertson Stephens Inc.

  4.06   Third Amended and          S-1  333-27323   4.01   05/16/97
         Restated Registration
         Rights Agreement, dated
         April 11, 1997, between
         the Registrant and the
         parties indicated
         therein.

  4.07   Amended and Restated       S-1  333-27323   4.04   06/20/97
         Stockholders' Agreement,
         dated August 1, 1996,
         among the Registrant and
         the parties indicated
         therein, as amended on
         May 15, 1997.

  10.01  Form of Indemnification    S-1  333-27323  10.09   05/16/97
         Agreement entered into
         by the Registrant with
         each of its directors
         and executive officers.*

  10.02  The Registrant's 1996      S-1  333-27323  10.10   05/16/97
         Incentive Stock Option
         Plan, as amended on May
         16, 1996.

  10.03  The Registrant's 1996      S-1  333-27323  10.11   05/16/97
         Incentive Stock Option
         Plan No. 2, adopted on
         July 16, 1996.

  10.04  The Registrant's 1997      S-8  333-47878   4.02   10/13/00
         Equity Incentive Plan,
         as amended on April 18,
         2000.

  10.05  The Registrant's 1997      S-8  333-47878   4.03   10/13/00
         Employee Stock Purchase
         Plan, as amended on
         April 18, 2000.


                                         Incorporated by Reference
 Exhibit                            ------------------------------------  Filed
 Number     Exhibit Description     Form File No.   Exhibit  Filing Date Herewith
 ------- ------------------------   ---- --------- --------- ----------- --------
  10.06  The Registrant's 2000      S-8  333-31532 4.06-4.09  03/02/00
         Equity Incentive Plan,
         adopted on January 13,
         2000, and related forms
         of agreements.

  10.07  Employment Agreement,      10-K               10.26  03/30/00
         dated May 28, 1999,
         between the Registrant
         and George Bell.*

  10.08  Letter Agreement, dated    10-Q               10.03  11/14/00
         September 18, 2000,
         between the Registrant
         and George Bell.*

  10.09  Employment Letter          S-1  333-27323     10.19  05/16/97
         Agreement, dated July
         19, 1996, between the
         Registrant and Thomas A.
         Jermoluk.*

  10.10  Amendment of Employment    10-K               10.26  03/30/00
         Agreement, dated
         November 23, 1999,
         between the Registrant
         and Thomas A. Jermoluk.*

  10.11  Offer Letter, dated June   10-Q               10.02  11/14/00
         29, 2000, between the
         Registrant and Mark
         McEachen.*

  10.12  Loan and Security          10-Q               10.04  11/14/00
         Agreement, dated August
         17, 2000, between the
         Registrant, Mark
         McEachen and Joanne
         McEachen.*

  10.13  Employment Agreement,      10-Q               10.2   05/15/00
         dated January 4, 2000,
         between the Registrant
         and Byron Smith.*

  10.14  Loan and Security          10-Q               10.05  11/14/00
         Agreement, dated July
         28, 2000, between the
         Registrant, Byron Smith
         and Beth Smith.*

  10.15  Employment Agreement,      10-Q               10.1   05/15/00
         dated December 9, 1999,
         between the Registrant
         and Mark O'Leary.*

  10.16  Form of Retention and      10-Q               10.01  11/14/00
         Severance Agreement,
         dated September 7, 2000,
         between the Registrant
         and each of George Bell,
         Mark McEachen, Mark
         Stevens, Byron Smith,
         and Mark O'Leary.*

  10.17  Letter Agreement, dated    S-1  333-27323     10.20  06/20/97
         May 15, 1997, among
         Registrant and the
         parties indicated
         therein, including as
         exhibits the Master
         Distribution Agreement
         Term Sheet and the Term
         Sheet for Form of LCO
         Agreement.

  10.18  Letter Agreement and       8-K                10.01  10/22/97
         Term Sheet, dated as of
         October 2, 1997 and
         amended as of October
         10, 1997, among the
         Registrant, Cablevision
         Systems Corporation, CSC
         Parent Corporation,
         Comcast Corporation, Cox
         Enterprises, Inc.,
         Kleiner Perkins Caufield
         & Byers and Tele-
         Communications, Inc.


                                          Incorporated by Reference
 Exhibit                            --------------------------------------  Filed
 Number     Exhibit Description       Form   File No.  Exhibit Filing Date Herewith
 ------- ------------------------   -------- --------- ------- ----------- --------
  10.19  Letter Agreement, dated    AT&T 13D               13   04/13/99
         April 7, 1999, among the
         Registrant, AT&T Corp.,
         Tele-Communications,
         Inc., Cox
         Communications, Inc. and
         Cox@Home, Inc.

  10.20  Letter Agreement and         8-K               99.01   04/03/00
         Term Sheets, dated May
         28, 2000, among the
         Registrant, AT&T Corp.,
         Comcast Corporation and
         Cox Communications, Inc.

  10.21  Amendment to Letter          8-K               99.01   06/29/00
         Agreement, dated June
         22, 2000, among the
         Registrant, AT&T Corp.,
         Comcast Corporation and
         Cox Communications, Inc.

  10.22  Term Sheet, dated March      S-1    333-27323  10.06   05/16/97
         18, 1997, between the
         Registrant and each of
         Shaw Cablesystems Ltd.
         and Rogers Cablesystems
         Limited.

  10.23  IRU Capacity Agreement,      10-K              10.33   04/27/99
         dated December 19, 1998,
         between the Registrant
         and AT&T Corp.

  10.24  Form of Amendment to IRU     10-Q              10.01   08/14/00
         Capacity Agreement,
         dated April 30, 1999,
         between the Registrant
         and AT&T Corp.

  10.25  Form of Amendment Number     10-Q              10.01   11/15/99
         Two to IRU Capacity
         Agreement, dated
         September 30, 1999,
         between the Registrant
         and AT&T Corp.

  10.26  Form of Amendment Number     10-Q              10.02   08/14/00
         Three to IRU Capacity
         Agreement, dated March
         29, 2000, between the
         Registrant and AT&T
         Corp.

  10.27  Form of Amendment Number     10-Q              10.03   08/14/00
         Four to IRU Capacity
         Agreement, dated May 17,
         2000, between the
         Registrant and AT&T
         Corp.

  10.28  Loan and Security            10-Q              10.23   11/14/97
         Agreement, dated
         September 30, 1997,
         between the Registrant
         and Silicon Valley Bank.

  10.29  Loan Modification            10-K              10.34   02/19/99
         Agreement, dated October
         19, 1998, between the
         Registrant and Silicon
         Valley Bank.

  10.30  Lease, dated October 17,     S-1    333-27323  10.08   05/16/97
         1996, between the
         Registrant and
         Martin/Campus
         Associated, L.P.

  10.31  Build to Suit Option         10-Q              10.15   05/15/98
         Agreement, dated October
         25, 1996, between
         Registrant and
         Martin/Campus
         Associates, L.P., and
         First Amendment to Build
         to Suit Option
         Agreement.


                                          Incorporated by Reference
                                        -----------------------------
 Exhibit                                     File                      Filed
 Number       Exhibit Description       Form No.  Exhibit Filing Date Herewith
 ------- ----------------------------   ---- ---- ------- ----------- --------
  10.32  Build to Suit Lease, dated     10-Q       10.21   05/15/98
         September 29, 1997, between
         the Registrant and
         Martin/Campus Associates,
         L.P. (425 Broadway, Redwood
         City, California).

  10.33  Build to Suit Lease, dated     10-K       10.35   02/19/99
         September 29, 1997, between
         the Registrant and Martin/
         Campus Associates, L.P.,
         (440 Broadway, Redwood City,
         California).

  10.34  Build to Suit Lease, dated     10-K       10.36   02/19/99
         July 14, 1998, between
         Registrant and Martin/Campus
         Associates, L.P. (420
         Broadway, Redwood City,
         California).

  10.35  Build to Suit Lease between    10-K       10.37   02/19/99
         the Registrant and
         Martin/Campus Associates,
         L.P. (430 Broadway, Redwood
         City, California).

  10.36  Triple Net Building Lease,     10-Q       10.04   08/14/00
         dated February 25, 2000,
         between Registrant and
         Pacific Shores Center LLC
         (Building 7).

  10.37  Triple Net Building Lease,     10-Q       10.05   08/14/00
         dated February 25, 2000,
         between Registrant and
         Pacific Shores Center LLC
         (Building 8).

  21.01  List of subsidiaries of the                                      X
         Registrant.

  23.01  Consent of Ernst & Young                                         X
         LLP, Independent Auditors.

  24.01  Power of Attorney (see                                           X
         signature page following
         Item 14).

- --------
  * Management contracts or compensatory plans required to be filed as an exhibit to this annual report.

   (b) Reports on Form 8-K.

   We did not file any current reports on Form 8-K during the quarterly period ended December 31, 2000.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 2, 2000                       AT HOME CORPORATION

                                                  /s/ Mark A. McEachen
                                          By: _________________________________
                                                     Mark A. McEachen
                                               Executive Vice President and
                                                  Chief Financial Officer

                               POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints George Bell, Mark A. McEachen and Megan Pierson, jointly and severally, his attorney in fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                Name                             Title                    Date
                ----                             -----                    ----


Principal Executive Officer:


          /s/ George Bell            Chairman of the Board           April 2, 2000
____________________________________  Executive and Chief
             George Bell              Executive Officer


Principal Financial Officer:


        /s/ Mark A. McEachen         Executive Vice President and    April 2, 2000
____________________________________  Chief Financial Officer
           Mark A. McEachen


Principal Accounting Officer:


        /s/ Manford Leonard          Vice President and Corporate    April 2, 2000
____________________________________  Controller
           Manford Leonard


Additional Directors:


     /s/ William R. Hearst III       Vice Chairman of the Board      April 2, 2000
____________________________________
        William R. Hearst III

                Name                             Title                    Date
                ----                             -----                    ----

      /s/ C. Michael Armstrong       Director                        April 2, 2000
____________________________________
         C. Michael Armstrong

                                     Director
____________________________________
             Mohan Gyani

          /s/ Frank Ianna            Director                        April 2, 2000
____________________________________
             Frank Ianna

                                     Director
____________________________________
           Charles H. Noski

        /s/ John C. Petrillo         Director                        April 2, 2000
____________________________________
           John C. Petrillo

                                     Director
____________________________________
           Edward S. Rogers

        /s/ Daniel E. Somers         Director                        April 2, 2000
____________________________________
           Daniel E. Somers

                                 EXHIBIT INDEX

                                        Incorporated by Reference
 Exhibit                            ----------------------------------  Filed
 Number     Exhibit Description     Form File No.  Exhibit Filing Date Herewith
 ------- ------------------------   ---- --------- ------- ----------- --------
  3.01   The Registrant's Fifth     S-8  333-79883   4.01   06/03/99
         Amended and Restated
         Certificate of
         Incorporation, filed
         with the Delaware
         Secretary of State on
         May 28, 1999.

  3.02   Certificate of Amendment   S-8  333-44780   4.02   08/30/00
         to the Registrant's
         Fifth Amended and
         Restated Certificate of
         Incorporation, filed
         with the Delaware
         Secretary of State on
         August 28, 2000.

  3.03   Certificate of             10-K             3.03   03/30/00
         Designation of the
         Registrant's Series A
         Non-Voting Convertible
         Preferred Stock, filed
         with the Delaware
         Secretary of State on
         December 13, 1999.

  3.04   Certificate of             S-3  333-31530   4.04   03/02/00
         Designation of the
         Registrant's Series B
         Non-Voting Convertible
         Preferred Stock, filed
         with the Delaware
         Secretary of State on
         February 9, 2000.

  3.05   Certificate of             S-3  333-31530   4.05   03/02/00
         Designation of the
         Registrant's Series C
         Non-Voting Convertible
         Preferred Stock, filed
         with the Delaware
         Secretary of State on
         February 9, 2000.

  3.06   The Registrant's Third     S-3  333-43156   4.03   09/25/00
         Amended and Restated
         Bylaws, adopted as of
         August 28, 2000.

  4.01   Form of certificate        S-1  333-27323   4.01   07/08/97
         representing shares of
         the Registrant's Series
         A common stock.

  4.02   Indenture, dated           10-K            10.38   03/31/99
         December 28, 1998,
         between the Registrant
         and State Street Bank
         and Trust Company of
         California, N.A., as
         trustee (contains form
         of note).

  4.03   Registration Rights        10-K            10.39   03/31/99
         Agreement, dated
         December 28, 1998,
         between the Registrant
         and Merrill Lynch & Co.,
         Merrill Lynch, Pierce,
         Fenner & Smith
         Incorporated, Morgan
         Stanley & Co.
         Incorporated and Goldman
         Sachs & Co.

  4.04   Indenture, dated           S-3  333-32228   4.03   03/10/00
         December 1, 1999,
         between the Registrant
         and State Street Bank
         and Trust Company of
         California, N.A., as
         trustee (contains form
         of note).

  4.05   Registration Rights        S-3  333-32228   4.04   03/10/00
         Agreement, dated
         December 1, 1999,
         between the Registrant
         and Morgan Stanley & Co.
         Incorporated, Goldman
         Sachs & Co., Deutsche
         Bank Securities Inc.,
         Donaldson Lufkin &
         Jenrette Securities
         Corporation, Hambrecht &
         Quist LLC and BancBoston
         Robertson Stephens Inc.


                                         Incorporated by Reference
 Exhibit                            ------------------------------------  Filed
 Number     Exhibit Description     Form File No.   Exhibit  Filing Date Herewith
 ------- ------------------------   ---- --------- --------- ----------- --------
  4.06   Third Amended and          S-1  333-27323      4.01  05/16/97
         Restated Registration
         Rights Agreement, dated
         April 11, 1997, between
         the Registrant and the
         parties indicated
         therein.

  4.07   Amended and Restated       S-1  333-27323      4.04  06/20/97
         Stockholders' Agreement,
         dated August 1, 1996,
         among the Registrant and
         the parties indicated
         therein, as amended on
         May 15, 1997.

  10.01  Form of Indemnification    S-1  333-27323     10.09  05/16/97
         Agreement entered into
         by the Registrant with
         each of its directors
         and executive officers.*

  10.02  The Registrant's 1996      S-1  333-27323     10.10  05/16/97
         Incentive Stock Option
         Plan, as amended on May
         16, 1996.

  10.03  The Registrant's 1996      S-1  333-27323     10.11  05/16/97
         Incentive Stock Option
         Plan No. 2, adopted on
         July 16, 1996.

  10.04  The Registrant's 1997      S-8  333-47878      4.02  10/13/00
         Equity Incentive Plan,
         as amended on April 18,
         2000.

  10.05  The Registrant's 1997      S-8  333-47878      4.03  10/13/00
         Employee Stock Purchase
         Plan, as amended on
         April 18, 2000.

  10.06  The Registrant's 2000      S-8  333-31532 4.06-4.09  03/02/00
         Equity Incentive Plan,
         adopted on January 13,
         2000, and related forms
         of agreements.

  10.07  Employment Agreement,      10-K               10.26  03/30/00
         dated May 28, 1999,
         between the Registrant
         and George Bell.*

  10.08  Letter Agreement, dated    10-Q               10.03  11/14/00
         September 18, 2000,
         between the Registrant
         and George Bell.*

  10.09  Employment Letter          S-1  333-27323     10.19  05/16/97
         Agreement, dated July
         19, 1996, between the
         Registrant and Thomas A.
         Jermoluk.*

  10.10  Amendment of Employment    10-K               10.26  03/30/00
         Agreement, dated
         November 23, 1999,
         between the Registrant
         and Thomas A. Jermoluk.*

  10.11  Offer Letter, dated June   10-Q               10.02  11/14/00
         29, 2000, between the
         Registrant and Mark
         McEachen.*

  10.12  Loan and Security          10-Q               10.04  11/14/00
         Agreement, dated August
         17, 2000, between the
         Registrant, Mark
         McEachen and Joanne
         McEachen.*

  10.13  Employment Agreement,      10-Q               10.2   05/15/00
         dated January 4, 2000,
         between the Registrant
         and Byron Smith.*

  10.14  Loan and Security          10-Q               10.05  11/14/00
         Agreement, dated July
         28, 2000, between the
         Registrant, Byron Smith
         and Beth Smith.*


                                          Incorporated by Reference
 Exhibit                            --------------------------------------  Filed
 Number     Exhibit Description       Form   File No.  Exhibit Filing Date Herewith
 ------- ------------------------   -------- --------- ------- ----------- --------
  10.15  Employment Agreement,        10-Q              10.1    05/15/00
         dated December 9, 1999,
         between the Registrant
         and Mark O'Leary.*

  10.16  Form of Retention and        10-Q              10.01   11/14/00
         Severance Agreement,
         dated September 7, 2000,
         between the Registrant
         and each of George Bell,
         Mark McEachen, Mark
         Stevens, Byron Smith,
         and Mark O'Leary.*

  10.17  Letter Agreement, dated      S-1    333-27323  10.20   06/20/97
         May 15, 1997, among
         Registrant and the
         parties indicated
         therein, including as
         exhibits the Master
         Distribution Agreement
         Term Sheet and the Term
         Sheet for Form of LCO
         Agreement.

  10.18  Letter Agreement and         8-K               10.01   10/22/97
         Term Sheet, dated as of
         October 2, 1997 and
         amended as of October
         10, 1997, among the
         Registrant, Cablevision
         Systems Corporation, CSC
         Parent Corporation,
         Comcast Corporation, Cox
         Enterprises, Inc.,
         Kleiner Perkins Caufield
         & Byers and Tele-
         Communications, Inc.

  10.19  Letter Agreement, dated    AT&T 13D               13   04/13/99
         April 7, 1999, among the
         Registrant, AT&T Corp.,
         Tele-Communications,
         Inc., Cox
         Communications, Inc. and
         Cox@Home, Inc.

  10.20  Letter Agreement and         8-K               99.01   04/03/00
         Term Sheets, dated May
         28, 2000, among the
         Registrant, AT&T Corp.,
         Comcast Corporation and
         Cox Communications, Inc.

  10.21  Amendment to Letter          8-K               99.01   06/29/00
         Agreement, dated June
         22, 2000, among the
         Registrant, AT&T Corp.,
         Comcast Corporation and
         Cox Communications, Inc.

  10.22  Term Sheet, dated March      S-1    333-27323  10.06   05/16/97
         18, 1997, between the
         Registrant and each of
         Shaw Cablesystems Ltd.
         and Rogers Cablesystems
         Limited.

  10.23  IRU Capacity Agreement,      10-K              10.33   04/27/99
         dated December 19, 1998,
         between the Registrant
         and AT&T Corp.

  10.24  Form of Amendment to IRU     10-Q              10.01   08/14/00
         Capacity Agreement,
         dated April 30, 1999,
         between the Registrant
         and AT&T Corp.

  10.25  Form of Amendment Number     10-Q              10.01   11/15/99
         Two to IRU Capacity
         Agreement, dated
         September 30, 1999,
         between the Registrant
         and AT&T Corp.

  10.26  Form of Amendment Number     10-Q              10.02   08/14/00
         Three to IRU Capacity
         Agreement, dated March
         29, 2000, between the
         Registrant and AT&T
         Corp.


                                        Incorporated by Reference
 Exhibit                            ----------------------------------  Filed
 Number     Exhibit Description     Form File No.  Exhibit Filing Date Herewith
 ------- ------------------------   ---- --------- ------- ----------- --------
  10.27  Form of Amendment Number   10-Q            10.03   08/14/00
         Four to IRU Capacity
         Agreement, dated May 17,
         2000, between the
         Registrant and AT&T
         Corp.

  10.28  Loan and Security          10-Q            10.23   11/14/97
         Agreement, dated
         September 30, 1997,
         between the Registrant
         and Silicon Valley Bank.

  10.29  Loan Modification          10-K            10.34   02/19/99
         Agreement, dated October
         19, 1998, between the
         Registrant and Silicon
         Valley Bank.

  10.30  Lease, dated October 17,   S-1  333-27323  10.08   05/16/97
         1996, between the
         Registrant and
         Martin/Campus
         Associated, L.P.

  10.31  Build to Suit Option       10-Q            10.15   05/15/98
         Agreement, dated October
         25, 1996, between
         Registrant and
         Martin/Campus
         Associates, L.P., and
         First Amendment to Build
         to Suit Option
         Agreement.

  10.32  Build to Suit Lease,       10-Q            10.21   05/15/98
         dated September 29,
         1997, between the
         Registrant and
         Martin/Campus
         Associates, L.P. (425
         Broadway, Redwood City,
         California).

  10.33  Build to Suit Lease,       10-K            10.35   02/19/99
         dated September 29,
         1997, between the
         Registrant and Martin/
         Campus Associates, L.P.,
         (440 Broadway, Redwood
         City, California).

  10.34  Build to Suit Lease,       10-K            10.36   02/19/99
         dated July 14, 1998,
         between Registrant and
         Martin/Campus
         Associates, L.P. (420
         Broadway, Redwood City,
         California).

  10.35  Build to Suit Lease        10-K            10.37   02/19/99
         between the Registrant
         and Martin/Campus
         Associates, L.P. (430
         Broadway, Redwood City,
         California).

  10.36  Triple Net Building        10-Q            10.04   08/14/00
         Lease, dated February
         25, 2000, between
         Registrant and Pacific
         Shores Center LLC
         (Building 7).

  10.37  Triple Net Building        10-Q            10.05   08/14/00
         Lease, dated February
         25, 2000, between
         Registrant and Pacific
         Shores Center LLC
         (Building 8).

  21.01  List of subsidiaries of                                           X
         the Registrant.

  23.01  Consent of Ernst & Young                                          X
         LLP, Independent
         Auditors.

  24.01  Power of Attorney (see                                            X
         signature page following
         Item 14).

- --------
  *Management contracts or compensatory plans required to be filed as an exhibit to this annual report.