Form 10-K/A
period 2000-12-31
AT HOME CORP
filed 2001-04-30
CIK 1020620

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ________________

                                  FORM 10-K/A
                                ________________
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 2000

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]

                                                                                          As of March 1, 2001
                                                                                        ------------------------
Aggregate market value of the voting stock held by non-affiliates of the
Registrant based on the closing bid price per share as reported on the Nasdaq
Stock Market on such date(1).........................................................        $1,436,569,457
Number of shares of Series A Common Stock outstanding.................................          320,611,837
Number of shares of Series B Common Stock outstanding.................................          86,595,578

  (1)Shares of common stock held by each executive officer and director and by each person or entity that owns 10% or more of the outstanding common stock have been excluded in that such persons or entities may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

================================================================================

                              AT HOME CORPORATION
                       2000 ANNUAL REPORT ON FORM 10-K/A

                               TABLE OF CONTENTS


                                    PART III
                                    --------

                                                                                                     Page
                                                                                                     ----
Item 10.   Directors and Executive Officers of the Registrant................................          1
Item 11.   Executive Compensation............................................................          4
Item 12.   Security Ownership of Certain Beneficial Owners and Management....................          8
Item 13.   Certain Relationships and Related Transactions....................................         11


                                EXPLANATORY NOTE

   The sole purpose of this Form 10-K/A is to add the information required by
Part III of Form 10-K to the Registrant's Form 10-K, which was originally filed with the Securities and Exchange Commission on April 2, 2001, pursuant to General Instruction G(3) of Form 10-K.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

   The following table shows the name, age and position of each of our executive officers and directors as of April 23, 2001:



Name                                           Age                        Position
----                                           ---                        --------
Patti Hart.................................    45     Chairman of the Board and Chief Executive Officer
Mark A. McEachen...........................    43     Executive Vice President and Chief Financial Officer
Milo S. Medin..............................    38     Chief Technology Officer
Mark O'Leary...............................    45     Executive Vice President, Commercial Broadband Services
Byron Smith................................    39     Executive Vice President, Consumer Broadband Services and
                                                      Chief Marketing Officer
Mark C. Stevens............................    41     Executive Vice President, Business Development
James Brelsford............................    46     Senior Vice President, Business Development
Leilani T. Gayles..........................    46     Senior Vice President, Human Resources
Megan Pierson..............................    40     Senior Vice President and General Counsel
William R. Hearst III (1)(2)...............    51     Vice Chairman of the Board
C. Michael Armstrong (2)...................    62     Director
Mohan Gyani................................    49     Director
Frank Ianna................................    51     Director
Charles Noski..............................    48     Director
John C. Petrillo...........................    51     Director
Edward S. Rogers (1).......................    67     Director
Daniel E. Somers...........................    53     Director

________
(1) Member of the audit committee
(2) Member of the compensation committee

   Patti Hart has been Chairman of the Board and Chief Executive Officer since joining Excite@Home in April 2001. From June 1999 to April 2001, Ms. Hart served as Chief Executive Officer and President of Telocity, a telecommunications services company. From February 1994 to April 1999, she served as President and Chief Operating Officer of Sprint's Long Distance Division, and was responsible for overseeing all operational aspects of the voice and data communications products and services to Sprint's consumer, business and government long distance customers. She currently serves as a member of the board of directors of Vantive Corporation, Premisys Corporation, Mariner Networks, Plantronics, Brigade Corporation, Korn/Ferry International Inc., Illinois State University Foundation, Starbright Foundation, Committee of 200, and Steppenwolf Theatre in Chicago. Ms. Hart holds a B.A. degree in marketing and economics from Illinois State University.

   Mark A. McEachen has been Executive Vice President and Chief Financial Officer since joining Excite@Home in July 2000. From June 1998 to July 2000, Mr. McEachen served as Corporate Vice President and Treasurer of Hughes Electronics. From October 1996 to June 1998, he served as President of Transamerica Asset Management at Transamerica Corporation. From July 1982 to October 1996, he held various finance-related positions at Chrysler Corporation. Mr. McEachen holds a B.S. degree in finance and an M.B.A. from the University of Windsor, Ontario, Canada and a B.A. degree in economics from the University of Western Ontario, Canada.

   Milo S. Medin co-founded Excite@Home in June 1995, has served as Chief Technology Officer since March 1998, and served as Vice President, Networks from June 1995 until March 1998. From 1985 to June 1995, he held various positions at the NASA Ames Research Center, where he was responsible for a variety of wide area networking projects, including the use of Internet technology to interconnect NASA facilities and researchers. Mr. Medin studied computer science at the University of California at Berkeley.

   Mark O'Leary joined Excite@Home in January 2000 and currently serves as Executive Vice President, Commercial Broadband Services. From 1982 to 2000, Mr. O'Leary held several positions with AT&T, most recently as Vice President of Managed Network Services, where he directed product development and product management for the AT&T Solutions organization. Mr. O'Leary holds a B.A. degree in psychology from State University of New York, Oneonta and an M.B.A. degree from St. Mary's College.

   Byron Smith joined Excite@Home in January 2000 and currently serves as Executive Vice President, Consumer Broadband Services and Chief Marketing Officer. From January 1999 to January 2000, Mr. Smith was Vice President, Long Distance of AT&T's Consumer Services Division, where he was responsible for AT&T's consumer long distance strategy and marketing. From 1994 to January 1999, Mr. Smith held various positions with GTE Wireless, most recently Vice President of Sales, where he was responsible for all sales, distribution and gross margin. Mr. Smith holds a B.S. degree in economics and political science from Middle Tennessee State University, and an M.B.A. degree from the University of Chicago.

   Mark C. Stevens has served as Executive Vice President, Business Development since joining Excite@Home in May 1999, and he served in the same capacity at Excite from January 1999 until May 1999. From 1983 until January 1999, he was in private practice with the Silicon Valley law firm of Fenwick & West LLP, where he had been a partner since 1989. Mr. Stevens holds a B.S. degree in mathematics from Santa Clara University, and a J.D. degree from Northwestern University.

   Jim Brelsford has served as Senior Vice President, Business Development since joining Excite@Home in July 2000. From October 1998 to July 2000, he was managing partner of Perkins Coie's Silicon Valley and San Francisco offices, where his practice focused on Internet start ups, mature Internet companies and Fortune 500 companies moving online. From January 1997 to October 1998, he was a partner at Hosie Wes Sacks & Brelsford, and from 1987 to January 1997 he was a partner at Steinhart & Falconer in San Francisco. Mr. Brelsford holds a B.A. degree from the University of Alaska and a J.D. degree from the University of California at Davis.

   Leilani T. Gayles joined Excite@Home in October 1997 and currently serves as Senior Vice President, Human Resources. From October 1995 to October 1997, she was a human resources consultant to a variety of companies. From February 1985 to June 1995, she held various management positions at Silicon Graphics, most recently Vice President, Human Resources. Ms. Gayles holds a B.S. degree in organizational behavior from the University of San Francisco.

   Megan Pierson has served as Senior Vice President and General Counsel since
joining Excite@Home in September of 2000.   From 1997 to 2000, she was employed
with AirTouch Communications, Inc. and Vodafone AirTouch plc, serving as Vice President, General Counsel of the US/Asia Pacific operations from 1999 to 2000. From 1986 until 1996, she was in private practice with Pillsbury Madison & Sutro LLP where she had been a partner since 1994. Ms. Pierson holds a B.A. degree from Stanford University and a J.D. degree from the University of Southern California.

   William R. Hearst III has been a director of Excite@Home since August 1995 and has served as Vice Chairman since July 1996. Mr. Hearst has been a general partner of Kleiner, Perkins, Caufield & Byers, a venture capital firm, since January 1995. From May 1995 to July 1996, he was Chief Executive Officer of Excite@Home. From 1984 to 1995, he was editor and publisher of the San Francisco Examiner. He currently also serves on the board of directors of Hearst Corporation, Hearst-Argyle Television, Inc. and Juniper Networks, Inc. Mr. Hearst is a fellow of the American Association for the Advancement of Science, and a trustee of the Hearst Foundation, Carnegie Institution of Washington, Mathematical Sciences Research Institute, California Academy of sciences in San Francisco and Grace Cathedral in San Francisco. Mr. Hearst holds an A.B. degree in mathematics from Harvard University.

   C. Michael Armstrong has been a director of Excite@Home since May 1999. Mr. Armstrong has been Chairman of the Board and Chief Executive Officer of AT&T since November 1997. From 1992 to November 1997, he was Chairman and Chief Executive Officer of Hughes Electronics. He currently also serves on the board of directors of Citicorp, Inc. Mr. Armstrong is Chairman of the President's Export Council, the FCC Network Reliability and Interoperability Council and the U.S.-Japan Business Council. He is a member of the Council on Foreign Relations, the National Security Telecommunications Advisory Committees, the Defense Policy Advisory Committee on Trade and the board of trustees of Carnegie Hall. Mr. Armstrong holds a B.S. degree in business and economics from Miami University in Ohio.

   Mohan Gyani has been a director of Excite@Home since June 2000. Mr. Gyani has served as President and Chief Executive Officer of AT&T Wireless Services since February 2000. From 1995 to 1999, Mr. Gyani was Executive Vice President and Chief Financial Officer of Airtouch Communications, and following the merger of Vodafone and Airtouch, was head of strategy and corporate development at Vodafone AirTouch plc. Mr. Gyani holds an M.B.A. degree from San Francisco State University.

   Frank Ianna has been a director of Excite@Home since August 2000. Mr. Ianna has served as President of AT&T Network Services and AT&T's Chief Quality Officer since September 1998. From 1991 to September 1998, he held various other positions at AT&T, including Executive Vice President, Vice President and Chief Quality Officer for the Network Services Division, and Vice President and General Manager of Network and Computing Services. Mr. Ianna holds a B.S. degree in electrical engineering from Stevens Institute of Technology and an M.S. degree in electrical engineering from the Massachusetts Institute of Technology.

   Charles Noski has been a director of Excite@Home since August 2000. Mr. Noski has served as Senior Executive Vice President and Chief Financial Officer of AT&T since December 1999, and also serves as a member of AT&T's Operations Group, the company's senior-most leadership council. From 1990 to December 1999, Mr. Noski held various positions with Hughes Electronics Corporation, most recently as President and Chief Operating Officer. For a brief period in 1997, Mr. Noski was Executive Vice President and Chief Financial Officer of United Technologies Corporation. Mr. Noski holds a B.S. degree in business administration and an M.S. degree in accountancy from California State University, Northridge.

   John C. Petrillo has been a director of Excite@Home since May 1999. Mr. Petrillo has held various positions with AT&T since 1993, most recently Executive Vice President of Corporate Strategy and Business Development, and formerly as President of AT&T's Business Communications Services unit. He currently also serves on the board of directors of Net2Phone, Inc. and AT&T Latin America. He holds a B.S. in electrical engineering from Worcester Polytechnic Institute and a J.D. degree from Brooklyn Law School.

   Edward S. Rogers has been a director of Excite@Home since January 2000, and formerly served as a director from July 1997 to June 1998. Mr. Rogers has served as President and Chief Executive Officer and as a director of Rogers Communications Inc., a telecommunications company, since 1979 and as Acting President and Chief Executive Officer of Rogers Cable Inc., a cable company and a wholly owned subsidiary of Rogers Communications, since April 1996. He currently also serves on the board of directors of Rogers Cantel Mobile Communications Inc. and the Toronto-Dominion Bank. He holds a B.A. degree in political science and economics from the University of Toronto and an LL.B from Osgoode Hall Law School.

   Daniel E. Somers has been a director of Excite@Home since June 2000. He has served as President and Chief Executive Officer of AT&T Broadband since May 1997. From 1995 to 1997, Mr. Somers was Chairman and Chief Executive Officer of Bell Cablemedia, plc. From 1992 to 1995, Mr. Somers was Executive Vice President and Chief Financial Officer of Bell Canada International. He currently also serves on the board of directors of Lubrizol Corp., Liberty Media Corp., Cablevision Systems Corp. and CableLabs. Mr. Somers holds a B.S. degree in finance from Stonehill College.

   Compliance Under Section 16(a) of the Securities Exchange Act of 1934.
Section 16 of the Exchange Act requires our directors executive officers, and persons and entities owning more than 10% of our common stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission and the Nasdaq National Market. These persons are required by Securities and Exchange Commission regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of the forms furnished to us and written representations from these officers and directors, we believe that all Section 16(a) filing requirements were met during fiscal 2000, except that Milo Medin reported one transaction required to be filed on a Form 4 in August 2000 on a Form 5, and Messrs. Gyani and Ianna filed their Forms 3 after the required due date for these forms.

Item 11.  Executive Compensation

   The following table provides compensation awarded to, earned by or paid for services rendered to Excite@Home in all capacities during 1998, 1999 and 2000 by our former Chief Executive Officer and our four other most highly compensated executive officers who earned at least $100,000 in 2000 and who were serving as executive officers at the end of 2000. All share figures have been adjusted to reflect the two-for-one dividend on our common stock in June 1999.

                           Summary Compensation Table

                                                                                          Long-Term
                                                            Annual Compensation      Compensation Awards
                                                            -------------------  ---------------------------
                                                                                 Securities
                                                                        Annual   Underlying     All Other
            Name and Principal Position               Year   Salary     Bonus     Options    Compensation(1)
            ---------------------------               ----  ---------  --------  ----------  ---------------
George Bell.........................................  2000   $368,750  $ 66,000   1,091,865       $   411
 Former President, Chief Executive Officer and        1999    145,833   101,250     200,000           104
 Chairman of the Board                                1998         --        --          --            --

Mark A. McEachen(2).................................  2000    164,400   140,000     775,000        47,321(3)
 Executive Vice President and                         1999         --        --          --            --
 Chief Financial Officer                              1998         --        --          --            --

Mark O'Leary........................................  2000    241,298   130,000     488,333           777
 Executive Vice President, Commercial Broadband       1999         --        --          --            --
  Services                                            1998         --        --          --            --

Byron Smith.........................................  2000    270,591    98,000     716,667        67,642(4)
 Executive Vice President, Consumer Broadband         1999         --        --          --            --
  Services and Chief Marketing Officer                1998         --        --          --            --

Mark Stevens........................................  2000    292,708    35,750     469,944           411
 Executive Vice President, Business Development       1999    125,000    65,625     605,998           104
                                                      1998         --        --          --            --

(1) Represents life insurance premiums paid by Excite@Home unless otherwise noted.
(2) Mr. McEachen joined Excite@Home in July 2000.
(3) Includes $47,018 for housing assistance.
(4) Includes a housing and relocation allowance of $67,154.


Stock Option Grants in 2000

   The following table provides information regarding each stock option grant during 2000 to the executive officers named in the Summary Compensation Table above. Each option included in the following table was granted at an exercise price equal to the fair market value of our Series A common stock on the date of grant. Except as otherwise noted below, each option vests at a rate of 2.083% of the underlying shares per month over a period of four years. Each option has a term of ten years, subject to earlier termination within 90 days after the termination of the optionee's employment or consultancy relationship with us. The percent of total options granted is based on an aggregate of 51,641,502 options that we granted to our employees during 2000.

                                                Individual Grants
                            --------------------------------------------------------       Potential Realizable
                                                   Percentage                                Value at Assumed
                                                    of Total                               Annual Rates of Stock
                               Number of Shares     Options      Exercise                   Price Appreciation
                                  Underlying       Granted to     Price                      for Option Term
                                   Options         Employees       Per     Expiration   -------------------------
Name                               Granted          in 2000       Share       Date          5%           10%
----------------------------  ----------------     ----------   --------  ----------    ----------   -----------
George Bell.................        691,865            2.1%       $16.56    04/24/10    $7,206,512   $18,262,717
                                    400,000                        13.56    08/16/10     3,411,753     8,646,053

Mark A. McEachen............        700,000(1)         1.5         13.37    07/28/10     5,888,026    14,921,414
                                     75,000                        10.13    10/24/10       477,567     1,210,248

Mark O'Leary................        150,000(2)         0.9         35.63    01/12/10     3,360,656     8,516,561
                                     40,000                        33.38    02/14/10       839,574     2,127,646
                                    198,333                        16.56    04/24/10     2,065,850     5,235,269
                                    100,000                        10.13    10/24/10       636,756     1,613,664

Byron Smith.................        200,000(2)         1.4         35.63    01/12/10     4,480,874    11,355,415
                                     50,000                        33.38    02/14/10     1,049,468     2,659,558
                                    366,667                        16.56    04/24/10     3,819,228     9,678,674
                                    100,000                        10.13    10/24/10       636,756     1,613,664

Mark Stevens................         35,000            0.9         37.13    01/11/10       817,170     2,070,869
                                    184,944                        16.56    04/24/10     1,926,389     4,881,848
                                    150,000                        18.25    06/16/10     1,721,599     4,362,870
                                    100,000                        10.13    10/24/10       636,756     1,613,664

----------------
(1) This option vested as to 25% of the underlying shares on the date of grant and as 2.083% of the shares each month for three years beginning on the first anniversary of the grant.
(2) These options vest as to 25% of the underlying shares on the first anniversary of the date of grant and as to 2.083% of the shares each month over the next three years.

   Potential realizable values are calculated based on the assumption that the fair market value of the stock on the date of grant appreciates at the annual rates shown over each year of the ten-year term of the option, less the exercise price per share and before taxes. Stock price appreciation assumptions of 5% and 10% are required by the rules of the Securities and Exchange Commission, and do not represent our estimates or projections of our future stock prices. Actual gains, if any, on stock option exercises are dependent on future performance of our Series A common stock and overall market conditions. The potential realizable values shown in this table may never be achieved.

   In April 2001, we granted an option to purchase 1,350,000 shares at an exercise price of $4.07 per share to Patti Hart, our new Chief Executive Officer. This option vested as to 337,500 shares on her start date and as to 2.083% each month over three years beginning on April 16, 2002.

Aggregated Option Exercises in 2000 and Year-End Option Values

   The following table provides information concerning stock option exercises by each of the executive officers named in the Summary Compensation Table above during the fiscal year ended December 31, 2000 and information concerning unexercised options held by these officers at the end of 2000. The value realized represents the difference between the deemed fair value of our Series A common stock used by us for accounting purposes and the exercise price of the option. The value of unexercised in-the-money options, which in each case is zero, is based on the closing price of our Series A common stock on December 31, 2000 of $5.53 per share, minus the exercise price, multiplied by the number of shares issuable upon exercise of the option.

                                                                        Number of Securities               Value of Unexercised
                                                                        Underlying Unexercised             In-the-Money Options
                                    Shares                           Options at December 31, 2000          at December 31, 2000
                                 Acquired on       Value            -------------------------------     --------------------------
            Name                   Exercise       Realized          Exercisable       Unexercisable     Exercisable  Unexercisable
----------------------------     ------------    ---------          -----------       -------------     -----------  -------------
George Bell.................            --            --            1,680,397           1,642,896             --            --

Mark A. McEachen............            --            --              178,125             596,875             --            --

Mark O'Leary................            --            --               50,464             437,869             --            --

Byron Smith.................            --            --               82,177             634,490             --            --

Mark Stevens................            --            --              246,351             725,925             --            --

   We did not pay any compensation intended to serve as incentive for performance to occur over a period longer than one year pursuant to a long-term incentive plan to any named executive officer during 2000. We do not have any defined benefit or actuarial plan under which benefits are determined primarily by final compensation and years of service with any of the named executive officers.

Director Compensation

   Other than Mr. Bell in his former capacity as President and Chief Executive Officer, members of our board of directors do not currently receive cash compensation for their services as directors, and have not been awarded options to purchase our capital stock.

Employment and Severance Agreements

   Employment Agreement with Patti Hart. In April 2001, we entered into an employment agreement with Patti Hart to become our Chief Executive Officer and Chairman of the Board of Directors. The agreement established Ms. Hart's initial annual base salary at $550,000 and provides for bonuses of up to $412,500 per year, based on the achievement of performance objectives agreed to between Ms. Hart and our board of directors. Ms. Hart will also receive an additional bonus payment of $1,000,000 to be paid in three installments over the next 18 months. The term of the agreement is four years. In addition, the agreement provides that we will grant Ms. Hart an option to purchase 1,350,000 shares of our Series A common stock at the closing price on the Nasdaq National Market on April 20, 2001. We will provide Ms. Hart with a standard benefits package, including pension, profit sharing, executive bonuses, stock purchases, stock options, health and vacations, during the term of her employment. The agreement provides that, in the event Ms. Hart is terminated without formal cause or constructively terminated, she will receive an amount equal to one year of base salary plus 100% of her target bonus, accelerated vesting of 50% of her stock options, and she will be allowed to participate in our general benefit plans for one year following the termination. If this termination without cause or constructive termination occurs within twelve months of a change in control, as long as she does not resign within 90 days after the change in control, Ms. Hart will instead receive two years of base salary plus 100% of her target bonus, accelerated vesting of 100% of her stock options, and she will be allowed to participate in our general benefit plans for two years following the termination. The agreement also restricts Ms. Hart from competing with us for a period of one year following termination of her employment with us. Ms. Hart's employment is considered an "at-will" arrangement, and therefore we or Ms. Hart may terminate the employment relationship at any time for any reason.

   Separation Agreement with George Bell. In April 2001, we entered into a separation agreement with Mr. Bell. This agreement provided that Mr. Bell would resign his position as Chief Executive Officer effective April 23, 2001 and his employment with us would terminate effective June 30, 2001. Until June 30, 2001, Mr. Bell will receive his current base salary of $400,000, will continue to receive employee benefits (other than new grants of stock option or Section 401(k) plan eligibility), and stock options held by Mr. Bell will continue to vest. In addition, each of Mr. Bell's stock options will remain exercisable until May 23, 2002. Mr. Bell will be eligible for 50% of any 2001 performance based bonus that he would have received as a Section 16 officer. The agreement also provides that Mr. Bell will be obligated to repay a $500,000 loan from the company on December 31, 2001, and we will forgive interest accrued under the loan provided Mr. Bell complies with his obligations under the separation agreement.

   Offer Letter to Mark McEachen. In June 2000, we executed an offer letter to Mark McEachen to become our Executive Vice President and Chief Financial Officer. The offer letter established Mr. McEachen's initial annual base salary at $350,000 and provides for an annual target bonus of up to 40% of his annual base salary per year, based on the achievement of company revenue, profit/loss and service level goals. This bonus was guaranteed at $140,000 for 2000. In addition, the agreement provided for the grant of an option to purchase 700,000 shares of our Series A common stock at the closing price on the Nasdaq National Market on the date of grant, which option vested as to 25% of the shares on his start date and will vest monthly over three years commencing on the first anniversary of his start date. We will provide Mr. McEachen with a standard benefits package, including pension, profit sharing, executive bonuses, stock purchases, stock options, health and vacations, during the term of his employment. The offer letter also provided for a severance payment upon a change of control, which has since been superceded by the retention and severance agreement described below. The offer letter also provided that we would cover relocation expenses, offer Mr. McEachen two loans in the aggregate amount of $2 million to assist with his purchase of a residence, and provide him with a mortgage assistance payment of $2,000 per month. Mr. McEachen's employment is considered an "at-will" arrangement, and therefore we or Mr. McEachen may terminate the employment relationship at any time for any reason.

   Employment Agreement with Byron Smith. In January 2000, we executed an offer letter to Byron Smith to become our Senior Vice President, Marketing. The offer letter established Mr. Smith's initial annual base salary at $250,000 and provides for an annual target bonus of up to 40% of his annual base salary per year, based on the achievement of company revenue and profit/loss goals and customer satisfaction. This bonus was guaranteed at $48,000 for each of the first two years of his employment. The offer letter also provides for a signing bonus of $50,000. In addition, the agreement provided for the grant of an option to purchase 200,000 shares of our Series A common stock at the closing price on the Nasdaq National Market on the date of grant, which option will vest as to 25% of the shares on the first year anniversary of his start date and will vest monthly over three years commencing on the first anniversary of his start date. The offer letter also provided for the grant of an additional option to purchase 50,000 shares upon the assumption by Mr. Smith of additional contemplated responsibilities. We will provide Mr. Smith with a standard benefits package, including pension, profit sharing, executive bonuses, stock purchases, stock options, health and vacations, during the term of her employment. The offer letter also provided that we would cover relocation expenses, and offer Mr. Smith two loans in the aggregate amount of $300,000 to assist with his purchase of a residence. Mr. Smith's employment is considered an "at-will" arrangement, and therefore we or Mr. Smith may terminate the employment relationship at any time for any reason.

   Retention and Severance Agreement with Messrs. Bell, McEachen, O'Leary, Smith and Stevens. In September 2000, we entered into retention and severance agreements with each of George Bell, Mark McEachen, Mark O'Leary, Byron Smith and Mark Stevens. Each agreement provides that, upon the termination without cause or constructive termination of the executive the executive would receive a cash severance payment equal to that executive's annual base salary and continued coverage under our standard insurance and medical plans. Upon an executive's termination without cause or constructive termination within two years following a change of control of Excite@Home, each executive's stock options would immediately vest and become exercisable with respect to 100% of the underlying shares, and upon termination without cause or constructive termination otherwise, the vesting of each executive's stock options would accelerate by one year. In addition, each executive's stock options would vest and become exercisable with respect to 100% of the underlying shares upon a change of control of Excite@Home if such executive's stock options are not fully assumed by the successor company. We also agreed to "gross up" the amounts due to each executive under this agreement to cover the amount of any excise taxes due under Sections 280G and 4999 of the Internal Revenue Code.

Compensation Committee Interlocks and Insider Participation

   The compensation committee currently consists of Messrs. Armstrong and Hearst. None of the members of our compensation committee was an officer or employee of Excite@Home during 2000. Mr. Hearst was formerly Chief Executive Officer of Excite@Home. Mr. Armstrong is currently Chairman of the Board and Chief Executive Officer of AT&T. Transactions between AT&T and Excite@Home are described, as required, in the section entitled "Certain Relationships and Related Transactions." None of our executive officers currently serves, or in the past has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

   The following table presents information as to the beneficial ownership of our common stock as of March 31, 2001 by:

   . each stockholder known by us to be the beneficial owner of more than 5% of our common stock;

   . each of our directors;

   . each executive officer listed in the Summary Compensation Table in Item 11;
     and

   . all of our executive officers and directors as a group.

   Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Percentage ownership is based on 407,491,093 shares of common stock outstanding as of March 31, 2001. Shares of common stock subject to options or warrants exercisable on or before May 30, 2001 (within 60 days of March 31, 2001) are deemed to be outstanding and to be beneficially owned by the person holding such options or warrants for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated below, the address for each director and executive officer listed below is At Home Corporation, 450 Broadway Street, Redwood City, CA 94063.

                                                                                                             Voting
                                                                                     Percentage of       Percentage of
                                                                                      Common Stock      Common Stock
                                                  Series A         Series B(1)        Beneficially        Beneficially
                    Name                        Common Stock       Common Stock          Owned               Held
                    ----                        --------------  ------------------  ----------------    ----------------
5% Stockholders

AT&T Corp. (2)...............................        7,924,422       86,595,578                23.2%             73.6%
  32 Avenue of the Americas
  New York, New York 10013

Comcast Corporation (3)......................       31,118,924               --                 7.6               2.6
 1500 Market Street, 35th Floor
 Philadelphia, Pennsylvania 19102

Cox Communications, Inc. (4).................       29,114,600               --                 7.1               2.5
 1400 Lake Hearn Drive
 Atlanta, Georgia 30319

Cablevision Systems Corp.(5).................       21,893,872               --                 5.4               1.8
 111 Stewart Avenue
 Bethpage, New York 11714

Directors and Executive Officers

Edward S. Rogers (6).........................        7,719,744               --                 1.9                 *

George Bell (7)..............................        2,080,325               --                   *                 *

William R. Hearst III (8)....................        1,740,743               --                   *                 *

Mark Stevens (9).............................          364,848               --                   *                 *

Byron Smith (10).............................          203,714               --                   *                 *

Mark O'Leary (11)............................          138,774               --                   *                 *

Mark McEachen (12)...........................           10,937               --                   *                 *

C. Michael Armstrong (13)....................           10,000               --                   *                 *


John C. Petrillo (14)........................            1,500               --                   *                 *

All current directors and executive
 officers as a group (15) (17 persons).......       13,698,421               --                 3.3               1.2

---------------
* Constitutes less than 1% of Excite@Home's outstanding common stock or voting rights, as applicable.

(1) Our certificate of incorporation provides that each share of Series B common stock entitles its holder to 10 votes on all matters subject to a vote of stockholders to which that holder is entitled to vote.

(2) Represents shares held by AT&T Broadband LLC, a wholly-owned subsidiary of AT&T, and excludes warrants to purchase 27,897,789 shares of Series A common stock and 27,897,789 shares of Series B common stock which become vested on June 4, 2002. AT&T disclaims beneficial ownership of the shares beneficially owned by Messrs. Armstrong and Petrillo.

(3) Represents shares held by Comcast PC Investments, Inc., a wholly owned subsidiary of Comcast Corporation, and excludes warrants to purchase 25,142,222 shares of Series A common stock which become vested as to 1/6 of the shares on June 4, 2001, and as to an additional 1/12 of the shares each December 4 and June 4 thereafter until June 4, 2006, subject to early termination. In a letter addressed to AT&T Corp., dated January 11, 2001, Comcast provided notice to AT&T of its intent to exercise a put granted by AT&T to Comcast pursuant to the letter agreement dated March 28, 2000. Pursuant to this put exercise, Comcast would transfer ownership of all of its currently outstanding shares of Series A common stock to AT&T. Upon the consummation of this share transfer and the share transfer by Cox described in footnote 4, AT&T would hold approximately 38% of the total outstanding shares of our common stock and approximately 79% of our voting power, each on a fully-diluted basis.

(4) Represents shares held by Cox @Home, Inc., a wholly owned subsidiary of Cox Communications, Inc., and excludes warrants to purchase 19,158,774 shares of Series A common stock which become vested as to 1/6 of the shares on June 4, 2001, and as to an additional 1/12 of the shares each December 4 and June 4 thereafter until June 4, 2006, subject to early termination. In a letter addressed to AT&T Corp., dated January 11, 2001, Cox provided notice to AT&T of its intent to exercise a put granted by AT&T to Cox pursuant to the letter agreement dated March 28, 2000. Pursuant to this put exercise, Cox would transfer ownership of all of its currently outstanding shares of Series A common stock to AT&T.

(5) Represents warrants held by CSC Parent Corporation, a wholly-owned subsidiary of Cablevision Systems Corporation, which are immediately exercisable with respect to 20,462,596 shares and which will become exercisable as to 1,431,276 shares when and to the extent certain cable systems are transferred to Cablevision from AT&T. The shares reported in the table above are subject to a stockholders' agreement, certain provisions of which are described below.

(6) Includes 2,000,000 shares held by Rogers Telecommunications Limited, warrants held by Rogers Communications Inc., which are currently exercisable with respect to 5,351,840 shares, and warrants held by Rogers Cable Inc. which are currently exercisable with respect to 367,904 shares. Mr. Rogers disclaims beneficial ownership of the shares and exercisable warrants held by these entities. Mr. Rogers is a director of Excite@Home.

(7) Includes options that will be exercisable with respect to 1,748,620 shares as of May 30, 2001. Mr. Bell is the former Chairman of the Board and Chief Executive Officer of Excite@Home.

(8)  Mr. Hearst is the Vice Chairman of the board of directors of Excite@Home.

(9) Represents options that will be exercisable as of May 30, 2001. Mr. Stevens is Executive Vice President, Corporate Business Development.

(10) Represents options that will be exercisable as of May 30, 2001. Mr. Smith is Executive Vice President, Consumer Broadband Services and Chief Marketing Officer.

(11) Represents options that will be exercisable as of May 30, 2001. Mr. O'Leary is Executive Vice President, Commercial Broadband Services.

(12) Represents options that will be exercisable as of May 30, 2001. Mr. McEachen is Executive Vice President and Chief Financial Officer.

(13) Mr. Armstrong is the Chairman of the Board and Chief Executive Officer of AT&T, but disclaims beneficial ownership of the shares beneficially owned by AT&T. Mr. Armstrong is a director of Excite@Home.

(14) Mr. Petrillo is the Executive Vice President of Corporate Strategy and Business Development of AT&T Corporation, but disclaims beneficial ownership of the shares beneficially owned by AT&T. Mr. Petrillo is a director of Excite@Home.

(15) Includes the shares described in all footnotes above relating to directors and executive officers, plus an additional 1,795,740 shares of Series A common stock held by four other executive officers, including options held that will be exercisable with respect to 875,492 shares of Series A common stock as of May 30, 2001.

Voting Agreements Involving 5% Stockholders

   Voting Agreement with AT&T. We entered into a voting agreement with AT&T in August 2000 in connection with the consummation of the transactions contemplated by our March 28, 2000 letter agreement with AT&T, Comcast and Cox. Pursuant to this letter agreement, AT&T has agreed that so long as there are at least 10,000,000 shares of our Series B common stock outstanding, AT&T will vote all of its shares of Series B common stock in favor of the election of the current Chief Executive Officer of Excite@Home as an "Additional Director" of Excite@Home (as defined in our certificate of incorporation).

   Stockholders' Agreement. Each of the shares reported by AT&T, Comcast, Cox and Cablevision in the table above is subject to the provisions of a stockholders' agreement. Among other things, the stockholders' agreement provides that each principal stockholder will vote all of its shares of our voting stock in favor of any action required by the stockholders' agreement, including the election of our Chief Executive Officer to the board of directors. In addition, the stockholders' agreement provides, if Cablevision so requests, that we and the principal stockholders are required to take such commercially reasonable actions as are required to cause a designee of Cablevision to be appointed as a common stock director and that each principal stockholder will vote all of its shares of our voting stock in favor of the election of the Cablevision designee as a common stock director so long as Cablevision beneficially owns at least 5,000,000 shares of common stock. Cablevision is currently not exercising this right.

   Arrangement with Rogers and Shaw. Shares held by AT&T, Comcast and Cox were formerly subject to a voting agreement with Rogers and Shaw under which AT&T, Comcast and Cox agreed to use their reasonable best efforts to cause a representative designated jointly by Rogers and Shaw to be nominated for election to the board and an additional jointly designated representative to be afforded the right to attend all meetings of the board as a nonvoting observer. This agreement terminated in 1998. However, although Rogers and Shaw no longer hold contractual rights under this agreement, the parties to this agreement have decided for now to continue to vote in favor of electing a designee of Rogers and Shaw to the board, currently Mr. Rogers.

Item 13. Certain Relationships and Related Transactions

   Other than the transactions described in "Executive Compensation" above, employment contracts, compensatory plans or arrangements and similar arrangements not required to be reported and the transactions described below, there has not been since January 1, 2000, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

   . in which the amount involved exceeded or will exceed $60,000; and

   . in which any director, executive officer, holder of more than 5% of our common stock or any member of his or her immediate family had or will have a direct or indirect material interest.

Agreements with AT&T

   Letter of Agreement. In April 2001, we entered into a non-binding Letter of Agreement with AT&T. The letter agreement contemplates two primary transactions:

       1. Outsourcing Arrangement. The letter agreement provides that the parties will negotiate a 5-year outsourcing arrangement, renewable by mutual agreement, under which AT&T would provide us with engineering and operations services. Engineering and operations services covered would include network operations and capacity planning and delivery, network systems engineering, architecture and operations/integration testing, as well as other functions and applications. Assuming physical integration of Excite@Home network assets with those of AT&T, AT&T would be required to provide these services at a price equal to approximately 10% less than our baseline costs to provide these services ourselves. Under this arrangement, AT&T would have the option to purchase network equipment from us at book value, to use other network equipment at no charge, and would receive assignments of agreements and licenses as necessary to provide the network services. AT&T would be required to maintain a logical separation of our network assets with their own, provided that AT&T may renegotiate the pricing of the services rendered, up to a maximum price equal to the cost for us to meet the required service level standards on our own, if AT&T cannot achieve necessary cost savings while maintaining this separation. Finally, we would develop a transition plan providing for the transfer of a portion of our employees to AT&T in order for AT&T to provide these services. Each party's maximum liability to the other under this arrangement, other than fees for services, would generally be limited to $5 million per year.

        2. Replacement of Backbone Capacity Agreement. The letter agreement also provides for replacement of the backbone capacity agreement that we entered into with AT&T in December 1998 with a 20-year lease pursuant to which AT&T would provide us with network services to meet our requirements. Replacement of the backbone capacity agreement is contingent on execution of the definitive outsourcing arrangement described above. AT&T would pay us the greater of $75 million and the fair market value of the backbone agreement, not to exceed $85 million, upon the execution of the lease. We would make payments to AT&T equal to the 20-year monthly amortization of the amount paid by AT&T upon execution of the lease, at 8% per year. Based on a payment of $75 million, our payments to AT&T would be approximately $630,000 per month over the course of the lease. The lease would contain the same essential terms as the existing backbone agreement. AT&T would be entitled to acquire from us, at book value, the assets necessary to provide the network transport services, including our network assets, test lab assets and infrastructure assets, such as our network operation centers.

   These transactions are subject to several conditions, including approval of the definitive agreements by a committee of independent directors of Excite@Home, any required governmental approvals and completion of definitive documentation by June 16, 2001. You can find more information about these arrangements by reviewing the letter of agreement and accompanying term sheet in their entirety, which are filed as an exhibit to our current report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2001.

   Joint Offer Agreement with AT&T. In February 2001, we entered into an agreement with AT&T to jointly develop and offer dedicated Internet protocol network access services, at specified network performance and reliability levels, to Internet content providers. AT&T Business Services would be the primary channel for distributing these services to these content providers. Depending on the success of the joint offer, we may receive revenues under this agreement in excess of $14 million in 2001 and $27 million in 2002. However, the joint offer may not be successful, or this agreement may be terminated by either party, in which case the revenues we receive under this agreement could be significantly less. The term of this agreement is two years, subject to earlier termination by either party without penalty.

   Blue Mountain/AT&T Prepaid Phone Card Promotion Agreement. In December 2000, Blue Mountain Arts, a subsidiary of Excite@Home, entered into a promotion agreement with AT&T under which AT&T prepaid phone cards are distributed as an attachment to Blue Mountain's virtual greeting cards. Under the agreement, AT&T will pay Blue Mountain Arts a fee of $300,000 for media promotion of the prepaid phone cards in the form of banner ads, commissions ranging from 10-20% of quarterly gross revenues associated with the purchase of prepaid calling cards by Blue Mountain users and an incentive bonus payment of up to $800,000. AT&T will also allocate up to 10% of its quarterly gross revenues generated from the purchase of prepaid phone cards by Blue Mountain users to purchase additional banner ads from Blue Mountain Arts promoting the cards. The term of the agreement is one year, and is automatically renewable unless terminated by either party.

   AT&T Broadband Choice Trial Agreement. In October 2000, we entered into an agreement with AT&T Broadband to participate in a technology trial in Boulder, Colorado to demonstrate and test new routing technologies, provisioning systems, client interfaces and operating models. Under this agreement, we will provide the @Home service free of charge to those customers who select us as their ISP, network and technical elements in connection with the trial and customer support services. No fees are being charged under this agreement by either party. The agreement terminates upon completion of the trial, which is expected to be between three and six months from the effective date of the agreement.

   AT&T Master Agreement. In September 2000, we entered into an agreement with AT&T under which AT&T is providing us with high-speed fiber optic network facilities providing dedicated transport capacity locally, internationally and between AT&T central offices, as well as multiplexing functions and access coordination functions. This agreement was amended in November 2000 to include high-speed digital network services and dedicated entrance facilities. We are obligated to make minimum annual payments for network services under this agreement of $17 million during the first year of this agreement, $23 million during the second year, and $28 million during the third year. If we terminate this agreement before the end of the third year, we will be obligated to pay AT&T a termination charge equal to 50% of the unsatisfied minimum payment obligation for each remaining year under the agreement. Individual service components ordered under this agreement have circuit terms between one and five years. We may be liable for termination charges for early termination of individual circuits services under this agreement. This agreement was amended again in January 2001 to cover the provision of remote Internet access services, including local dial-up access and ISDN access (payments for these services are not applied against the minimum annual payment obligation described above).

   Joint Development Agreement. We entered into a joint development agreement with AT&T, effective as of July 2000, under which we will design and create wireless functionality and applications in accordance with a joint development plan with AT&T Labs. This joint development plan encompasses content distribution via instant messaging and email, voice access to Excite content services, and location-based content services. AT&T Labs is obligated to pay us approximately $1.4 million, plus travel or living expenses for eight full time employees, under this agreement. The term of the agreement is one year.

   Professional Services Agreement with AT&T. In April 2000, we entered into a Professional Services Agreement to retain AT&T Solutions Inc., a subsidiary of AT&T, to assist us with various projects relating to our network infrastructure including email stabilization support, HVAC/power stabilization support, operations planning and staff augmentation for server administration and network management, the preparation of a service level agreement regarding measurement of network performance metrics, and the review of possible outsourcing options. These projects were completed during 2000. Total fees under the agreement totalled approximately $1.0 million.

   Mobile Channel Agreement with AT&T Wireless. In March 2000, we entered into an agreement with AT&T Wireless to provide Excite@Home content and mobile applications to subscribers of AT&T Wireless' PocketNet Service. Under the agreement, AT&T Wireless will offer Excite@Home content on the PocketNet Service and will create an "Excite@Home Mobile" channel on the PocketNet Service, and we will provide mobile format applications and content for use on the PocketNet service and will promote the PocketNet Service on our www.excite.com website. Under the agreement, AT&T Wireless will pay us 5% of gross data subscription revenue from PocketNet subscribers who are either generated through Excite@Home or set their default channel as the Excite@Home Mobile channel, subject to limited subscription requirements. We will pay AT&T Wireless 5% of any gross advertising revenue received by us which is generated through the PocketNet Service, as well as 20% of any such gross revenue from ecommerce and premium services generated through the PocketNet Service. AT&T paid $500,000 for advertising services from us to promote the launch of the Excite Mobile channel on the PocketNet Service. The term of this agreement is two years, with automatic renewal for additional one-year periods unless either party gives notice of termination to the other.

   Backbone Capacity Agreement with AT&T. In December 1998, we entered into an agreement with AT&T to create a nationwide network utilizing AT&T's backbone to support broadband services throughout North America on a cost-effective basis. Under this agreement, we paid AT&T fees of $48.2 million in 2000, and we are obligated to pay recurring maintenance fees, which totaled approximately $1 million in 2000, over the 20-year term of the agreement. As described above, this agreement may be replaced by a 20-year capacity lease pursuant to the letter agreement that we signed in April 2001.

Letter Agreement and Term Sheets with AT&T, Comcast and Cox

   In March 2000, we entered into a letter agreement and term sheets with AT&T, Comcast and Cox. Among other things, this agreement provided for an extension of our relationship with AT&T until June 4, 2008, and an extension of our relationship with Comcast and Cox until June 4, 2006, upon the expiration of our existing master distribution agreement and local cable operator agreements beginning on June 4, 2002, and the reorganization of our corporate governance. The following is a summary of the letter agreement and term sheets. You can find more information by reviewing the agreement and term sheets in their entirety, which are filed as an exhibit to our current report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2000.

   Effect on Existing Agreements. Under the letter agreement, the existing master distribution agreement and local cable operator agreements between us and our principal cable partners remain in effect until June 4, 2002. However, Comcast or Cox may terminate the mutual exclusivity obligations of the existing master distribution agreement, or the entire master distribution agreement and the local cable operator agreements, at any time on or after June 4, 2001 by providing at least 6 months' prior written notice. The termination would take effect on the June 4 or December 4 next occurring after the expiration of the notice period. In the event of such a termination by Comcast, any right of repurchase that applies to shares of our Series A common stock held by Comcast will lapse. Additionally, Comcast may terminate the exclusivity obligations of the existing master distribution agreement at any time if required to do so by Microsoft under an agreement between those companies, but in this event shares of our Series A common stock held by Comcast would be subject to a right of repurchase by us as provided in the existing master distribution agreement.

   Distribution Arrangements After June 4, 2002. The letter agreement provides that beginning June 4, 2002, we will provide AT&T, Comcast and Cox with platform-connectivity services used in delivering their high-speed residential Internet access services over their United States cable systems. This agreement will not prevent each cable partner from offering a choice of Internet access service providers and portals on its high-speed Internet system. Additionally, each of these cable partners will make our portal available for selection, and will display our portal prominently, on its high-speed residential Internet access start page. These cable partners have agreed not to affirmatively remarket any alternative portal to existing Excite@Home subscribers as of June 4, 2002. Each of these cable partners will pay us a marketing fee, on a "most favored nations" basis, for each new subscriber that we induce to use such cable partner's Internet access service, and we will pay a marketing fee to these cable partners for each of their Internet access subscribers that chooses our portal. In addition, AT&T and we have agreed to work together to deliver services to consumers via advanced television, narrowband initiatives and, subject to negotiation with AT&T Wireless Group, wireless services.

   Comcast or Cox may terminate the new master distribution agreement at any time on or after June 4, 2002, by providing six months' prior written notice. The termination would take effect on the June 4 or December 4 next occurring after the expiration of the notice period. Upon termination, the terminating party would forfeit all or a portion of the warrants that it received under the letter agreement, as described below. Regardless of whether Comcast or Cox terminates the existing or new master distribution agreement, Comcast and Cox each has the right to negotiate commercial arrangements with us, on a most favored nations basis so long as at least 50% of such party's broadband residential Internet access subscribers use our platform/connectivity service, or otherwise on terms reasonably comparable to those offered to other parties.

   Issuance of New Warrants and Conversion of Shares. Upon the execution of the letter agreement, we granted warrants to purchase 27.9 million shares of Series A common stock and 27.9 million shares of Series B common stock to AT&T, a warrant to purchase 25.5 million shares of Series A common stock to Comcast, and a warrant to purchase 19.2 million shares of Series A common stock to Cox. The exercise price for each of these warrants is $29.54 per underlying share.
AT&T's warrants will become 100% vested and exercisable on June 4, 2002, subject to limited exceptions, and subject to volume limitations on disposition of the underlying shares at a rate of 16.67% per year. Warrants issued to Comcast and Cox will vest as to 1/6 of the total shares on June 4, 2001 and as to an additional 1/12 of the shares every six months thereafter so long as the existing master distribution agreement, the letter agreement or superceding definitive agreements, as applicable, have been continuously in effect up to such date. We will also grant additional warrants for increases in homes passed, and each warrant granted by us will be subject to forfeiture based on decreases in homes passed or for failure to bring new systems in compliance with the distribution provisions of the letter agreement. We will record the fair values of these warrants in our consolidated balance sheet as the forfeiture provisions in these warrants lapse, and will amortize these amounts to operations over the terms of the new distribution agreements.

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

   "Put" Rights Granted by AT&T to Comcast and Cox. Under the agreement, AT&T granted Comcast and Cox the right to sell their shares of our Series A common stock to AT&T for a minimum price of $48 per share at any time between January 1, 2001, and June 4, 2002, up to a maximum of $1.5 billion for Comcast and $1.4 billion for Cox. On January 11, 2001, Comcast and Cox notified AT&T of their intentions to exercise these put rights, and both Comcast and Cox elected to take payment in shares of AT&T stock. Upon the consummation of these share transfers by Comcast and Cox, AT&T would hold approximately 38% of the total outstanding shares of our common stock and approximately 79% of our voting power, each on a fully-diluted basis. AT&T is currently in discussions to renegotiate the terms of the put options which may result in a change to the number of shares.

   Corporate Governance Changes. Upon the effectiveness of these transactions, Comcast and Cox waived most of their rights under the current stockholders' agreement among those parties, us, AT&T and other Excite@Home stockholders, including the right to designate a director to our board. AT&T acquired voting control over all board actions, and Comcast and Cox no longer have the right to veto a board action by voting together against a board action.

   Transition and Service Level Plan. In connection with the letter agreements and term sheets, we drafted a Transition and Service Level Plan to outline how we would support Comcast and Cox under the new distribution arrangements. The plan includes an Implementation Plan under which Cox and Comcast may require us to transfer to them certain subsystems and network elements for payment in an amount equal to the assets' fair value. The plan also provides for an Exit Plan, which describes how the parties would unwind their relationship in the event Cox or Comcast elected to terminate the MDA or the new MDA. This plan further provides that we will enter into service level agreements with Comcast and Cox, which agreements will include plant performance and network infrastructure standards and liquidated damages provisions for failure to achieve these standards. We had not entered into these agreements as of the date of this amendment, and the plan provides that Comcast and Cox could claim that they are entitled to delay payments equal to 60% of the amounts due to us under our revenue share agreements with these cable partners until we enter into these service level agreements. Upon completion of these service level agreements, Cox and Comcast would be obligated to release the amounts withheld under this provision to us.

Other Agreements with our Cable Partners

   Private Network Service Contract. In March 2001, we entered into an agreement with Cox to use Cox's FiberNet high-speed optical fiber network service to transport data from Cox's facility in El Cajon, California to AT&T's facility in San Diego. We are obligated to pay $264,000 per year for this service, which may be increased to $324,000 per year if we do not maintain service between Cox's facility in San Diego and AT&T's San Diego facility. The term of this agreement is three years, and renews automatically on a month to month basis until cancellation.

   Equipment Collocation Agreement. In January 2001, we entered into an equipment collocation agreement with Cox under which we license space in Cox's Aliso Viejo and Rancho Santa Margarita, California facilities. The license includes the use of eight racks in Rancho Santa Margarita and six racks in Aliso Viejo for the purposes of interconnecting our equipment with the telecommunications equipment of Cox. The term of the agreement is one year, and renews for successive terms of one year each unless terminated by either party. We are obligated to pay Cox $85,800 per year plus any applicable local, state or federal taxes under this agreement.

   Radio Shack Agreements with AT&T, Comcast and Cox. In October 2000, we entered into an addendum to our Strategic Alliance Agreement with Radio Shack to extend the terms of this agreement to AT&T, Comcast and Cox within their cable areas. Pursuant to this agreement, Radio Shack stores within the footprint of each respective cable partner have agreed to offer the @Home service, with self-install kits, as their exclusive broadband offering until June 2002, and as their preferred offering thereafter until December 2004, the expiration of the initial term of this agreement. These cable partners will make payments to us, and we will make payments to Radio Shack, for each subscriber to the @Home service generated under this arrangement. During 2000, we have launched this program with Comcast. We and Radio Shack will each contribute up to $2.5 million to support the initial promotion of this program, and Comcast will bear the costs of displays in each Radio Shack store.

   Set-Top Box Agreement with Cox. In May 2000, we entered into an agreement with Cox to provide services for Cox's interactive set top trial for the San Diego market. We agreed to provide Internet connectivity and content services to trial participants. We have agreed to charge Cox for connectivity through our @Work connection at cost, and we share all net premium revenue in accordance with the Master Distribution Agreement. The term of the agreement is one year.

   Sublease with Comcast. In January 2000, we entered into a sublease agreement with Comcast Online Communications, Inc., a subsidiary of Comcast, covering approximately 19,000 square feet of office space in Bala Cynwyd, Pennsylvania. Monthly rent equals $33,250 and the sublease will expire on June 30, 2003. We paid approximately $300,000 related to this sublease agreement in 2000.

   Revenues Received From and Payments Made Under Related Party Agreements Entered Into Prior To 2000. During 2000, we received revenues and made payments under the following agreements entered into prior to 2000:

       1. Master Distribution Agreement with AT&T, Comcast, Cox and Cablevision--We recorded revenues in 2000 for services performed by us on behalf of each of these cable partners under this agreement of approximately $430,000 from AT&T and $1.5 million from Comcast, and the revenues we recorded from Cox and Cablevision were insignificant.

       2. Agreement with TCG--This agreement has been supplanted by the AT&T Master Agreement described above. We made aggregate payments to AT&T of approximately $28 million during 2000.

       3. Set-top Device Agreement with AT&T--AT&T paid us approximately $5.7 million in 2000 under this agreement.

       4. Web Hosting Agreements with AT&T -- AT&T paid us approximately $1.1 million in 2000 under these agreements.

   The terms of these agreements were described in our proxy statements for previous annual stockholders' meetings.

   Other Transactions. Additionally, during 2000, we received revenues from and made payments under other arrangements and transactions as follows:

       1. Wholesale Connectivity and Access Services and Other Miscellaneous Services - We received revenues from AT&T, Comcast and Cox of approximately $750,000, $500,000 and $650,000, respectively, for these services.

       2. Advertising Transactions with AT&T -- AT&T paid us approximately $3.9 million for advertising related to MatchLogic services, and approximately $7.8 million for additional advertising services in barter transactions.

       3. Advertising Transaction with Comcast - Comcast paid us approximately $1.3 million for advertising services in a barter transaction.

       4. Telecommunications Services - We paid AT&T approximately $1.3 million for telecommunications services such as teleconferencing, private network services, long distance and wireless services.

       5. Telecommunications Network - We paid AT&T approximately $2.0 million for point-of-presence and co-location services related to our backbone network and network infrastructure.

       6. Lease Financing - We made payments to AT&T of $650,000, including principal, under lease financing arrangements.

       7. Market Development - We made payments to AT&T, Comcast and Cox of approximately $3.4 million, $6.2 million and $1.9 million respectively, for promotion and marketing of the @Home service within each respective cable partner's footprint.

       8. Web Hosting - We made payments to AT&T of $820,000 for web hosting services related to our websites.

       9. Cox Data and Telecommunications Services - We made payments to Cox of $630,000 for data transport and telecommunications services.



Agreements with our Executive Officers and Directors

   Loan to George Bell. In December 2000, we loaned $500,000 to George Bell, then our Chairman of the Board and Chief Executive Officer, to cover the amount
due upon his exercise of stock options.   The loan was originally due and
payable in December 2004, and accrued interest at a rate of 5.79%. The loan was secured by the shares to be received upon the stock option exercises covered by this loan, pursuant to a stock pledge agreement. In April 2001, Mr. Bell entered into a severance agreement in connection with his resignation as Chairman and Chief Executive Officer. The severance agreement provides, among other things, that Mr. Bell will be obligated to repay the loan on December 31, 2001 and that we will forgive the accrued interest under the loan provided that Mr. Bell has complied with his obligations under the severance agreement.

   Loan to Mark McEachen. In August 2000, we loaned $1,500,000 to Mark McEachen, currently our Executive Vice President and Chief Financial Officer, to assist with his purchase of a residence. The loan is due and payable on August 17, 2004, and accrues interest at a rate of 6.23%. The loan is secured by all shares received upon exercise of Mr. McEachen's stock options, pursuant to a stock pledge agreement. We have agreed to forgive $375,000 of the principal amount and all unpaid interest accrued to date on August 17 of each year provided that Mr. McEachen has remained employed with us as of each such date. In the event Mr. McEachen's employment with us terminates other than without cause, the loan will instead become due and payable within 90 days of the termination.

   Loan to Byron Smith. In July 2000, we loaned $400,000 to Byron Smith, currently our Executive Vice President, Consumer Broadband Services and Chief Marketing Officer, to assist with his purchase of a residence. The loan is due and payable on July 28, 2004, and accrues interest at a rate of 6.51%. The loan is secured by a second deed of trust on the residence purchased with the proceeds from the loan. We have agreed to forgive $100,000 of the principal amount and all unpaid interest accrued to date on July 28 of each year provided that Mr. Smith has remained employed with us as of each such date. In the event Mr. Smith's employment with us terminates other than without cause, the loan will instead become due and payable within 90 days of the termination.

   Loan to Mark Stevens. In March 1999, Excite loaned $1,000,000 to Mark Stevens, currently our Executive Vice President of Business Development. We assumed the right to repayment under this loan in connection with our acquisition of Excite in May 1999. The loan bore interest at an average annual rate of 4.66%. Mr. Stevens repaid the remaining amount due under this loan in January 2000.

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

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended annual report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: April 30, 2001          AT HOME CORPORATION


                              By:  /s/   Mark A. McEachen
                                   -----------------------
                                   Mark A. McEachen
                                   Executive Vice President and
                                   Chief Financial Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                      Name                                        Title                            Date
                      ----                                        -----                            ----
 Principal Executive Officer:


/s/    Patti Hart                                       Chairman of the Board and             April 30, 2001
-------------------------------------------------
       Patti Hart                                        Chief Executive Officer


Principal Financial Officer:


/s/    Mark A. McEachen                                Executive Vice President and           April 30, 2001
-------------------------------------------------
       Mark A. McEachen                                  Chief Financial Officer


Principal Accounting Officer:

       Manford Leonard*                                     Vice President and                April 30, 2001
-------------------------------------------------
       Manford Leonard                                     Corporate Controller


Additional Directors:

       William R. Hearst III*                           Vice Chairman of the Board            April 30, 2001
-------------------------------------------------
       William R. Hearst III


       C. Michael Armstrong*                                     Director                     April 30, 2001
-------------------------------------------------
       C. Michael Armstrong


-------------------------------------------------                Director
       Mohan Gyani


       Frank Ianna*                                              Director                     April 30, 2001
-------------------------------------------------
       Frank Ianna


-------------------------------------------------                Director
       Charles Noski


       John C. Petrillo*                                         Director                     April 30, 2001
-------------------------------------------------
       John C. Petrillo



-------------------------------------------------                Director
       Edward S. Rogers


       Daniel E. Somers*                                         Director                     April 30, 2001
-------------------------------------------------
       Daniel E. Somers


*By:  /s/  Mark A. McEachen
     ----------------------
     Mark A. McEachen
     Attorney-in-Fact