Form 10-Q
period 2001-03-31
AT HOME CORP
filed 2001-05-15
CIK 1020620

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

     for the quarterly period ended March 31, 2001.

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

                                                                      As of
                                                                  April 30, 2001
                                                                  --------------
Number of shares of Series A Common Stock outstanding............  321,789,397
Number of shares of Series B Common Stock outstanding............   86,595,578

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              AT HOME CORPORATION

       QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2001

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----

                         PART I--FINANCIAL INFORMATION

 Item 1. Condensed Consolidated Financial Statements--Unaudited:

         Condensed Consolidated Balance Sheets as of March 31, 2001 and
         December 31, 2000..............................................     3

         Condensed Consolidated Statements of Operations for the Three
         Months Ended March 31, 2001 and 2000...........................     4

         Condensed Consolidated Statements of Cash Flows for the Three
         Months Ended March 31, 2001 and 2000...........................     5

         Notes to Condensed Consolidated Financial Statements...........     6

 Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations..........................................    13

 Item 3. Quantitative and Qualitative Disclosures About Market Risk.....    42

                           PART II--OTHER INFORMATION

 Item 1. Legal Proceedings..............................................    43

 Item 2. Changes in Securities and Use of Proceeds......................    43

 Item 3. Defaults Upon Senior Securities................................    43

 Item 4. Submission of Matters to a Vote of Security Holders............    44

 Item 5. Other Information..............................................    44

 Item 6. Exhibits and Reports on Form 8-K...............................    44

 Signatures..............................................................   45

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

                              AT HOME CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                       March 31,   December 31,
                                                         2001          2000
                                                      -----------  ------------
                                                      (Unaudited)      (*)
                       ASSETS
Current assets:
 Cash and cash equivalents........................... $    60,598  $    64,508
 Restricted cash.....................................      29,466       34,139
 Short-term investments..............................      14,469      102,115
                                                      -----------  -----------
   Total cash, cash equivalents and short-term
    investments......................................     104,533      200,762
 Accounts receivable, net............................      38,037       65,899
 Accounts receivable--related parties................      64,258       54,126
 Other current assets................................      45,180       42,626
                                                      -----------  -----------
   Total current assets..............................     252,008      363,413
Property, equipment and improvements, net............     406,581      366,127
Investments in affiliated companies..................      33,645       35,032
Other investments....................................      39,803       73,628
Distribution agreements, net.........................     216,040      239,357
Goodwill and other acquired intangible assets, net...     211,385      908,788
Other assets.........................................     120,996      120,355
                                                      -----------  -----------
   Total assets...................................... $ 1,280,458  $ 2,106,700
                                                      ===========  ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable.................................... $    58,676  $    65,060
 Accounts payable -- related parties.................       7,209       10,892
 Accrued compensation and related expenses...........      19,010       21,940
 Deferred revenue....................................      41,391       40,381
 Other accrued liabilities...........................     122,644      101,826
 Current portion of capital lease and other
  obligations........................................      78,996       70,258
                                                      -----------  -----------
   Total current liabilities.........................     327,926      310,357
Convertible notes and debentures.....................     745,386      743,525
Capital lease and other obligations, less current
 portion.............................................      76,470       85,904
Other liabilities....................................      11,603       10,397
Commitments and contingencies
Stockholders' equity:
 Convertible preferred stock, $0.01 par value,
  Authorized shares -- 9,650,000:
   Issued and outstanding shares--7,022 in 2001 and
    7,621 in 2000....................................     270,592      286,208
 Common stock, $0.01 par value, Authorized shares--
  1,110,000,000:
   Issued and outstanding shares--407,491,093 in 2001
    and 405,362,314 in 2000..........................   9,831,060    9,809,893
 Deferred compensation...............................     (28,557)     (34,070)
 Accumulated other comprehensive income..............       3,181       19,085
 Accumulated deficit.................................  (9,957,203)  (9,124,599)
                                                      -----------  -----------
    Total stockholders' equity.......................     119,073      956,517
                                                      -----------  -----------
    Total liabilities and stockholders' equity....... $ 1,280,458  $ 2,106,700
                                                      ===========  ===========

--------
(*) The condensed consolidated balance sheet as of December 31, 2000 has been derived from audited financial statements as of that date but does not include the information and footnotes required by generally accepted accounting principles for complete financial statements.

  The accompanying notes are an integral part of these condensed consolidated financial statements

                              AT HOME CORPORATION

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (In thousands, except per share data)

                                                           Three Months Ended
                                                                March 31,
                                                           --------------------
                                                             2001       2000
                                                           ---------  ---------
Revenues(/1/):
  Consumer access........................................  $  75,360  $  41,977
  Commercial services....................................     15,546     13,467
  Media/advertising......................................     45,057     76,223
  International..........................................      6,830      6,396
                                                           ---------  ---------
    Total revenues.......................................    142,793    138,063
Operating costs(/2/):
  Cost of services and products..........................     92,634     57,239
  Product development and engineering....................     29,405     20,975
  Sales and marketing....................................     61,705     56,926
  General and administrative.............................     17,402     10,724
  Restructuring charge...................................     17,063        --
  Cost and amortization of distribution agreements.......     24,653     93,965
  Costs and amortization of goodwill, intangible assets,
   deferred compensation and other acquisition-related
   amounts...............................................    102,116    573,133
  Write-down of goodwill, other intangible assets and
   other assets..........................................    600,073        --
                                                           ---------  ---------
    Total operating costs................................    945,051    812,962
                                                           ---------  ---------
Loss from operations.....................................   (802,258)  (674,899)
Interest and other income (expense), net.................     (3,296)     3,193
Write-down of other investments..........................    (13,380)        --
Equity share of losses of affiliated companies...........    (13,670)    (4,815)
                                                           ---------  ---------
Net loss.................................................  $(832,604) $(676,521)
                                                           =========  =========
Net loss per share--basic and diluted....................  $   (2.05) $   (1.75)
                                                           =========  =========
Shares used in per share computation--basic and diluted..    406,203    387,644
                                                           =========  =========
--------
(/1/Revenue)from related parties.........................  $  10,572  $  12,094
                                                           =========  =========
(/2/Depreciation)and amortization included in operating
    costs, excluding amortization of distribution
    agreements and acquisition-related amounts...........  $  35,372  $  19,589
                                                           =========  =========

  The accompanying notes are an integral part of these condensed consolidated financial statements

                              AT HOME CORPORATION

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                         Three Months Ended
                                                              March 31,
                                                         --------------------
                                                           2001       2000
                                                         ---------  ---------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net loss................................................ $(832,604) $(676,521)
Adjustments to reconcile net loss to cash used in
 operating activities:
 Depreciation and amortization..........................    35,117     19,334
 Amortization of distribution agreements................    24,653     23,217
 Cost of distribution agreements........................       --      70,748
 Amortization of deferred and other stock-based
  compensation..........................................     5,513      5,159
 Amortization of goodwill and other intangible assets...    96,698    567,348
 Write-down of goodwill, other intangible assets and
  other assets..........................................   600,073        --
 Write-down of other investments........................    13,380        --
 Accretion of discount on convertible debentures........     2,484      2,394
 Equity share of losses of affiliated companies.........    13,670      4,815
 Changes in assets and liabilities:
   Accounts receivable..................................    17,730     (6,548)
   Other assets.........................................    (6,771)   (13,615)
   Accounts payable.....................................    (9,995)     2,137
   Accrued liabilities..................................    17,519      7,189
   Deferred revenues....................................      (412)       249
   Other long-term liabilities..........................     1,206        998
                                                         ---------  ---------
Cash provided by (used in) operating activities.........   (21,739)     6,904
                                                         ---------  ---------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
Purchases of short-term investments.....................       --     (65,009)
Sales and maturities of short-term investments..........    87,646     64,915
Purchases of other investments..........................    (1,250)   (16,600)
Sales of other investments..............................     7,116      9,332
Net purchases of property, equipment and improvements...   (53,874)   (41,867)
Payments under backbone agreement.......................       --      (6,030)
Investment in joint ventures............................   (10,862)   (10,615)
Business combinations, net of cash received.............       --         941
                                                         ---------  ---------
Cash provided by (used in) investing activities.........    28,776    (64,933)
                                                         ---------  ---------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of
 repurchases............................................     5,118     46,967
Payments on capital lease obligations...................   (20,738)   (11,973)
                                                         ---------  ---------
Cash provided by (used in) financing activities.........   (15,620)    34,994
                                                         ---------  ---------
Net decrease in cash and cash equivalents...............    (8,583)   (23,035)
Cash and cash equivalents, beginning of period
 (including restricted cash of $34,139 in 2001 and $988
 in 2000)............................................... $  98,647  $ 224,548
                                                         ---------  ---------
Cash and cash equivalents, end of period (including
 restricted cash of $29,466 in 2001 and $1,135 in
 2000).................................................. $  90,064  $ 201,513
                                                         =========  =========
SUPPLEMENTAL DISCLOSURES
 Interest paid.......................................... $   3,972  $   1,732
                                                         =========  =========
 Acquisition of equipment under capital leases.......... $  20,042  $  44,131
                                                         =========  =========
 Warrants to purchase Series A common stock earned by
  cable partners and capitalized as distribution
  agreements............................................ $     336  $  (2,462)
                                                         =========  =========
 Conversion of preferred stock to common stock.......... $  15,616  $  40,851
                                                         =========  =========
 Mergers and acquisitions:
   Common and preferred stock issued and options and
    warrants exercisable for common stock assumed....... $     --   $ 139,826
                                                         =========  =========
   Liabilities assumed.................................. $     --   $   2,287
                                                         =========  =========

  The accompanying notes are an integral part of these condensed consolidated financial statements

                              AT HOME CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Summary of Significant Accounting Policies and Certain Other Items

Significant Accounting Policies

Basis of Presentation

   The unaudited condensed consolidated financial statements include the accounts of At Home Corporation and its consolidated subsidiaries, all of which are wholly owned. All significant intercompany transactions and balances have been eliminated in consolidation. Investments in entities owned 20% or more but less than majority owned and not otherwise controlled by us are accounted for under the equity method and presented in the consolidated balance sheets as investments in affiliated companies. The unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the interim periods presented. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for any subsequent period. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with our audited consolidated financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on April 2, 2001.

Reclassifications

   Certain reclassifications have been made to previously reported amounts in the consolidated financial statements in order to conform to the current presentation.

Effect of New Accounting Standards

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

   The computation of basic and diluted net loss per share is as follows for the periods indicated (in thousands, except per share data):

                                                          Three Months Ended
                                                               March 31,
                                                          --------------------
                                                            2001       2000
                                                          ---------  ---------
   Net loss.............................................  $(832,604) $(676,521)
                                                          =========  =========
   Weighted average shares of common stock outstanding..    406,707    390,213
   Less: weighted average shares of common stock subject
    to repurchase.......................................       (504)    (2,569)
                                                          ---------  ---------
   Shares used in per share calculations................    406,203    387,644
                                                          =========  =========
   Net loss per share--basic and diluted................  $   (2.05) $   (1.75)
                                                          =========  =========

Segment Reporting

   Our key operating segments are organized around our customers and services and aggregated into the reported business segments based on how our management organizes, manages and internally reports our revenues. Key operating segments and the reported business segments they were aggregated into as of March 31, 2001 were: (1) Consumer Access, which includes the @Home service, premium broadband services, customers care and set-top development; (2) Commercial Services, which includes the @Work service and e-commerce applications; (3) Media/Advertising, which includes the Excite, Bluemountain.com and Webshots narrowband content services, broadband content services, and targeted and other advertising services provided by MatchLogic; and (4) International, which provides our broadband and narrowband services in Europe, Australia and Japan. Information used by our key operating decision makers (consisting of our executive management team) in reviewing operations and in allocating resources includes revenue for each key operating segment. Information such as assets and liabilities are not produced internally for each key operating segment. Although we allocate some specific operating costs to each key operating segment, which results in a partial measure of loss from operations and net loss, a significant portion of operating costs such as network operations and engineering are not allocated to some of the segments, and therefore our key operating decision makers have not utilized this partial financial information in segment format for the purpose of reviewing operations and allocating resources. In addition, we have corporate marketing, corporate development, general and administrative, and other operations that generate no revenues and are not part of a key operating segment.

   Our reportable segments have changed from prior years, and the 2000 information has been restated accordingly. The following represents information for our reported business segments for the periods indicated (in thousands):

                                                                Three Months
                                                               Ended March 31,
                                                              -----------------
                                                                2001     2000
                                                              -------- --------
   Revenues:
     Consumer Access......................................... $ 75,360 $ 41,977
     Commercial Services.....................................   15,546   13,467
     Media/Advertising.......................................   45,057   76,223
     International...........................................    6,830    6,396
                                                              -------- --------
       Total consolidated revenues........................... $142,793 $138,063
                                                              ======== ========

   Media/Advertising and Commercial Services revenues were derived predominantly from customers located in the United States during the three months ended March 31, 2001 and 2000.

   Consumer Access revenue derived from customers located outside the United States, and excluded from International, consisted primarily of revenue from our cable partners and their cable customers located in

Canada, and accounted for approximately 14% and 17% of total Consumer Access revenue during the three months ended March 31, 2001 and 2000, respectively.

   International revenue earned from services provided to our unconsolidated international joint ventures was $5 million and $4 million for the three months ended March 31, 2001 and 2000, respectively. International revenue earned by our consolidated operations outside of North America was $1.8 million and $2.4 for the three months ended March 31, 2001 and 2000, respectively.

   No single customer accounted for more than 10% of total consolidated revenues for the three months March 31, 2001 and 2000.

Revenue from Related Parties

   Revenue from related parties was $10.6 million and $12.1 million for the three months ended March 31, 2001 and 2000, respectively. Revenue from related parties included revenue of $5.1 million and $7 million for the three months ended March 31, 2001 and 2000, respectively, related to services such as advertising arrangements, support services including customer service, local area content development, development of set-top devices and pre-commercial deployment consulting provided to our cable partners with significant investments in our common stock. Revenue from related parties also included revenue of $5.5 million and $5.1 million for the three months ended March 31, 2001 and 2000, respectively, related to consulting and other services rendered to our international and other joint ventures, including arrangements on a cost-plus basis.

Revenue Related to Our Strategic Investments

   In conjunction with many of our investments, we have strategic arrangements to provide services to our investees consisting of the delivery of advertising impressions, e-commerce sponsorships and revenue share arrangements on our web sites. Revenue under these arrangements is recognized based on the fair value of the services provided if sufficient objective evidence of fair value exists for the investment. This revenue was $10.9 million and $12.3 million for the three months ended March 31, 2001 and 2000, respectively. Investments under these arrangements are recorded at their fair values on the date of the investment. The fair values of such investments in privately held companies are generally determined based on the price per share paid by a third party in the same round of financing in which we participate.

Barter Revenue

   Revenue from barter transactions involving the exchange of advertising on the Excite Network and MatchLogic for advertising in Internet, print and television media was $3 million and $5.3 million for the three months ended March 31, 2001 and 2000, respectively. Revenue from these exchanges is recorded at the lower of the fair value of the advertising delivered or the advertising received. In accordance with Emerging Issues Task Force (EITF) Issue No. 99-17, "Accounting for Advertising Barter Transactions", effective January 20, 2000, the fair value of advertising delivered is based on similar advertising transactions for which we received cash during the six months prior to the advertising barter transactions. Advertising barter transactions generally result in the recognition of equivalent amounts of revenue and expense.

   Revenue recognized from other barter transactions, involving primarily the exchange of MatchLogic data-marketing services for software and property and equipment for internal use, was $0.4 million and $3.1 million for the three months ended March 31, 2001 and 2000, respectively. Revenue from these exchanges is generally recorded at the fair value of the services provided unless the fair value of the services or products received is more readily determinable.

Write-down of Other Investments

   We recorded impairment write-downs of other investments of $13.4 million during the three months ended March 31, 2001, including write-downs related to publicly held investments of $6.9 million recorded against unrealized losses included in accumulated other comprehensive income and write-downs related to privately held investments of $6.5 million recorded directly against other investments. The impairment write-downs related to publicly held investments resulted from our conclusion that declines in the fair market values of certain investments below their carrying values were not temporary (generally, the fair market values were below the carrying values for a continuous period of six months or more). The impairment write-downs related to privately held investments resulted from our conclusion that the carrying values of certain investments were not recoverable, based on indicators such as limited liquidity and poor prospects for additional financing.

Restructuring Charge

   On January 23, 2001, we announced a workforce reduction of approximately 250 employees and a related operational restructuring which was approved by our board of directors on January 19, 2001. The majority of reductions and restructuring affected the Excite Network narrowband operations in the Media/Advertising business segment and the iMALL operations in the Commercial Services business segment. We also announced plans to exit the business operations of iMALL and Enliven, formerly Narrative Communications, either through an outright or partial sale or by winding down operations. We sold our Enliven business unit during the three months ended March 31, 2001 in exchange for a 20% ownership interest in a newly-formed entity that plans to continue the former Enliven operations. We were not successful in selling the iMALL operations and effective March 1, 2001, we commenced the winding down of iMALL activities. In addition, we have decided to discontinue our DSL offering to @Work customers at the end of the first quarter of 2001 due to the dissolution of Northpoint, a wholesale provider of DSL connectivity. The substantial majority of employees affected by the workforce reduction terminated pursuant to the restructuring plan during the first quarter of 2001. We plan to complete remaining terminations and other exit activities during the second quarter of 2001.

   We incurred a restructuring charge of $17.1 million for the three months ended March 31, 2001 related to exiting the above activities, including $12.6 million related to exiting certain Excite Network narrowband operations, $3.8 million related to iMALL and the remainder related to Enliven and @Work DSL. The restructuring charge included $5.5 million of severance-related amounts, $5.6 million of losses on noncancellable leases net of expected sublease income related to facilities exited as a result of consolidating personnel, $4.7 million related to equipment and other assets that have been made redundant or will no longer be used as a result of the activities exited, and $1.3 million of termination costs incurred for contracts related to exited activities. Cash payments charged against the liability related to these restructuring charges for the three months ended March 31, 2001 were $6 million. The remaining $11.1 million as of March 31, 2001 consisted of non-cash amounts and amounts requiring future cash payment, including $4.5 million for equipment and other assets to be disposed of, $5.3 million related to exited facilities, $0.5 million for terminated contracts, and $0.8 million for severance-related amounts.

2. Business Combinations

Acquisition-Related Costs

   Acquisition-related costs were as follows for the periods indicated (in thousands):

                                                               Three Months
                                                              Ended March 31,
                                                             -----------------
                                                               2001     2000
                                                             -------- --------
   Amortization of goodwill and other acquired intangible
    assets.................................................. $ 96,698 $567,348
   Amortization of acquisition-related deferred
    compensation............................................    5,258    4,904
   Other acquisition-related costs..........................      160      881
                                                             -------- --------
     Total acquisition-related costs and expenses........... $102,116 $573,133
                                                             ======== ========

Amortization of goodwill and other acquired intangible assets

   Amortization of goodwill and other acquired intangible assets was $96.7 million and $567.3 million for the three months ended December 31, 2001 and 2000, respectively. Accumulated amortization of these intangible assets was $148.7 million and $1,670.9 million as of March 31, 2001 and 2000, respectively. The reduction in amortization and accumulated amortization in the first quarter of 2001 as compared to the first quarter of 2000 resulted from the impairment write-downs of these intangible assets amounting to $4,609.1 million during the year ended December 31, 2000 and an additional $600.1 million during the three months ended March 31, 2001. Future amortization related to goodwill and other acquired intangible assets will be based on new carrying values as adjusted by the impairment write-downs.

Amortization of acquisition-related deferred compensation

   Amortization of deferred compensation related to acquisitions was $5.3 million and $4.9 million for the three months ended March 31, 2001 and 2000, respectively. Acquisition-related deferred compensation resulted from certain outstanding employee stock options and restricted stock that we assumed in the acquisitions of Webshots and Bluemountain.com in 1999 and DataInsight in 2000. Deferred compensation is measured as the difference between the exercise price of an unvested award and the fair market value of our Series A common stock at the date of the acquisition and is amortized over the vesting term of the award.

   Amortization of deferred compensation related to the issuance of restricted stock and stock options to employees under our own stock purchase agreements was $0.3 million during each of the three months ended March 31, 2001 and 2000. This amortization, which is not acquisition-related, is included in the category of operating costs in which the related employee salaries are recorded.

Other acquisition-related costs

   Costs directly associated with our acquisitions that were not capitalized as part of the purchase consideration were $0.2 million and $0.9 million for the three months ended March 31, 2001 and 2000, respectively. These costs were incurred predominantly as a result of ongoing personnel, systems and technology integration efforts related primarily to our acquisitions of Excite, iMALL, Bluemountain.com, Kendara and Worldprints.

Impairment Write-down of Goodwill and Other Acquired Intangible Assets

   During the three months ended March 31, 2001, we identified additional indicators of possible impairment of our long-lived assets (principally, goodwill and other acquired intangible assets) on a basis similar to the impairment indicators identified as of December 31, 2000. The impairment indicators included continued deterioration in the business climate of, and reduced levels of venture capital funding activity for, Internet advertising and other Internet-based companies, continued significant declines in the market values of our competitors in the Internet advertising industry, and changes made and announced in April 2001 in our operating and cash flow forecasts for the remainder of 2001.

   We performed asset impairment tests with the assistance of independent valuation experts at the business unit level, the lowest level for which we have identifiable cash flows. The tests were performed by comparing the expected undiscounted cash flows for a five-year period, plus a terminal value for future cash flows, to each business unit's carrying amount of the goodwill and other intangible assets resulting from purchase business combinations in which the acquired operations have continued to be managed as separate business units. We determined that the carrying amounts of property and equipment and other tangible assets without alternate use other than as currently used by the business units tested for impairment were not significant. Based on the results of these tests, we determined that the carrying values of business-unit goodwill and other intangible assets related to Excite, Kendara, DataInsight, Rucker, iMALL, Bluemountain.com, Webshots, and Worldprints were impaired.

   We determined, with the assistance of independent valuation experts, the fair value of the impaired long-lived assets for the respective business units. Fair value was determined using the discounted cash flow method and the market comparison method. An impairment write-down of goodwill and other intangible assets totaling

$600.1 million was recorded during the first quarter of 2001, reflecting the amount by which the carrying amounts of the assets exceeded their respective fair values. The write-down consisted of $569.1 million for goodwill and $31 million for other acquired intangible assets. These intangibles assets were associated primarily with business units operating in the Media/Advertising segment.

3. Investments in Affiliated Companies

Work.com

   Our Work.com joint venture discontinued operations on March 31, 2001 as a result of the current decline in online advertising spending. We invested $15 million in this joint venture in April 2000 and we have fully reduced this investment by our equity share of the joint venture's losses through March 31, 2001.

At Home Japan

   Under our joint venture agreement pertaining to At Home Japan, we may be required to make future contributions of up to 546 million Yen, or $3.8 million, based on timing to be determined by At Home Japan's board of directors. If we do not make required contributions, our ownership position would be diluted. Under specified circumstances, we may sell up to 50% of our interest in At Home Japan. Our performance-based warrants for up to 0.9 million shares issued to our Japanese cable partners in a prior year were exercisable as to 0.3 million warrants as of March 31, 2001. The fair values of these warrants are recorded when earned as investments in affiliated companies.

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

4. Comprehensive Loss

   The components of our comprehensive loss for each period presented are as follows (in thousands):

                                                         Three Months Ended
                                                              March 31,
                                                         --------------------
                                                           2001       2000
                                                         ---------  ---------
   Net loss............................................. $(832,604) $(676,521)
   Unrealized gain (loss) on available-for-sale
    investments.........................................   (16,002)    (7,840)
   Foreign currency translation gain (loss).............        98        131
                                                         ---------  ---------
   Comprehensive loss................................... $(848,508) $(684,230)
                                                         =========  =========

5. Subsequent Events

Measures to Conserve Cash and Raise Additional Funds

   Our cash position has deteriorated more rapidly than we previously anticipated since the end of the first quarter of 2001 due in large part to accelerating weakness in the demand for online advertising and marketing services. On April 17, 2001, we announced that we are taking several immediate measures to conserve cash and raise additional funds. These measures include expense reductions; a non-binding agreement with AT&T under which AT&T would provide us with $75 million to $85 million in connection with the replacement of the backbone fiber agreement between the companies and an outsourcing agreement between AT&T and us to maintain and improve current network performance levels; debt and/or equity financing from third parties, or financing through other mechanisms; and the potential sale or restructuring of media operations not directly supporting our broadband strategy. There can be no assurance that we will be successful in achieving our targeted expense reductions, completing the definitive agreements contemplated by the Letter of Agreement with AT&T or otherwise raising sufficient additional funds to finance our operations on a timely basis. If we do not achieve our targeted expense reductions and raise at least $75 million to $80 million in cash by June 30, 2001, there would be a material adverse impact on our operations and liquidity.

   Under the Letter of Agreement with AT&T, which is subject to negotiation of a definitive agreement and other conditions, we would outsource some of our engineering and operations services to AT&T and replace the AT&T backbone capacity agreement with an agreement under which we would receive $75 million to $85 million in cash from AT&T. Assuming physical integration of our network assets with those of AT&T, AT&T would be required to provide these services at a price equal to 10% less than our baseline costs to provide these services ourselves. Under the definitive agreement, we would develop a transition plan providing for the transfer of a portion of our employees to AT&T in order for AT&T to provide these services. In conjunction with replacing the backbone agreement, we would make monthly payments to AT&T over 20 years equaling approximately $0.6 million per month, assuming we receive $75 million in cash at the time the backbone agreement is replaced. Under the definitive agreement, we would agree to sell to AT&T at book value the assets necessary to provide the outsourced services and the network transport services covered by the backbone agreement, which include network, test lab and infrastructure assets, and to provide AT&T with access to other assets and assignments of licenses to enable AT&T to provide these services.

Termination of Relationship with Cablevision

   On April 23, 2001, we announced that we are formally seeking the termination of our relationship with Cablevision and the return of warrants to purchase up to 21.9 million shares of our Series A common stock issued to Cablevision. As a result, as of March 31, 2001 we are no longer reporting Cablevision subscribers in our subscriber numbers and we have restated prior year subscriber numbers to conform to this presentation.

Workforce Reduction

   On April 30, 2001, we announced a workforce reduction of approximately 380 employees, or 13% of our workforce. The workforce reduction impacted all divisions throughout the company, but was more heavily weighted towards our media operations. As a result, we expect to record severance and related costs of more than $5 million during the second quarter of 2001.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes contained in this report and the information contained in our annual report for the year ended December 31, 2000. This discussion contains statements about events or circumstances that have not yet occurred, such as statements regarding our plans, objectives, expectations and intentions, which are "forward-looking" statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. In some cases, you can identify these statements by words such as "may," "might," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue," and other similar terms. These forward-looking statements may include, among other things, projections of our future financial performance, our anticipated growth and anticipated trends in our businesses. These statements are only predictions, based on our current expectations about future events and we cannot guarantee that they will be accurate. These forward-looking statements involve risks and uncertainties, and our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements on the basis of several factors, including those that we discuss under the section entitled "Risk Factors" beginning on page 24. We encourage you to read that section carefully. These forward-looking statements speak only as of the date of this report, and we will not necessarily update information in this report if any forward-looking statement later turns out to be inaccurate.

Overview

   We are a leading global provider of broadband network and media services. These services include the @Home service, the @Work service, media and advertising services provided by Excite and MatchLogic, and international services. The @Home service is a residential high-speed Internet service delivered, with the assistance of our cable partners, to approximately 3.2 million subscribers worldwide, including approximately 2.9 million subscribers in North America. We have arrangements with our cable partners, which include AT&T, Comcast, Cox, Shaw, Rogers and many others, to provide the @Home service to 64 million homes worldwide, of which approximately 38 million homes were upgraded for two-way data traffic and therefore capable of receiving the @Home service as of March 31, 2001. Our @Work service provides approximately 11,800 small and medium-sized enterprises with telecommunication lines such as cable and T1 and several content delivery networks with very high-speed data lines such as OC-3. Excite provides advertising and media services on the Excite Network, including narrowband and broadband content offerings such as the Excite portal, the @Home 2000 services offering our personalized Excite content to our broadband subscribers, the Bluemountain.com electronic greeting card service and the Webshots web site offering online digital photos. MatchLogic provides targeted advertising and data marketing services. International services include international versions of the Excite portal and the @Home high-speed Internet service.

   Currently, our services are organized into four business segments. Consumer Access includes the @Home service, Commercial Services includes the @Work service, Media/Advertising includes Excite and MatchLogic advertising and media services, and International includes our international operations.

Recent Events

Termination of Relationship with Cablevision

   On April 23, 2001, we announced that we are formally seeking the termination of our relationship with Cablevision and the return of warrants to purchase up to 21.9 million shares of our Series A common stock issued to Cablevision. As a result, as of March 31, 2001 we are no longer reporting Cablevision subscribers in our subscriber numbers and we have restated prior year subscriber numbers to conform to this presentation.

Measures to Conserve Cash and Raise Additional Funds

   Our cash position has deteriorated more rapidly than we previously anticipated since the end of the first quarter of 2001 due in large part to accelerating weakness in the demand for online advertising and marketing services. On April 17, 2001, we announced that we are taking several immediate measures to conserve cash and raise additional funds. These measures include expense reductions; a non-binding agreement with AT&T under which AT&T would provide us with $75 million to $85 million in connection with the replacement of our backbone fiber agreement with AT&T and an outsourcing arrangement between AT&T and us to maintain and improve current network performance levels; debt and/or equity financing from third parties, or financing through other mechanisms; and the potential sale or restructuring of media operations not directly supporting our broadband strategy. There can be no assurance that we will be successful in achieving our targeted expense reductions, completing the definitive agreements contemplated by the Letter of Agreement with AT&T or otherwise raising sufficient additional funds to finance our operations on a timely basis. If we do not achieve our targeted expense reductions and raise at least $75 million to $80 million in cash by June 30, 2001, there would be a material adverse impact on our operations and liquidity.

   Under the Letter of Agreement with AT&T, which is subject to negotiation of a definitive agreement and other conditions, we would outsource some of our engineering and operations services to AT&T and replace the AT&T backbone capacity agreement with an agreement under which we would receive $75 million to $85 million in cash from AT&T. Assuming physical integration of our network assets with those of AT&T, AT&T would be required to provide these services at a price equal to 10% less than our baseline costs to provide these services ourselves. Under the definitive agreement, we would develop a transition plan providing for the transfer of a portion of our employees to AT&T in order for AT&T to provide these services. In conjunction with replacing the backbone agreement, we would make monthly payments to AT&T over 20 years equaling approximately $0.6 million per month, assuming we receive $75 million in cash at the time the backbone agreement is replaced. Under the definitive agreement, we would agree to sell to AT&T at book value the assets necessary to provide the outsourced services and the network transport services covered by the backbone agreement, which include network, test lab and infrastructure assets, and to provide AT&T with access to other assets and assignments of licenses to enable AT&T to provide these services.

Impairment Write-Down of Goodwill, Other Intangible Assets and Other Assets

   Due to a continuing deterioration in the market values and business climate of Internet companies during the first quarter of 2001 and the changes made and announced in April 2001 in our operating and cash flow forecasts for the remainder of 2001, we concluded that goodwill and intangible assets recorded in connection with acquisitions of some Internet-related companies might not be recoverable. An impairment assessment, test and measurement resulted in the recording of a write-down of goodwill and intangible assets of $600.1 million primarily related to our acquisitions that operate in our Media/Advertising business segment and to a lesser extent the iMALL acquisition operating in the Commercial Services business segment.

   We also recorded a write-down of $13.4 million for the first quarter of 2001 related to our other investments, including publicly held and privately held equity securities. This write-down resulted primarily from declines, which we deemed were not temporary, in the fair market values of publicly held investments below their carrying values. In addition, the carrying values of some of our privately held investments that we determined to be unrecoverable were written down to estimated net realizable value.

Closure of Work.com

   Our Work.com joint venture discontinued operations on March 31, 2001 as a result of the current decline in online advertising spending. We invested $15 million in this joint venture in April 2000 and we have fully reduced this investment by our equity share of the joint venture's losses through March 31, 2001.

Workforce Reductions

   On January 23, 2001, we announced a workforce reduction of approximately 250 employees. The majority of reductions affected the Excite Network in the Media/Advertising business segment and iMALL in the Commercial Services business segment. As a result, we recorded restructuring charges of $5.5 million during the first quarter of 2001.

   On April 30, 2001, we announced another workforce reduction of approximately 380 employees, or 13% of our workforce. The workforce reduction impacted all divisions throughout the company, but was more heavily weighted towards our media operations. As a result, we expect to record severance and related costs of more than $5 million during the second quarter of 2001.

Exiting of Certain Operations

   On February 23, 2001, we announced that we sold our Enliven business unit in exchange for a 20% ownership in a newly-formed entity that plans to continue the former Enliven operations. Enliven was not significant to our financial position or results of operations.

   We were not successful in selling the iMALL operations during the first quarter of 2001 and therefore we commenced winding down iMALL's operations effective March 1, 2001. Although iMALL did not generate significant recurring revenues since its acquisition, we may experience a reduction in future Commercial Services revenues in 2001 as compared to 2000 as a result of exiting the iMALL operations.

   We decided to discontinue our DSL offering to @Work customers at the end of the first quarter of 2001 due to the dissolution of Northpoint, a wholesale provider of DSL connectivity. Revenue from DSL connections sold to @Work customers was not significant to our financial position or results of operations.

   We incurred restructuring charges of $17.1 million during the first quarter of 2001 related to exiting these businesses and the workforce reductions discussed above.

Results of Operations

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

Revenues

   Our reportable segments have changed from prior years, and the 2000 information has been restated accordingly. The following represents our revenues by business segment for the periods indicated (dollars in thousands):

                                                        Three Months Ended March
                                                                  31,
                                                        -------------------------
                                                          2001   Change    2000
                                                        -------- ------  --------
   Revenues:
     Consumer access................................... $ 75,360   80%   $ 41,977
     Commercial services...............................   15,546   15%     13,467
     Media/advertising.................................   45,057  (41%)    76,223
     International.....................................    6,830    7%      6,396
                                                        --------  ---    --------
       Total revenues.................................. $142,793    3%   $138,063
                                                        ========  ===    ========

   Consumer Access

   Consumer Access revenues include the percentage of @Home service subscription fees from North American subscribers that we received under our revenue sharing agreements with our cable partners, including fees for premium services such as multiple IP addresses, and fees received from our cable partners related to customer support operations and advanced set-top development. The following are significant factors affecting revenue from the @Home service, which represents the substantial portion of Consumer Access revenues:

  . Revenue from the @Home service varies by cable partner and market in the United States, but typically represents 35% of the average $40 per month fee collected from each subscriber by the cable partner. AT&T has recently announced its intention to increase the price it charges for the @Home service to $46 per month beginning in June 2001.

  . Our Canadian cable partners perform a significant portion of the customer and infrastructure support of the @Home service, and as a result, our percentage of Canadian subscriber fees is approximately 20%. Canadian cable partners also typically charge approximately $30 per month for the @Home service. Our revenue from Canadian @Home subscribers has historically accounted for approximately 15% to 20% of Consumer Access revenues.

  . Subscribers that choose to purchase their own modems may pay a reduced monthly fee. We have recently released self-installation kits in markets served by Comcast and Cox and this will likely result in a greater number of new subscribers purchasing their own modems.

  . Our cable partners may offer incentives to new subscribers including reduced price or free service for several months, and are generally free to decide the price that they charge for the @Home service.

  . Revenue from @Home subscribers outside of North America is recorded by our unconsolidated joint ventures and not in our Consumer Access segment.

  . We receive a smaller share of revenue from @Home subscribers in North
    America served by our @Home Solutions joint venture.

   Due to the above factors, revenue from the @Home service may significantly lag subscriber growth rates and may not result in consistent measurements such as average revenue per unit (ARPU) over any period. In addition, the number of @Home subscribers at the end of a particular period is not representative of the average number of paying subscribers during that period.

   Consumer Access revenues increased by 80% to $75.4 million, or 53% of total revenues, for the first quarter of 2001, from $42 million, or 30% of total revenues, for the first quarter of 2000. The increase in Consumer Access revenues was primarily attributable to the growth in the number of subscribers to the @Home service. We had 2,867,000 North American @Home subscribers as of March 31, 2001, compared to 1,355,000 subscribers as of March 31, 2000, which represents an increase of 1,512,000 subscribers, or 112%, over the prior period. Please note that as of March 31, 2001 we are no longer reporting Cablevision subscribers in our subscriber totals and we have restated the March 31, 2000 North American subscriber numbers to exclude 71,000 Cablevision subscribers in conformity with this revised presentation. Consumer Access revenues did not increase at the same rate between the first quarter of 2001 and 2000 as did the percentage growth in @Home subscribers due to a combination of the above factors, the most significant of which was free service incentives offered by our cable partners to promote the @Home service to new subscribers.

   Revenue from the @Home service in future periods will continue to be affected by the above factors. In the near term specifically, revenue from the @Home service may increase due to higher rates charged by our cable partners such as AT&T. However, an increase in the number of subscribers purchasing cable modems instead of renting them may partially offset this expected increase in revenue. In addition, our subscriber growth rates are dependent on the number of markets and households that our cable partners upgrade to receive the @Home service and the subscriber penetration rates in those markets. As of March 31, 2001, the markets of our cable partners in North America included 54 million households (excluding 5 million Cablevision households that were included in previously reported totals), of which 61%, or 33 million (excluding 1 million Cablevision households included in previously reported totals), were capable of receiving the @Home service. In general, we expect the percentage growth rate in subscribers to decrease as the number of subscribers increases and as penetration rates in existing markets increase. However, we believe that our subscriber growth will benefit as the @Home service becomes more widely available and as self-installation kits become more widely deployed. Please see "Risk Factors--Risks Related to Our Broadband Business" for further discussion of factors that may affect our ability to generate Consumer Access revenues in the future.

   Commercial Services

   Commercial Services revenues include revenue from our @Work service including small business hosting services and content delivery network agreements. Revenue from the @Work service and content delivery networks is based on the number of customers and the type of data connections used by those customers.

   Commercial Services revenues increased by 15% to $15.5 million, or 11% of total revenues, for the first quarter of 2001 from $13.5 million, or 10% of total revenues, for the first quarter of 2000. This increase was primarily attributable to the growth of customers to the @Work service. We had 11,800 @Work customers as of March 31, 2001, compared to 6,200 customers as of March 31, 2000, which represents an increase of 5,600 customers, or 90%, over the prior period. @Work revenue did not increase at the same rate between the first quarter of 2001 and 2000 as did the percentage growth in @Work customers due primarily to new DSL customers that generate lower revenues per customer than T1 and higher bandwidth customers.

   In the past, we have sourced DSL connectivity for the @Work service through Northpoint but due to its dissolution during the first quarter of 2001, we decided to stop offering DSL services. In addition, we discontinued certain iMALL e-commerce business application services during the first quarter of 2001. As a result of exiting iMALL operations, our Commercial Services revenues maybe lower for the remainder of 2001 as compared to 2000. However, we expect that ongoing Commercial Services revenues excluding those from exited iMALL activities will increase during 2001 as compared to prior year periods. We expect that an increasing portion of our Commercial Services revenues in the future will be accounted for by content delivery networks and other parties that require access to high bandwidth over an intelligent private network. However, growth in revenues from content delivery networks is dependent on continued demand for their content services, which could be impacted by the downturn in the U.S. economy and weakening demand for content and advertising services in the Internet sector. Please see "Risk Factors--Risks Related to Our Broadband Business" for further discussion of factors that may affect our ability to generate Commercial Services revenues in the future.

   Media/Advertising

   On April 17, 2001, we announced that we are assessing the potential sale or restructuring of media operations not directly supporting our broadband strategy. If any of these actions is taken, our Media/Advertising revenues in future periods may decrease substantially.

   Media/Advertising includes revenues generated by our narrowband and broadband Excite portals and the Bluemountain.com and Webshots web sites (together, the Excite Network), as well as targeted advertising, online database marketing and e-commerce relationship management services provided by MatchLogic.

   Media/Advertising revenues decreased by 41% to $45.1 million, or 32% of total revenues, for the first quarter of 2001 from $76.2 million, or 55% of total revenues, for the first quarter of 2000. In general, the volume of traffic on our web sites has remained relatively stable during the first quarter of 2001 and 2000, while our advertising rates and number of advertisers have declined in response to softness in the Internet advertising market and the deterioration in the Internet business climate.

   We anticipate that difficult conditions related to Internet advertising will persist for the remainder of 2001 and we expect continued lower future levels of Media/Advertising revenues as compared to 2000. We believe that attracting more traditional companies to advertise on the Internet, particularly using a broadband medium, will be an important factor driving Media/Advertising revenues in the future. Please see "Risk Factors--Risk Related to Our Media Business" for further discussion of factors that may affect our ability to generate revenues from Media/Advertising in the future.

   International

   International includes revenue earned from services provided to our joint ventures outside of North America, including revenue sharing and consulting and other services provided under arrangements under a cost plus basis, and revenue earned by our consolidated operations outside of North America, consisting primarily of advertising revenue.

   Revenues from International increased by 7% to $6.8 million, or 5% of total revenues, for the first quarter of 2001 from $6.4 million, or 5% of total revenues, for the first quarter of 2000. International revenue earned from our unconsolidated international joint ventures was $5 million and $4 million for the first quarter of 2001 and 2000, respectively. International revenue earned by our consolidated operations outside of North America was $1.8 million and $2.4 million for the first quarter of 2001 and 2000, respectively. The increase in International revenue was due primarily to the growth in international @Home broadband operations.

   In future periods, we expect International revenues to be affected by similar factors to those impacting Media/Advertising and Consumer Access revenues, and also by the level of consulting and other services we provide to our joint ventures, the timing and amount of which may vary significantly. Please see "Risk Factors--International growth is important to our business, but our international operations are subject to additional risks and may not be successful" and "Risk Factors-- Risk Related to Our Media Business" for further discussion of factors that may affect our ability to generate revenues from International in the future.

   Revenue from related parties

   Revenue from related parties decreased by 12% to $10.6 million, or 7% of total revenues, for the first quarter of 2001 from $12.1 million, or 9% of total revenues, for the first quarter of 2000. Revenue from related parties included revenue of $5.1 million and $7 million for the first quarter of 2001 and 2000, respectively, related to services such as advertising arrangements, support services including customer service, local area content development, development of set-top devices and pre-commercial deployment consulting provided to our cable partners with significant investments in our common stock. Revenue from related parties also included revenue of $5.5 million and $5.1 million for the first quarter of 2001 and 2000, respectively, related to consulting and other services rendered to our international and other joint ventures, including arrangements on a cost-plus basis.

   Revenue related to our strategic investments

   In conjunction with many of our investments, we have strategic arrangements to provide services to our investees consisting of the delivery of advertising impressions, e-commerce sponsorships and revenue share arrangements on our web sites. Revenue under these arrangements is recognized based on the fair value of the services provided if sufficient objective evidence of fair value exists for the investment. This revenue decreased by 11% to $10.9 million, or 8% of total revenues, for the first quarter of 2001, from $12.3 million, or 9% of total revenues, for the first quarter of 2000. Investments under these arrangements are recorded at their fair values on the date of the investment. The fair values of such investments in privately held companies are generally determined based on the price per share paid by a third party in the same round of financing in which we participate.

   Barter revenue

   Revenue from barter transactions involving the exchange of advertising on the Excite Network and MatchLogic for advertising in Internet, print and television media decreased by 43% to $3 million, or 2% of total revenues, for the first quarter of 2001 from $5.3 million, or 4% of total revenues, for the first quarter of 2000. Revenue from these exchanges is recorded at the lower of the fair value of the advertising delivered or the advertising received. In accordance with Emerging Issues Task Force (EITF) Issue No. 99-17, "Accounting for Advertising Barter Transactions", effective January 20, 2000, the fair value of advertising delivered is based on similar advertising transactions for which we received cash during the six months prior to the advertising barter transactions. Advertising barter transactions generally result in the recognition of equivalent amounts of revenue and expense.

   Revenue recognized from other barter transactions, involving primarily the exchange of MatchLogic data-marketing services for software and property and equipment for internal use, decreased by 87% to $0.4 million, or less than 1% of total revenues, for the first quarter of 2001 from $3.1 million, or 2% of total revenues, for the first quarter of 2000. Revenue from these exchanges is generally recorded at the fair value of the services provided unless the fair value of the services or products received is more readily determinable.

Operating costs

   Our operating costs were as follows for the periods indicated (dollars in thousands):

                                                       Three Months Ended March
                                                                 31,
                                                       -------------------------
                                                         2001   Change    2000
                                                       -------- ------  --------
   Operating costs:
     Cost of services and products.................... $ 92,634   62%   $ 57,239
     Product development and engineering..............   29,405   40%     20,975
     Sales and marketing..............................   61,705    8%     56,926
     General and administrative.......................   17,402   62%     10,724
     Restructuring charge                                17,063  n/a         --
     Costs and amortization of distribution
      agreements......................................   24,653  (74%)    93,965
     Costs and amortization of goodwill, intangible
      assets, deferred compensation and other
      acquisition-related amounts.....................  102,116  (82%)   573,133
     Write-down of goodwill, other intangible assets
      and other assets................................  600,073  n/a         --
                                                       --------  ---    --------
       Total operating costs.......................... $945,051   16%   $812,962
                                                       ========  ===    ========

   Cost of services and products

   Cost of services and products is primarily related to our broadband network for delivering the @Home and @Work services and our Internet web sites, and includes costs related to telecommunications and connectivity, web hosting, technical and customer support, operational personnel, equipment depreciation, and royalties, license arrangements and revenue sharing arrangements for content and other services. Cost of services and products in Media/Advertising is typically lower than in Consumer Access and Commercial Services because delivering broadband services is more capital intensive and requires higher amounts of connectivity charges, network maintenance and technical support. The level of cost of services and products for Consumer Access and Commercial Services is dependent on the number of @Home subscribers and @Work customers as well as expenditures required in providing a stable and reliable broadband network. The level of cost of services and products for Media/Advertising is primarily dependent on the number of arrangements involving royalties, licensing and revenue share arrangements for content since costs related to servers and hosting and other costs such as customer support are largely fixed. Cost of services and products for International are primarily dependent on factors similar to those of our Media/Advertising segment.

   Cost of services and products increased by 62% to $92.6 million, or 65% of total revenues, for the first quarter of 2001 from $57.2 million, or 41% of total revenues, for the first quarter of 2000. The increase was primarily driven by the Consumer Access and Commercial Services segments as a result of network maintenance, depreciation of network equipment, connectivity costs and customer service operations related to the increase in our @Home and @Work customers and our efforts to stabilize, scale and improve the reliability of our broadband network.

   We expect cost of services and products to increase in the future primarily due to costs associated with supporting our growing @Home and @Work customer base, and as we continue to make investments in an effort to stabilize, scale and improve the reliability of our broadband network.

   Gross Margin. We define gross margin as total revenues minus cost of services and products, excluding cost and amortization of distribution agreements, which is a presentation not in conformity with generally accepted accounting principles. Gross margin decreased by 38% to $50.2 million, or 35% of total revenues, for the first quarter of 2001, from $80.8 million, or 59% of total revenues, for the first quarter of 2000. The decrease in gross margin and gross margin as a percentage of total revenues was due to increasing cost of services and products in Consumer Access and Commercial Services during the first quarter of 2001 resulting primarily from our efforts to stabilize, scale and improve the reliability of our broadband network.

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

   Product development and engineering

   Product development and engineering costs consist primarily of salaries and related costs for hardware and software development and engineering personnel, consulting fees, equipment depreciation, supplies, and allocated overhead costs such as computer systems and facilities. Product development and engineering costs are incurred primarily in Commercial Services and Consumer Access related to broadband network initiatives and in Media/Advertising related to the introduction of new services and functionality on our narrowband and broadband web sites. Product development and engineering costs related to internally developed software for internal use and for our web sites, such as labor and contractor costs for programming, are capitalized when it is probable that the project will be completed and the related assets will be used as intended.

   Product development and engineering costs increased by 40% to $29.4 million, or 21% of total revenues, for the first quarter of 2001, from $21 million, or 15% of total revenues, for the first quarter of 2000. Approximately two thirds of the increase was due to higher costs in Commercial Services and Consumer Access related to activities associated with enhancing the stability, scalability and reliability of our broadband network as well as for advanced broadband services, such as premium subscription-based services, billing and back-office systems, and auto-provisioning and self-installation initiatives. The other third of the increase was due to higher costs related to iMALL e-commerce business applications, which we were in the process of exiting in the first quarter of 2001.

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

   Sales and marketing costs increased by 8% to $61.7 million, or 43% of total revenues, for the first quarter of 2001 from $56.9 million, or 41% of total revenues, for the first quarter of 2000. This increase was primarily due to increased strategic alliances related to our broadband services and MatchLogic's data acquisition costs, offset by a decrease in promotions costs associated with our narrowband service and our free ISP product, which we discontinued during the first quarter of 2001.

   We expect sales and marketing costs to decline moderately on an absolute dollar basis during the remainder of 2001 primarily due to lower levels of spending to promote the Excite Network and cost savings realized from our workforce reductions.

   General and administrative

   General and administrative costs consist primarily of administrative, legal and executive personnel costs, fees for professional services and the related costs of facilities and computer systems to support our operations. General and administrative costs increased by 62% to $17.4 million, or 12% of total revenues, for the first quarter of 2001 from $10.7 million, or 8% of total revenues, for the first quarter of 2000. The increase was due primarily to growth in the number of administrative personnel, expansion of facilities and computer systems, and an increase in professional services to support the growth of our operations and infrastructure between the first quarter of 2001 and 2000.

   We anticipate that general and administrative costs may increase at a slower rate in the future as we adjust our administrative functions to support our current business strategies.

   Restructuring charge

   On January 23, 2001, we announced a workforce reduction of approximately 250 employees and a related operational restructuring which was approved by our board of directors on January 19, 2001. The majority of reductions and restructuring affected the Excite Network narrowband operations in the Media/Advertising business segment and the iMALL operations in the Commercial Services business segment. We also announced plans to exit the business operations of iMALL and Enliven, formerly Narrative Communications, either through an outright or partial sale or by winding down operations. We sold our Enliven business unit during the three months ended March 31, 2001 in exchange for a 20% ownership interest in a newly-formed entity that plans to continue the former Enliven operations. We were not successful in selling the iMALL operations and effective March 1, 2001, we commenced the winding down of iMALL activities. In addition, we decided to discontinue our DSL offering to @Work customers at the end of the first quarter of 2001 due to the dissolution of Northpoint, a wholesale provider of DSL connectivity. The substantial majority of employees affected by the workforce reduction terminated pursuant to the restructuring plan during the first quarter of 2001. We plan to complete remaining terminations and other exit activities during the second quarter of 2001.

   We incurred a restructuring charge of $17.1 million for the three months ended March 31, 2001 related to exiting the above activities, including $12.6 million related to exiting certain Excite Network narrowband operations, $3.8 million related to iMALL and the remainder related to Enliven and @Work DSL. The restructuring charge included $5.5 million of severance-related amounts, $5.6 million of losses on noncancellable leases net of expected sublease income related to facilities exited as a result of consolidating personnel, $4.7 million related to equipment and other assets that have been made redundant or will no longer be used as a result of the activities exited, and $1.3 million of termination costs incurred for contracts related to exited activities. Cash payments charged against the liability related to these restructuring charges for the three months ended March 31, 2001 were $6 million. The remaining $11.1 million as of March 31, 2001 consisted of non-cash amounts and amounts requiring future cash payment, including a $4.5 million write-down for equipment and other assets to be disposed of, $5.3 million related to exited facilities, $0.5 million for terminated contracts, and $0.8 million for severance-related amounts.

   We expect to incur a restructuring charge of more than $5 million during the second quarter of 2001 relating to the workforce reduction that we announced on April 30, 2001.

   Cost and amortization of distribution agreements

   There was no cost associated with distribution agreements for the first quarter of 2001, as compared to a cost of $70.7 million for the first quarter of 2000. The cost in 2000 consisted of charges to operations based on the fair value of warrants that were earned by our cable partners. These warrants, which were fully earned prior to the first quarter of 2001, were issued subsequent to entering into distribution agreements with cable partners as performance incentives to increase the number of subscribers to the @Home service. Therefore, such warrants are immediately charged to operations when earned instead of being capitalized and amortized over a period of exclusivity.

   Amortization of distribution agreements increased by 6% to $24.7 million for the first quarter of 2001 from $23.2 million for the first quarter of 2000. These amounts result from the capitalization of the fair value of warrants earned by cable partners and their amortization over the terms of the respective exclusive distribution agreements in connection with which the warrants were issued. The increase in amortization in the first quarter of 2001 over 2000 is the result of the cumulative capitalization of the fair values of warrants earned.

   The combined cost and amortization of distribution agreements decreased by 74% to $24.7 million for the first quarter of 2001 from $94 million for the first quarter of 2000, due primarily to the cost of distribution agreements in 2000 as discussed above.

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

   Costs and amortization of goodwill, intangible assets, deferred compensation and other acquisition-related amounts

   Acquisition-related costs were as follows for the periods indicated (in thousands):

                                                     Three Months Ended March
                                                               31,
                                                     -------------------------
                                                       2001   Change    2000
                                                     -------- ------  --------
   Amortization of goodwill and other acquired
    intangible assets............................... $ 96,698  (83%)  $567,348
   Amortization of acquisition-related deferred
    compensation....................................    5,258    7%      4,904
   Other acquisition-related costs..................      160  (82%)       881
                                                     --------  ---    --------
     Total acquisition-related costs and expenses... $102,116  (82%)  $573,133
                                                     ========  ===    ========

   Amortization of goodwill and other acquired intangible assets. Amortization of goodwill and other acquired intangible assets decreased by 83% from $96.7 million for the first quarter of 2001 from $567.3 million for the first quarter of 2000. Accumulated amortization of these intangible assets was

$254.9 million and $1,670.9 million as of March 31, 2001 and 2000, respectively. The reduction in amortization and accumulated amortization in the first quarter of 2001 as compared to the first quarter of 2000 resulted from the impairment write-downs of these intangible assets amounting to $4,609.1 million during the year ended December 31, 2000 and an additional $600.1 million during the first quarter of 2001. Future amortization related to goodwill and other acquired intangible assets will be based on new carrying values as adjusted by the impairment write-downs.

   Amortization of acquisition-related deferred compensation. Amortization of deferred compensation related to acquisitions increased by 7% to $5.3 million for the first quarter of 2001 from $4.9 million for the first quarter of 2000. The increase was due to the full impact in the first quarter of 2001 of additional deferred compensation recorded related to Bluemountain.com and DataInsight during 2000.

   Other acquisition-related costs. Costs directly associated with our acquisitions that were not capitalized as part of the purchase consideration decreased by 82% from $0.2 million for the first quarter of 2001 from $0.9 million for the first quarter of 2000. These costs were incurred primarily as a result of ongoing personnel, systems and technology integration efforts related primarily to our acquisitions of Excite, iMALL, Bluemountain.com, Kendara and Worldprints.

   Impairment write-down of goodwill, other intangible assets and other assets

   During the first quarter of 2001, we identified additional indicators of possible impairment of our long-lived assets, principally goodwill and other acquired intangible assets, on a basis similar to the impairment indicators identified as of December 31, 2000. These impairment indicators included continued deterioration in the business climate of, and reduced levels of venture capital funding activity for, Internet advertising and other Internet-related companies, continued significant declines in the market values of our competitors in the Internet advertising industry, and changes made and announced in April 2001 in our operating and cash flow forecasts for the remainder of 2001.

   We performed asset impairment tests with the assistance of independent valuation experts at the business unit level, the lowest level for which we have identifiable cash flows. The tests were performed by comparing the expected undiscounted cash flows for a five-year period, plus a terminal value for future cash flows, to each business unit's carrying amount of the goodwill and other intangible assets resulting from purchase business combinations in which the acquired operations have continued to be managed as separate business units. We determined that the carrying amounts of property and equipment and other tangible assets without alternate use other than as currently used by the business units tested for impairment were not significant. Based on the results of these tests, we determined that the carrying values of business-unit goodwill and other intangible assets related to Excite, Kendara, DataInsight, Rucker, iMALL, Bluemountain.com, Webshots and Worldprints were impaired.

   We measured the impairment loss related to business units with impaired long-lived assets based on the amount by which the carrying amounts of the goodwill and other intangible assets within each business unit exceeded their respective fair values. Measurement of fair value was based on an analysis by us, with assistance from independent valuation experts, of the best information available in the circumstances using reasonable and supportable assumptions and projections, and included the discounted cash flow and market comparison valuation methodologies. The discounted cash flow analysis considered the likelihood of possible outcomes and was based on our best estimate of projected future cash flows, including terminal value cash flows expected to result from the disposition of the asset at the end of its useful life, discounted at our weighted average cost of capital. Weighted average cost of capital was based on historical risk premiums required by investors for companies of our size, industry and capital structure and included risk factors specific to us. The market comparison method represented our estimate of the prices that a buyer would be willing to pay currently for similar assets, based on comparable products and services, customer base, risks, earnings capabilities and other factors.

   We recorded an impairment write-down totaling $600.1 million during the first quarter of 2001. The impairment write-down within each business unit was allocated first to goodwill, and if goodwill was reduced to zero, to identifiable intangible assets in proportion to carrying values. This resulted in the allocation of the impairment write-down to each acquisition as follows:
$531.1 million related to Excite goodwill; $20 million related to iMALL acquired intangible assets; $9.6 million and $5.9 million related to Bluemountain.com goodwill and other intangible assets, respectively; $5.5 million and $5.1 million related to Webshots goodwill and other intangible assets, respectively; $6.8 million related to Worldprints goodwill; $6.6 million related to DataInsight goodwill; $6.4 million related to Kendara goodwill; and $3.1 million related to Rucker goodwill. With the exception of iMALL, which was part of Commercial Services, each entity affected by these impairment write-downs was part of our Media/Advertising segment. For each impaired acquired intangible asset, we recorded a new basis for financial reporting purposes as of March 31, 2001 based on the carrying amount as adjusted for impairment write-downs.

Interest and other income (expense), net

   Our net interest and other income consisted of the following for the periods indicated (dollars in thousands):

                                                    Three Months Ended March
                                                              31,
                                                    --------------------------
                                                      2001    Change    2000
                                                    --------  ------  --------
   Interest and other income....................... $  9,894   (30%)  $ 14,224
   Interest and other expense......................  (13,190)   20%    (11,031)
                                                    --------   ---    --------
     Interest and other income (expense), net.      $ (3,296)  n/a    $  3,193
                                                    ========   ===    ========

   Net interest and other income (expense) decreased by $6.5 million to net interest and other expense of $3.3 million for the first quarter of 2001 from net interest and other income of $3.2 million for the first quarter of 2000. In prior periods, interest income from short-term investments and realized gains from sales of strategic investments have exceeded our interest expense from convertible debt and capital leases. However, due to the increase in capital lease balances and the decrease in short-term investments and strategic investments, interest and other expense exceeded interest and other income during the first quarter of 2001. We expect interest and other expense to increasingly exceed interest and other income in the future.

Write-down of other investments

   We recorded impairment write-downs of other investments of $13.4 million for the first quarter of 2001, including write-downs related to publicly held investments of $6.9 million recorded against unrealized losses included in accumulated other comprehensive income and write-downs related to privately held investments of $6.5 million recorded directly against other investments. The impairment write-downs related to publicly held investments resulted from our conclusion that declines in the fair market values of certain investments below their carrying values were not temporary (generally, the fair market values were below the carrying values for a continuous period of six months or more). The impairment write-downs related to privately held investments resulted from our conclusion that the carrying values of certain investments were not recoverable, based on indicators such as limited liquidity and poor prospects for additional financing.

Equity share of losses of affiliated companies

   Affiliated companies, which we consider to be related parties, include our joint ventures that distribute the @Home and Excite service internationally and Work.com, an Internet portal aimed at small and medium-sized businesses. Our Work.com joint venture discontinued operations on March 31, 2001 as a result of the current decline in online advertising spending. We invested $15 million in this joint venture in April 2000 and we have fully reduced this investment by our equity share of the joint venture's losses through March 31, 2001. Our ownership interests in these joint ventures generally range from 15% to 50%, with the exception of Excite

Japan and Excite UK. Although our ownership interests in the Excite Japan and Excite UK joint ventures exceed 50%, because our majority voting rights are restricted in certain respects by approval, veto, or participatory rights granted to the minority shareholders, these joint ventures have not been consolidated in our financial statements. Our equity share of losses of affiliated companies increased by 184% to $13.7 million for the first quarter of 2001 from $4.8 million for the first quarter of 2000. The increase was primarily due to our equity share of losses in Work.com as discussed above. We expect to continue to record losses related to our equity share in affiliated companies, excluding Work.com, in the future.

Income taxes

   Due to operating losses incurred since inception, we did not record a provision for income taxes for the first quarter of 2001 or 2000. A valuation allowance has been recorded for the net deferred tax assets as of March 31, 2001 and 2000, since we lack an earnings history. Accordingly, we have not recorded any income tax benefit for net losses incurred for any period from inception through March 31, 2001.

Net loss

   Our net loss increased by 23% to $832.6 million for the first quarter of 2001 from $676.5 million for the first quarter of 2000. The increase in our net loss was primarily due to the write down of goodwill, other intangible assets and other assets of $600.1 million, a decrease of $31.2 million in our Media/Advertising revenues, and an increase in operating costs of $35.4 million related primarily to our Consumer Access and Commercial Services segments as a result of our efforts to stabilize, scale and improve the reliability of our broadband network, offset by a decrease of $540.3 million in the costs and amortization of goodwill, other intangible assets and other assets. We will continue to generate net losses in the foreseeable future primarily due to the significant non-cash charges associated with the costs and amortization related to acquisitions and distribution agreements. The amount of future net loss or income before such costs and amortization will depend on the level of our future revenues and the operating costs required to generate those revenues.

Liquidity and Capital Resources

   Our cash position has deteriorated more rapidly than we previously anticipated since the end of the first quarter of 2001 due in large part to accelerating weakness in the demand for online advertising and marketing services. On April 17, 2001, we announced that we are taking several immediate measures to conserve cash and raise additional funds. These measures include expense reductions; a non-binding Letter of Agreement with AT&T providing for an outsourcing arrangement and replacement of our backbone fiber agreement with AT&T in connection with a leasing arrangement under which AT&T would provide us with $75 million to $85 million in cash; debt and/or equity financing from third parties, or financing through other mechanisms; and the potential sale or restructuring of media operations not directly supporting our broadband strategy. If we do not achieve our targeted expense reductions and raise at least $75 million to $80 million in cash by June 30, 2001, there would be a material adverse impact on our operations and liquidity in the short term. With respect to the remainder of 2001, if the above measures are insufficient to fund our operations until our operations generate positive cash flows, we will be required to seek additional financing. There can be no assurance that we will be successful in achieving our targeted expense reductions or achieving positive cash flows, completing the definitive agreements contemplated by the Letter of Agreement with AT&T, or otherwise raising sufficient additional funds to finance our operations on a timely basis. The trading price of our Series A common stock and the downturn in the U.S. stock and debt markets generally make it more difficult for us to obtain financing through the issuance of equity or debt securities. Financing may not be available on terms acceptable to us or at all. Please also see "Risk Factors--Risks Related to Our Business Generally."

   Since our inception, we have financed our operations primarily through private and public sales of equity securities and convertible debt securities and capital lease and other financing arrangements. As of March 31, 2001, our principal source of liquidity was approximately $104.5 million of cash, cash equivalents and short-term investments, compared with $502.3 million as of March 31, 2000. Our short-term investments consist predominantly of debt instruments that mature in less than one year, are highly liquid and have a high-quality investment rating. We intend to make our short-term investments available, if and when needed, for operating purposes.

   The following represents the summary of our cash flows as of the end of and for the first quarter of each year indicated (dollars in thousands):

                                                     2001    Change    2000
                                                   --------  ------  --------
Cash and cash equivalents (including restricted
 cash) at the end of the period................... $ 90,064   (55)%  $201,513
Cash provided by (used in) operating activities...  (21,739)  n/a       6,904
Cash provided by (used in) investing activities...   28,776   n/a     (64,933)
Cash provided by (used in) financing activities...  (15,620)  n/a      34,994

Operating Activities

   Cash used in operating activities for the first quarter of 2001 was $21.7 million compared to cash provided by operating activities of $6.9 million for the first quarter of 2000. The net increase in cash used in operating activities of $28.6 million was primarily due to the increase in net loss excluding non-cash charges of $57.5 million for the first quarter of 2001 as compared to 2000, offset by an increase in cash provided from accounts receivable and other operating assets and liabilities of $28.9 million. The increase in net loss excluding non-cash charges for the first quarter of 2001 as compared to 2000 was primarily due to operating costs increasing at a faster rate than revenues.

   Cox and Comcast could claim in the future that they are entitled to delay payments equal to 20% to 60% of the amounts each company owes to us under our distribution agreements until we enter into service level agreements with these companies which require our network to achieve specified performance targets. This could result in a decrease in our future cash inflows. Please refer to the Transition Service Level Plan that was filed on April 3, 2000 with our current report on Form 8-K.

Investing Activities

   Cash provided by investing activities for the first quarter of 2001 was $28.8 million compared to cash used in investing activity of $64.9 million for the first quarter of 2000. The increase in cash provided by investing activities for the first quarter of 2001 as compared to 2000 was due primarily to the net sales and maturities of short-term investments of $87.6 million for the first quarter of 2001 as compared to the insignificant activity related to short-term investments for the first quarter of 2000. We anticipate that we will use cash in our investing activities in the future due primarily to capital expenditures for facilities and equipment to support expansion of our business and network operations.

Financing Activities

   Cash used in financing activities for the first quarter of 2001 was $15.6 million compared to the cash provided by financing activities of $35 million for the first quarter of 2000. The increase in cash used in financing activities for the first quarter of 2001 as compared to 2000 was due primarily to the proceeds from the issuance of common stock upon exercise of stock options of $5.1 million for the first quarter of 2001 as compared to $47 million for the first quarter of 2000. In addition, payments on capital lease obligations were $20.7 million for the first quarter of 2001 as compared to $12 million for the first quarter of 2000. We anticipate that payments on capital lease obligations will increase in the future as we finance the purchase of network equipment to support expansion of our business.

Commitments

   As of March 31, 2001, we had commitments under our capital leases and other equipment financings to repay $155.5 million plus interest over the next 36 months with $79 million of this amount due within 12 months.

   Under our $500 million of convertible subordinated notes issued in December 1999, we are required to make annual interest payments of $23.8 million. These notes mature in December 2006. Annual interest payments on our $437 million convertible subordinated debentures that mature in December 2018 are $2.3 million.

   Under our joint venture agreements, we may be required to make periodic cash contributions to fund joint venture operations to avoid dilution, and we have a remaining commitment to contribute up to $3.8 million under our At Home Japan joint venture agreement.

   Our corporate headquarters, including recently constructed facilities, consist of approximately 670,000 square feet in Redwood City, California, which we occupy under 12 to 15 year leases. In addition, we have entered into leases for additional nearby facilities comprised of approximately 250,000 square feet. Total annual rental payments for facilities with remaining lease term over one year were approximately $30 million as of March 31, 2001. In addition, we had commitments for leasehold improvements related to additional facilities under construction of $13.4 million as of March 31, 2001.

Impact of Adoption of New Accounting Standards

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

Risk Factors

   The risks described below are not the only ones facing our company. We have also described additional risks facing our company in our annual report on Form 10-K for the year ended December 31, 2000. Additional risks not presently known to us, or that we currently deem immaterial, may also impair our business operations. Our business, financial condition or results of operations could be seriously harmed by any of these risks. The trading price of our Series A common stock could decline due to any of these risks, and you may lose all or part of your investment.

Risks Related to Our Business Generally

We will need financing to support our operations in the future, and financing may not be available to us on favorable terms or at all.

   Our cash position has deteriorated more rapidly than we previously anticipated since the end of the first quarter of 2001 due in large part to accelerating weakness in the demand for online advertising and marketing services. If we do not achieve our targeted expense reductions and raise at least $75 million to $80 million in cash by June 30, 2001, there would be a material adverse impact on our operations and liquidity. We may also need to seek additional financing to support our operations in the future, depending in part on whether and when we are able to generate positive cash flow from our operations. Financing transactions may include the issuance of equity or debt securities, obtaining additional credit facilities, or other financing mechanisms. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. We may also need additional cash in the future to support our investment in the enhancement and expansion of our network. Depending on market conditions, we may consider alternative financing even if our financial resources are adequate to meet presently anticipated business requirements.

   The trading price of our Series A common stock and the downturn in the U.S. stock and debt markets generally make it more difficult for us to obtain financing through the issuance of equity or debt securities. Other than our non-binding letter of agreement with AT&T, which is subject to completion of definitive documents and other conditions, we currently do not have any commitments for additional financing and we cannot be certain that additional financing will be available when and to the extent required, or that, if available, it will be on acceptable terms. If we cannot raise necessary additional funds on acceptable terms, there would be a material adverse impact on our operations and liquidity. We also may not be able to fund expansion, take advantage of future opportunities, meet our existing debt obligations or respond to competitive pressures or unanticipated requirements. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our Series A common stock.

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

  . general economic conditions;

  . the introduction of new products or services by us or our competitors, and the integration of new services, features and functionality with existing services, such as self-installation kits for the @Home service;

  . the amount and timing of capital expenditures and other costs relating to the expansion of our operations;

  . demand for Internet advertising, including pricing changes for Internet-based advertising, changes in the mix of types of advertising we sell and the addition or loss of advertisers; and

  . the timely payment of amounts owed to us under advertising agreements.

   In addition, in recent quarters, we have recorded significant write-downs of goodwill and other intangible asset balances related to our acquisitions, and we may have to record additional write-downs in the future if we determine that these assets have suffered additional impairment. We also will have to record restructuring charges for our workforce reductions.

   Our Internet advertising revenue has decreased significantly during the past few calendar quarters. The downturn in the U.S. economy and the decline in the demand for Internet advertising create uncertainty as to whether we will meet our projected advertising revenues for the remainder of 2001. In addition, our advertising revenue is subject to seasonal fluctuations. Historically, advertisers spend less in the first and third calendar quarters, and user traffic for our narrowband services has historically been lower during the summer and during year-end vacation and holiday periods.

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

   Decisions by consumers and our business customers to subscribe to our broadband services are to some extent discretionary. The slowdown in the U.S. economy may cause consumers and business customers to defer decisions to open new subscriptions, or could lead our cable partners to reduce their investments in upgrading their cable infrastructure to support our broadband services and in marketing to attract new subscribers. In addition, we expect our advertising revenues to decrease due to weakening demand for Internet advertising. As a result, there is increased uncertainty with respect to our targeted revenues for the remainder of 2001, and any resulting decrease in demand or supply of our broadband and advertising services could have a material adverse effect on our revenues and operating results.

In light of our financial condition, our business partners may terminate their relationships with us or seek to make the terms of their relationship with us less favorable, which could impact our ability to conduct our business.

   We have agreements and relationships with many third parties, including equipment suppliers, network engineering, management and maintenance consultants, providers of telecommunications circuits and other service providers that are integral to conducting our day-to-day operations, particularly with respect to maintaining the performance of our network and offering the @Home service. These service providers may perceive that there is increased risk in doing business with us due to our current financial position. Providers of network equipment may cease to finance our purchases of equipment or may require cash-only payments for equipment in the future, which could negatively impact our cash flows. Also, if we are unable to make payments on a timely basis, our service providers may terminate their arrangements or relationships with us, and this would make it more difficult for us to conduct our business.

We have incurred and expect to continue to incur substantial losses.

   We have incurred net losses in every fiscal period since our formation in 1995. As of March 31, 2001, we had an accumulated deficit of $10 billion, a substantial portion of which is related to amortization and write-down of goodwill and other acquired intangible assets since our inception. In addition, we currently intend to incur significant capital expenditures and operating expenses in order to enhance the performance of our network, expand our network and market and provide our broadband services to potential subscribers. As a result of our past acquisitions of Excite, iMALL, Bluemountain.com and other companies, we will incur substantial non-cash charges in future periods, including charges relating to the amortization of goodwill and other intangible assets. In recent quarters, we have recorded significant write-downs of these intangible assets, and we may have to record additional write-downs in the future if we determine that these assets have suffered additional impairment. Therefore, we anticipate that we will continue to incur significant net losses for the foreseeable future.

Our substantial debt leverage and debt service obligations may adversely affect our cash flow and ability to obtain additional financing.

   We have substantial amounts of outstanding indebtedness, primarily from our convertible subordinated debentures due 2018 and our 4 % convertible subordinated notes due 2006. We may be unable to generate cash sufficient to pay the principal of, interest on and other amounts in respect of our indebtedness when due. As of March 31, 2001, the total principal amount subject to repayment for outstanding debt was $942 million. Our substantial leverage could have significant negative consequences, including:

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

   We grant stock options as a method of attracting and retaining employees, to motivate performance and to align the interests of management with those of our stockholders. Due to the decline in the trading price of our common stock during 2000 and early 2001, a substantial portion of the stock options held by our employees have an exercise price that is higher than the current trading price of our common stock. We may elect to reprice or otherwise adjust the terms of these stock options, grant additional stock options at the current lower market price, pay higher cash compensation, or some combination of these alternatives to retain and attract qualified employees, but we cannot be sure that any of these actions would be successful. If we issue additional stock options, this would dilute existing stockholders. Also, in January 2001 and April 2001 we announced reductions in workforce and in April 2001 we also announced that we intend to sell or restructure media operations not directly supporting our broadband strategy. This may create concern about job security among existing employees that could lead to increased turnover. As a result of these factors, we may have difficulties in retaining current employees and attracting new employees.

   We believe that our success will depend on the continued services of our executive management team. In addition, other key employees possess marketing, technical and other expertise which is important to the operations of our business. All of our executive officers and other employees serve "at-will" and may elect to pursue other opportunities at any time. If any of these employees leave, we may not be able to replace them with employees possessing comparable skills.

Our management team must successfully integrate new members and must manage our workforce reductions in order for our business to be successful.

   We face challenges in managing our operations due to the addition of new members to our management team and due to our recent reductions in workforce. In particular, in April 2001, Patti Hart replaced George Bell as our new Chairman and Chief Executive Officer. New members of our management team may bring management styles, philosophies and policies that could take time to implement. In addition, as a result of our recent reductions in workforce we will need to operate with fewer employees and existing employees will have to perform new tasks previously performed by former employees.

We are controlled by AT&T, and our interests may not always align with AT&T's interests.

   AT&T controls approximately 74% of our voting power, and upon the completion of the put exercises by Comcast and Cox, may control up to 79% of our voting power. AT&T is currently in discussions to renegotiate the terms of the put options which may result in different numbers of shares being exchanged. Currently, six of our nine directors are directors, officers or employees of AT&T or its affiliates. AT&T currently owns all 86.6 million outstanding shares of our Series B common stock, each of which carries ten votes per share. This Series B common stock ownership gives AT&T the right to elect a majority of our board of directors. Therefore, we are subject to both board and stockholder voting control by AT&T. It is possible that AT&T's objectives will diverge from ours. In October 2000, AT&T announced that it will restructure its operations into four separate companies or business groups and AT&T's interest in Excite@Home will be held by one of these companies or business groups. We cannot predict what impact, if any, this restructuring may have on our company.

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

   In recent periods, the performance of our broadband network has deteriorated in some markets. For example, we recently suffered performance problems with our e-mail services. In addition, although we have implemented policies to restrict our subscribers from inappropriate use of the @Home service, such as uploading excessive amounts of data, some of our subscribers have not adhered to these policies, and this has contributed to performance problems with our network. If we experience frequent or persistent degradation in system performance, our reputation and brand could be permanently harmed, and we may lose subscribers. Consumer litigation against us and/or our cable partners may arise as a result of network performance problems, and our cable partners may seek indemnification from us for damages in the event of such consumer claims.

   Because we rely on our cable partners to offer the @Home service to customers, if our network does not perform to the levels that our cable partners demand, our relationships with our cable partners will suffer. Some of our cable partners have asserted that our network is not performing up to their expectations, and Cox has delayed payments due to us under our distribution agreement on this basis. We are currently negotiating service level agreements with Cox and Comcast, under which we may be obligated to pay damages if our network does not meet specified performance targets. Cox and Comcast could claim in the future that they are entitled to delay payments equal to 20% to 60% of the amounts each company owes to us under our distribution agreements until we enter into these service level agreements. This could result in a decrease in our cash inflows. If the @Home service does not meet the reliability levels that our cable partners seek, they may choose not to offer the service or may attempt to terminate their relationships with us.

If our cable partners decide to offer our broadband services at discount prices or to discontinue their broadband offerings, or if they decide to offer their own broadband services in the future, our operating results will be harmed.

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

   In addition, our cable partners may determine in the future that they can provide broadband services themselves, rather than offering our services. If they reduce their reliance on our broadband access services, we may receive a smaller percentage of broadband access subscription fees collected by them. For example, Cablevision has deployed our service to only a small number of subscribers and continues to offer its own online service called Optimum Online to the majority of subscribers in cable systems deployed to date. On April 23, 2001, we announced that we are formally seeking the termination of our relationship with Cablevision. In addition, our March 28, 2000 letter agreement provides for an implementation plan that would, at the election of Comcast or Cox, require us to transfer specified subsystems and network elements to Comcast or Cox to enable them to offer aspects of the @Home service themselves, in which event we would negotiate a new revenue split to reflect any expenses that are no longer incurred by us due to the transfer. The agreement also provides for an exit plan that would, in the event that either Comcast or Cox decides to terminate its relationship with us, require us to transfer to Comcast or Cox specified assets used by us in delivering our broadband services to them. The agreement also provides that Comcast and Cox can terminate their exclusivity obligations with us after June 4, 2001 by giving proper notice. If Comcast or Cox, or other cable partners, attempt to offer broadband services similar to our own, we may lose customers served by these companies, which could materially harm our business and operating results.

We could face significant competition in the event that other companies offer broadband Internet access services over our cable partners' cable systems upon the termination or expiration of our exclusivity arrangements, or if our cable partners are mandated to do so through "open access" regulation.

   Most of our cable partners are currently subject to exclusivity obligations that prohibit them from obtaining high-speed, greater than 128 kilobits per second, residential consumer Internet services from any source other than Excite@Home. The current exclusivity obligations of AT&T, Comcast, Cox and Cablevision expire on June 4, 2002, and may be terminated sooner under some circumstances, most notably after June 4, 2001 by Comcast or Cox by providing us with proper notice. Even if our relationships with these cable partners continue, these cable partners may allow alternative providers to offer broadband Internet access services over their cable infrastructure. In addition, the Federal Communications Commission, or state or local governments, could impose regulations which require our cable partners to grant competitors access to their cable systems. As a result, we could lose potential new or existing subscribers, distribution relationships and ultimately revenue to competitors in a voluntary or regulation-mandated open access environment.

   The markets for consumer and business broadband services are already extremely competitive, and we expect that competition will intensify in the future. Our most direct competitors for broadband services include providers of cable-based Internet services such as AOL Time Warner, telecommunications providers of services such as DSL, fixed wireless Internet access providers such as Sprint Broadband, satellite Internet access providers such as Hughes Network System, cable and fiber-optic system over-builders such as RCN Corp. and Internet and online service providers. For a more detailed description of these groups of competitors, see our annual report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001 under the section entitled "Business--Competition." These competitors currently provide alternative services, in many cases over different communications media, but could compete with us directly in the business of broadband Internet access services over the cable infrastructure in an open access environment.

   Some of these competitors and potential competitors have substantially greater financial, technical and marketing resources, larger subscriber bases, longer operating histories and/or more established relationships with advertisers and content and application providers than we do. In particular, because our cable partners provide the @Home service to consumers, our competitors may have greater brand name recognition. These competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and devote more resources to developing Internet services or online content than we can. We may not be able to compete successfully against current or future competitors. Competitive pressures could significantly impact the growth of our broadband subscriber base and our ability to renew and enter into new distribution agreements and as a result may harm our business.

The equity incentives that we have granted to our cable partners might not have the effect that we anticipated.

   Many of the warrants that we have granted to our cable partners have exercise prices that are greater than the current trading price of our common stock. As a result, these warrants may not sufficiently motivate these cable partners to maintain or extend their relationships with us. In particular, the warrants that we granted to Comcast and Cox under our March 28, 2000 letter agreement have exercise prices that are substantially above the current trading price of our common stock. In addition, under the letter agreement, AT&T granted Comcast and Cox "put" rights to sell their shares to AT&T, and Comcast and Cox recently announced that they intent to exercise these rights. As a result, Comcast and Cox may be less likely to continue or extend their relationships with us.

We depend on our cable partners to upgrade to the two-way cable infrastructure necessary to support the @Home service.

   The ability of a subscriber to receive the @Home service depends in large part on whether the cable company in its area has upgraded its cable network to support two-way high-speed data transmission. Only a portion of existing cable plants in the United States and in some international markets have been upgraded to two-way hybrid fiber-coax cable, and even less are capable of high-speed two-way data transmission. As of March 31, 2001, approximately 61% of our North American cable partners' cable infrastructure was capable of delivering the @Home service. The efforts by our cable partners to upgrade their cable networks places a significant strain on the financial, managerial, operating and other resources of our cable partners, most of which are already highly leveraged. Therefore, these infrastructure investments have been, and we expect will continue to be, subject to change, delay or cancellation. Furthermore, because of consolidation in the cable television industry, as well as the sale or transfer of cable assets among cable television operators, many cable companies have delayed upgrading particular systems that they plan to sell or transfer. If these upgrades are not completed in a timely manner, our broadband services may not be available on a widespread basis and we may not be able to increase our subscriber base at the rate we anticipate. Although our commercial success depends on the successful and timely completion of these infrastructure upgrades, most of our cable partners are under no obligation to upgrade systems or to introduce, market or promote our broadband services. As has happened in the past, even if a cable partner upgrades its cable infrastructure, the upgraded infrastructure may not function properly, and therefore may cause a delay in the availability of our broadband services for particular areas. The failure of our cable partners to complete these upgrades in a timely and satisfactory manner, or at all, would significantly harm our business.

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

If we are unable to make it easier and quicker to install the @Home service, this may constrain our subscriber growth, but increased purchases of cable modems by subscribers choosing to self-install the @Home service may negatively impact our revenue.

   Installation of the @Home service generally requires a customer service representative employed by a cable partner to install a cable modem at a customer's location and therefore can be time consuming. We believe that our ability to meet our subscriber goals depends on the degree to which self-installation initiatives and cable modems become more widely available in channels such as personal computer manufacturers and retail outlets. In addition, we must deploy systems that allow customers to self-provision the @Home service through online and other means to increase the attractiveness and usefulness of self-installed cable modems. If these developments do not occur, it would be difficult for us to attract large numbers of additional subscribers. In addition, subscriber growth could be constrained and our business could be significantly harmed if our cable partners slow the deployment of the @Home service because they are not able to obtain a sufficient quantity of cable modems.

   Cable modem manufacturers have experienced, and may continue to experience, production and delivery problems with cable modem components that may restrict the number of modems available. Cable modem manufacturers may also delay the production or delivery of cable modems for various economic or other reasons. Delays due to component shortages or other reasons could materially impact our subscriber growth.

   The amount of revenue that we receive for the @Home service depends on the price that our cable partners charge subscribers, and many of our cable partners charge a lower fee to subscribers that purchase their own cable modems rather than rent them from the cable partner. We expect that broader deployment and adoption of self-installation initiatives will result in a larger proportion of subscribers purchasing cable modems. This may result in lower average revenue per subscriber in future periods.

Our broadband business is unproven, and it may not achieve profitability.

   We have made significant up-front investments in our backbone network and supporting network facilities in order to offer the @Home service and our broadband content services. Whether or not our broadband business will achieve profitability is dependent on several factors, most notably our ability to maintain our relationships with our cable partners, the ability of our cable partners to achieve a large subscriber base and the price that these subscribers pay for the service. In addition, our costs are not entirely fixed, and we incur incremental costs with each additional subscribers in order to meet expected network performance and customer service levels. Our broadband operations have not generated sustained positive cash flows since our inception, and we cannot guarantee you that we will be able to achieve positive cash flows on a timely basis or at all.

We face litigation risks due to our relationships with our cable partners.

   We currently face litigation in multiple class action suits arising out of our relationships with our cable partners. If we do not prevail in these matters, we could be forced to pay damages, allow other service providers to use our network, or we may not be allowed to proceed under the terms of our March 28, 2000 letter agreement with our cable partners. For a summary of the most significant of these litigations, please refer to "Legal Proceedings" under Item 1 of Part II of this report and under Item 3 of our annual report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001. Other parties could file litigation based on similar or other legal theories in the future. Lawsuits filed against us could divert the attention of management and key personnel, could be expensive to defend and may result in adverse settlements and judgments.

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

   We derive a significant portion of our revenues from the sale of advertising on our web sites. We have recently experienced a rapid deterioration in the demand for our advertising services due to the slowdown in the U.S. economy, decreased corporate spending and difficulties in measuring the effectiveness of Internet advertising. We have attempted to increase our marketing of advertising services towards companies in traditional lines of business rather than Internet companies, but advertisers that have traditionally relied upon other media may be reluctant to advertise online, or may not be willing to pay the same rates as Internet companies. Furthermore, we have recently introduced a pricing structure for advertising on our broadband services at premium rates, but we cannot be certain whether advertisers will be willing to pay for these services. If we are unable to convince advertisers of the effectiveness of Internet advertising, particularly our premium services, or if the demand for Internet advertising remains sluggish due to a weak U.S. economy, our revenues and operating results could be materially harmed.

Our announcement that we intend to sell or restructure portions of our media operations may have a material adverse impact on our operating results and cash flows.

   On April 17, 2001, we announced that, as one of several measures to conserve cash and raise additional funds, we intend to sell or restructure portions of our media operations which do not directly support our broadband strategy. This announcement could impact our ability to operate our narrowband media business in several ways:

  . Customers may be reluctant to enter into new long-term advertising arrangements with us.

  . It may become more difficult for us to continue our relationships with, or to collect amounts due from, existing advertising customers.

  . Potential partners may be reluctant to enter into new strategic relationships with us.

  . We may experience higher employee turnover due to concerns about job security and uncertainty about the future of this business.

   Any of these factors could ultimately result in a material adverse impact to our operating results and cash flows. We cannot assure you that we will be able to sell these operations, in which case we may have to shut them down.

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

   Our media services compete with a number of companies both for users and advertisers and, therefore, for revenues. We compete with Internet portals, online service providers, media companies such as AOL Time Warner and providers of online information and other services. For a list of these competitors, please see "Business--Competition" in our annual report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001. Increased competition for users of Internet services and content may result in lower subscriber growth rates for our online and Internet services and lower advertising rates and decreased demand for advertising space on our web sites.

   Many of our competitors for Internet advertising have longer operating histories in the Internet market, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we have. These competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees, distribution partners, advertisers and content providers. Further, it is possible that our competitors could develop search and retrieval services or other online services that are equal or superior to ours or that achieve greater market acceptance than our offerings.

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

   Maintaining and strengthening our brands is critical to achieving widespread acceptance of our services by consumers and advertisers, particularly in light of the competitive nature of our markets. This need will intensify in the event that alternative providers begin offering broadband Internet access and/or content services over the cable systems of our cable partners in an open access environment. Promoting and positioning our brands will depend largely on the success of our marketing efforts and our ability to provide high quality services. We may find it necessary to increase our marketing budget or otherwise increase our financial commitment to creating and maintaining brand loyalty among users. If we fail to promote and maintain our brands or incur excessive expenses in an attempt to promote and maintain our brands, our business could be harmed.

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

Interest Rate Sensitivity

   As of March 31, 2001, we had two issuances of long-term convertible debt outstanding. The balance of our convertible debentures issued in December 1998, net of unamortized original issue discount, was $245.4 million as of March 31, 2001 and bears an effective interest rate of approximately 4%. Our convertible notes issued in December 1999 had an outstanding balance of $500 million as of March 31, 2001 and bear a fixed rate of interest of 4.75%. In some circumstances, we may be required to redeem these debt instruments for our Series A common stock or cash. Because the interest rates on these debt instruments are fixed, a hypothetical 10 percent increase or decrease in market interest rates would not have a material impact on us. Increases in market interest rates could, however, increase the interest expense associated with future borrowings by us, if any. We do not hedge against interest rate increases.

Equity Price Risk

   We own shares of privately held and publicly held companies that we classify as other investments in our consolidated balance sheets. We generally value our investments in privately held companies at cost. Because many of these companies are technology startups in an early stage of development and may never develop into commercially viable businesses, these investments are inherently risky and we may incur losses related to our investments in these companies. We value our investments in publicly held companies using the closing fair market value stated in the Wall Street Journal for the last day of each month. We write-down our investments in privately held and publicly held companies when there is a permanent decline in value. We wrote-down $129.5 million of such investments during the year ended December 31, 2000 and an additional $13.4 million during the first quarter of 2001. The fair market value of our other investments was $39.8 million as of March 31, 2001, and these other investments are at risk for further declines in the future in the fair market value of publicly held investments or the cost basis of privately held investments. We do not hedge against equity price changes.

Foreign Currency Exchange Rate Risk

   Substantially all of our revenues are realized in U.S. dollars and most of our revenues are from customers located in the United States. Therefore, our foreign currency exchange rate risk is substantially limited to funding commitments to our international joint ventures. Because the timing and amount of the required contributions is not predictable, we do not typically hedge against foreign currency exchange rate changes and we did not hold any such hedges as of March 31, 2001.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

   On March 19, 2001, Pogo.com, Inc., filed suit against us in San Mateo County Superior Court for alleged breach of a merger agreement under which we were to acquire Pogo.com in exchange for shares of our Series A common stock. On January 5, 2001, we notified Pogo.com that we had terminated the merger agreement in accordance with the provisions of the agreement. The complaint seeks damages for breach of contract and breach of the implied covenant of good faith and fair dealing. We believe this action is without merit and intend to defend against this action vigorously. If we do not prevail in this action, we may be required to pay substantial damages, which could seriously harm our business.

   On March 12, 2001, four present and former subscribers of the @Home broadband Internet service initiated a purported class action suit in California State Superior Court in San Mateo County against AT&T and us for unfair business practices, false advertising, misrepresentation, and unjust enrichment. On April 19, 2001, another subscriber filed a private attorney general suit in the same court making similar allegations. Plaintiffs claim that advertising for the @Home broadband Internet service is false, misleading, and deceptive. In the complaints, plaintiffs seek an injunction prohibiting certain of our advertising practices, disgorgement of profits, restitution of monies acquired as a result of the alleged wrongful advertising and business practices, unspecified compensatory damages, punitive damages, and attorneys' fees. We believe this action is without merit and intend to defend against this action vigorously. If we do not prevail in this action, we may be required to alter our business practices and pay substantial damages, which could seriously harm our business.

   Allen Ozdemir filed a purported class action on April 29, 1999 against two of the former officers and directors of iMall for failing to halt or delay a block sale of restricted iMall stock prior to our acquisition of iMall. On October 27, 1999, we acquired iMall. On August 28, 2000, the plaintiff amended his complaint to state two claims for breach of fiduciary duty, claiming that Messrs. Rosenblatt and Mazzarella owed the purported plaintiff class duties to halt or delay the stock sale both in their capacity as officers and directors of iMall and in their capacity as attorneys in fact of the stockholders participating in the stock transaction. The plaintiff seeks unspecified compensatory damages, restitution, and punitive damages. The amended complaint has been answered on behalf of Messrs. Rosenblatt and Mazzarella, denying the plaintiff's claims. The class certification hearing is set for May 19, 2001. We believe this action is without merit and the defendants intend to defend against this action vigorously. If the defendants do not prevail in this action, they may be required to pay substantial damages. We or iMall could potentially be obligated to indemnify the defendants against some or all of any damages awarded, which amount could materially impact our results of operations and cash position.

   Please also refer to Item 3 of our annual report on Form 10-K for the year ended December 31, 2000 for a description of other ongoing material legal proceedings which neither first became a reportable event, nor included any material development, during the first quarter of 2001.

   We cannot assure you that we will prevail in any litigation. Regardless of the outcome, any litigation may require us to incur significant litigation expenses and may result in significant diversion of management.

ITEM 2. Changes in Securities and Use of Proceeds

   Not applicable.

ITEM 3. Default Upon Senior Securities

   Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

   Not applicable.

ITEM 5. Other Information

   On April 21, 2001, Patti S. Hart was named President, Chief Executive Officer and Chairman of the Board of Directors. George Bell, the former holder of each of these respective positions, resigned from these positions concurrently.

ITEM 6. Exhibits and Reports on Form 8-K

   (a) Exhibits. The exhibits listed in the accompanying exhibit index are filed as part of this report.

   (b) Current Reports on Form 8-K.

   Not applicable.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          At Home Corporation
                                          (Registrant)

                                                  /s/ Mark A. McEachen
Date: May 15, 2001                        By: _________________________________
                                                     Mark A. McEachen
                                               Executive Vice President and
                                                  Chief Financial Officer
                                               (Principal Financial Officer)

                                                  /s/ Manford Leonard
                                          By: _________________________________
                                                      Manford Leonard
                                                    Vice President and
                                                   Corporate Controller
                                              (Principal Accounting Officer)

                                 EXHIBIT INDEX

                                             Incorporated by Reference
                                         ---------------------------------  Filed
 Exhibit Number   Exhibit Description    Form File No. Exhibit Filing Date Herewith
 --------------   -------------------    ---- -------- ------- ----------- --------
     10.01      Letter of Agreement,     8-K            99.2    04/19/01
                dated April 17, 2001,
                between the Registrant
                and AT&T Corp.

     10.02      Employment Agreement,                                          X
                dated April 18, 2001,
                between the Registrant
                and Patti S. Hart.*

--------
* Management contracts or compensatory plans required to be filed as an exhibit to this report.