Form 10-Q
period 2001-06-30
AT HOME CORP
filed 2001-08-14
CIK 1020620

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

                               ----------------

(MARK ONE)

[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934

   for the quarterly period ended June 30, 2001.

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

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

                                                                        As of
                                                                      July 31,
                                                                        2001
                                                                     -----------
Number of shares of Series A Common Stock outstanding............... 324,076,027
Number of shares of Series B Common Stock outstanding...............  86,595,578

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              AT HOME CORPORATION

       QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2001

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                         PART I--FINANCIAL INFORMATION

 Item 1. Condensed Consolidated Financial Statements--Unaudited:

         Condensed Consolidated Balance Sheets as of June 30, 2001 and
          December 31, 2000.............................................     3

         Condensed Consolidated Statements of Operations for the Three
          and Six Months Ended June 30, 2001 and 2000...................     4

         Condensed Consolidated Statements of Cash Flows for the Six
          Months Ended June 30, 2001 and 2000...........................     5

         Notes to Condensed Consolidated Financial Statements...........     6

 Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations.........................................    15

 Item 3. Quantitative and Qualitative Disclosures About Market Risk.....    47

                           PART II--OTHER INFORMATION

 Item 1. Legal Proceedings..............................................    49

 Item 2. Changes in Securities and Use of Proceeds......................    50

 Item 3. Defaults Upon Senior Securities................................    50

 Item 4. Submission of Matters to a Vote of Security Holders............    50

 Item 5. Other Information..............................................    51

 Item 6. Exhibits and Reports on Form 8-K...............................    52

 Signatures..............................................................   53

PART I. FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

                              AT HOME CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                        June 30,    December 31,
                                                          2001          2000
                                                      ------------  ------------
                                                      (Unaudited)       (*)
                       ASSETS
Current assets:
 Cash and cash equivalents..........................  $    154,278  $    64,508
 Restricted cash....................................        21,132       34,139
 Short-term investments.............................         8,015      102,115
                                                      ------------  -----------
   Total cash and cash equivalents, restricted cash
    and short-term investments......................       183,425      200,762
 Accounts receivable, net...........................        24,670       65,899
 Accounts receivable--related parties...............        70,530       54,126
 Other current assets...............................        43,499       42,626
                                                      ------------  -----------
   Total current assets.............................       322,124      363,413
Property, equipment and improvements, net...........       407,380      366,127
Investments in affiliated companies.................        30,784       35,032
Other investments...................................        22,359       73,628
Distribution agreements, net........................       141,422      239,357
Goodwill and other acquired intangible assets, net..       184,084      908,788
Other assets........................................       162,719      120,355
                                                      ------------  -----------
   Total assets.....................................  $  1,270,872  $ 2,106,700
                                                      ============  ===========
   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Accounts payable...................................  $     56,516  $    65,060
 Accounts payable--related parties..................         4,759       10,892
 Accrued compensation and related expenses..........        20,458       21,940
 Deferred revenue...................................        33,111       40,381
 Other accrued liabilities..........................       101,943      101,826
 Current portion of capital lease and other
  obligations.......................................        76,593       70,258
 Convertible note...................................       100,000          --
 Accrued restructuring costs (Note 2)...............       164,938          --
                                                      ------------  -----------
   Total current liabilities........................       558,318      310,357
Convertible notes and debentures....................       747,228      743,525
Capital lease and other obligations, less current
 portion............................................       151,674       85,904
Other liabilities...................................        10,964       10,397

Commitments and contingencies

Stockholders' equity (deficit):
 Convertible preferred stock, $0.01 par value,
  Authorized shares--9,650,000:
   Issued and outstanding shares--6,185 in 2001 and
    9,857 in 2000...................................       245,661      286,208
 Common stock, $0.01 par value, Authorized shares--
  1,110,000,000:
   Issued and outstanding shares--408,771,512 in
    2001 and 399,952,419 in 2000....................     9,883,414    9,809,893
 Deferred compensation..............................       (23,067)     (34,070)
 Accumulated other comprehensive income.............           157       19,085
 Accumulated deficit................................   (10,303,477)  (9,124,599)
                                                      ------------  -----------
   Total stockholders' equity (deficit).............      (197,312)     956,517
                                                      ------------  -----------
   Total liabilities and stockholders' equity
    (deficit).......................................  $  1,270,872  $ 2,106,700
                                                      ============  ===========

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

  The accompanying notes are an integral part of these condensed consolidated financial statements

                              AT HOME CORPORATION

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (In thousands, except per share data)

                                Three Months Ended       Six Months Ended
                                     June 30,                June 30,
                                ------------------    ------------------------
                                  2001       2000        2001         2000
                                ---------  ---------  -----------  -----------
Revenues/(1)/:
  Consumer access.............. $  89,671  $  52,479  $   165,031  $    94,458
  Commercial services..........    14,251     13,769       29,797       27,234
  Media/advertising............    28,576     74,737       73,633      150,960
  International................     6,143      7,736       12,973       14,132
                                ---------  ---------  -----------  -----------
    Total revenues.............   138,641    148,721      281,434      286,784
Operating costs/(2)/:
  Cost of services and
   products....................    98,475     69,363      191,109      126,602
  Product development and
   engineering.................    29,632     26,813       59,037       47,788
  Sales and marketing..........    44,636     74,254      106,341      131,180
  General and administrative...    18,492     17,798       35,894       28,522
  Restructuring costs..........   158,746        --       175,809          --
  Cost and amortization of
   distribution agreements.....    50,786     28,166       75,439      122,131
  Costs and amortization of
   goodwill, intangible assets,
   deferred compensation and
   other acquisition-related
   amounts.....................    32,343    589,317      134,459    1,162,450
  Write-down of goodwill, other
   intangible assets and other
   assets......................    23,404        --       623,477          --
                                ---------  ---------  -----------  -----------
    Total operating costs......   456,514    805,711    1,401,565    1,618,673
                                ---------  ---------  -----------  -----------
Loss from operations...........  (317,873)  (656,990)  (1,120,131)  (1,331,889)
Interest and other income
 (expense), net................   (12,547)       858      (15,843)       4,051
Write-down of other
 investments...................   (10,552)       --       (23,932)         --
Equity share of losses of
 affiliated companies..........    (5,302)   (12,131)     (18,972)     (16,946)
                                ---------  ---------  -----------  -----------
Net loss....................... $(346,274) $(668,263) $(1,178,878) $(1,344,784)
                                =========  =========  ===========  ===========
Net loss per share--basic and
 diluted....................... $   (0.85) $   (1.69) $     (2.90) $     (3.43)
                                =========  =========  ===========  ===========
Shares used in per share
 computation--basic and
 diluted.......................   408,065    396,092      407,134      391,868
                                =========  =========  ===========  ===========
/(1)/Revenue from related
     parties................... $  13,577  $  12,144  $    24,149  $    24,238
                                =========  =========  ===========  ===========
/(2)/Depreciation and
     amortization included in
     operating costs, excluding
     amortization of
     distribution agreements and
     acquisition-related
     amounts................... $  40,256  $  23,638  $    75,628  $    43,227
                                =========  =========  ===========  ===========

--------

  The accompanying notes are an integral part of these condensed consolidated financial statements

                              AT HOME CORPORATION

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                        Six Months Ended
                                                            June 30,
                                                     ------------------------
                                                        2001         2000
                                                     -----------  -----------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net loss............................................ $(1,178,878) $(1,344,784)
Adjustments to reconcile net loss to cash used in
 operating activities:
 Depreciation and amortization......................      75,118       42,717
 Amortization of distribution agreements............      49,332       46,581
 Cost of distribution agreements....................      26,107       75,550
 Amortization of deferred and other stock-based
  compensation......................................      11,003       10,745
 Amortization of goodwill and other intangible
  assets............................................     123,806    1,148,421
 Write-down of goodwill, other intangible assets and
  other assets......................................     623,477          --
 Write-down of other investments....................      23,932          --
 Accretion of discount on convertible debentures....       4,972        4,769
 Equity share of losses of affiliated companies.....      18,972       16,946
 Accrued restructuring costs........................     164,938          --
 Changes in assets and liabilities:
 Accounts receivable................................      24,825      (19,880)
 Other assets.......................................      (2,000)     (37,661)
 Accounts payable...................................     (14,605)      24,927
 Accrued liabilities................................      (1,494)      20,418
 Deferred revenues..................................      (8,992)      (5,205)
 Other long-term liabilities........................         567        1,734
                                                     -----------  -----------
Cash used in operating activities...................     (58,920)     (14,722)
                                                     -----------  -----------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
Purchases of short-term investments.................      (8,015)     (97,265)
Sales and maturities of short-term investments......     102,115      166,716
Purchases of other investments......................      (1,250)     (28,170)
Sales of other investments..........................      11,286       15,711
Net purchases of property, equipment and
 improvements.......................................     (93,436)     (78,733)
Payments under backbone agreement...................      (7,035)     (11,970)
Investment in joint ventures........................     (13,303)     (49,935)
Business combinations, net of cash received.........         --        (6,565)
                                                     -----------  -----------
Cash used in investing activities...................      (9,638)     (90,211)
                                                     -----------  -----------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of
 repurchases........................................       5,648       63,733
Proceeds from issuance of debt......................     183,200          --
Payments on capital lease obligations...............     (43,527)     (25,840)
                                                     -----------  -----------
Cash provided by financing activities...............     145,321       37,893
                                                     -----------  -----------
Net increase (decrease) in cash and cash
 equivalents........................................      76,763      (67,040)
Cash and cash equivalents, beginning of period
 (including restricted cash of $34,139 in 2001 and
 $988 in 2000)......................................      98,647      224,548
                                                     -----------  -----------
Cash and cash equivalents, end of period (including
 restricted cash of $21,132 in 2001 and $1,739 in
 2000).............................................. $   175,410  $   157,508
                                                     ===========  ===========
SUPPLEMENTAL DISCLOSURES
 Interest paid...................................... $    20,934  $    16,964
                                                     ===========  ===========
 Acquisition of equipment under capital leases...... $    30,432  $    68,000
                                                     ===========  ===========
 Vested warrants to purchase Series A common stock
  capitalized as distribution agreements............ $       365  $    13,045
                                                     ===========  ===========
 Conversion of preferred stock to common stock...... $    40,547  $   100,006
                                                     ===========  ===========
 Mergers and acquisitions:
   Common and preferred stock issued and options and
    warrants exercisable for common stock assumed... $       --   $   197,384
                                                     ===========  ===========
   Liabilities assumed.............................. $       --   $     2,352
                                                     ===========  ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements

                              AT HOME CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Summary of Significant Accounting Policies and Certain Other Items

Significant Accounting Policies

Basis of Presentation

   The unaudited condensed consolidated financial statements include the accounts of At Home Corporation and its consolidated subsidiaries, all of which are wholly owned. All significant intercompany transactions and balances have been eliminated in consolidation. Investments in entities owned 20% or more but less than majority owned and not otherwise controlled by us are accounted for under the equity method and presented in the consolidated balance sheets as investments in affiliated companies. The unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the interim periods presented. The results of operations for the three months (second quarter) and six months (first half) ended June 30, 2001 are not necessarily indicative of the results to be expected for any subsequent period. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with our audited consolidated financial statements and notes included in our annual report on Form 10-K, as amended, for the year ended December 31, 2000 as filed with the Securities and Exchange Commission on April 2, 2001.

Reclassifications

   Certain reclassifications have been made to previously reported amounts in the consolidated financial statements in order to conform to the current presentation.

Effect of New Accounting Standards

   In July 2001, the Financial Accounting Standards Board, or FASB, issued Statement on Financial Accounting Standards No. (FAS) 141, "Business Combinations" and FAS 142, "Goodwill and Other Intangible Assets". FAS 141 is effective for all business combinations initiated after June 30, 2001 and requires the use of the purchase method of accounting, includes criteria for the recognition of intangible assets separately from goodwill, and mandates that all goodwill created after June 30, 2001 will not be amortized. FAS 142 will be effective for fiscal years beginning after December 15, 2001 at which time all goodwill amortization will be discontinued, and instead goodwill must be tested for impairment on at least an annual basis using a fair value method. In addition, separately identified and recognized intangible assets resulting from business combinations completed before July 1, 2001 that do not meet the new criteria for separate recognition of intangible assets will be reclassified as goodwill at the effective date of FAS 142. Those intangible assets not reclassified to goodwill must be reassessed and amortized over revised useful lives in accordance with FAS 142. Prior to the effective date of FAS 142, testing of goodwill for impairment, if required, will be based on our current methodology that relies primarily on a discounted cash flow test. We expect that the adoption of FAS 141 and FAS 142 will result in separately identified intangible assets being reclassified to goodwill and a decrease in goodwill amortization by approximately $50 million in 2002.

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

   The computation of basic and diluted net loss per share is as follows for the periods indicated (in thousands, except per share data):

                                Three Months Ended       Six Months Ended
                                     June 30,                June 30,
                                --------------------  ------------------------
                                  2001       2000        2001         2000
                                ---------  ---------  -----------  -----------
   Net loss...................  $(346,274) $(668,263) $(1,178,878) $(1,344,784)
                                =========  =========  ===========  ===========
   Weighted average shares of
    common stock outstanding..    408,332    397,806      407,520      394,009
   Less: weighted average
    shares of common stock
    subject to repurchase.....       (267)    (1,714)        (386)      (2,141)
                                ---------  ---------  -----------  -----------
   Shares used in per share
    calculations..............    408,065    396,092      407,134      391,868
                                =========  =========  ===========  ===========
   Net loss per share--basic
    and diluted...............  $   (0.85) $   (1.69) $     (2.90) $     (3.43)
                                =========  =========  ===========  ===========

Segment Reporting

   Our key operating segments are organized around our customers and services and aggregated into the reported business segments based on how our management organizes, manages and internally reports our revenues. Our key operating segments and the reported business segments that they were aggregated into as of June 30, 2001 were as follows: (1) Consumer Access, which includes the @Home service, premium broadband services, customers care and set-top development;
(2) Commercial Services, which includes the @Work service and e-commerce applications; (3) Media/Advertising, which includes the Excite, Bluemountain.com and Webshots narrowband content services, broadband content services, and targeted and other advertising services provided by MatchLogic; and (4) International, which provides our broadband and narrowband services in Europe, Australia and Japan. Information used by our key operating decision makers (consisting of our executive management team) in reviewing operations and in allocating resources includes revenue for each key operating segment. Information such as assets and liabilities are not produced internally for each key operating segment. Although we allocate some specific operating costs to each key operating segment, which results in a partial measure of loss from operations and net loss, a significant portion of operating costs such as network operations and engineering are not allocated to some of the segments, and therefore our key operating decision makers have not utilized this partial financial information in segment format for the purpose of reviewing operations and allocating resources. In addition, we have corporate marketing, corporate development, general and administrative, and other operations that generate no revenues and are not part of a key operating segment.

   Our reportable segments have changed from prior years, and the 2000 information has been restated accordingly. The following represents information for our reported business segments for the periods indicated (in thousands):

                                              Three Months    Six Months Ended
                                             Ended June 30,       June 30,
                                            ----------------- -----------------
                                              2001     2000     2001     2000
                                            -------- -------- -------- --------
   Revenues:
     Consumer Access....................... $ 89,671 $ 52,479 $165,031 $ 94,458
     Commercial Services...................   14,251   13,769   29,797   27,234
     Media/Advertising.....................   28,576   74,737   73,633  150,960
     International.........................    6,143    7,736   12,973   14,132
                                            -------- -------- -------- --------
       Total consolidated revenues......... $138,641 $148,721 $281,434 $286,784
                                            ======== ======== ======== ========

   Media/Advertising and Commercial Services revenues were derived predominantly from customers located in the United States in each of the second quarter and first half of 2001 and 2000.

   Consumer Access revenue derived from customers located outside the United States, and excluded from International, consisted primarily of revenue from our cable partners and their cable customers located in Canada, and accounted for approximately 15% of total Consumer Access revenue in each of the second quarter and first half of 2001 and 2000.

   International revenue earned from services provided to our unconsolidated international joint ventures was $5 million and $4.9 million in the second quarter of 2001 and 2000, respectively, and was $10.1 million and $9 million in the first half of 2001 and 2000, respectively. International revenue earned by our consolidated operations outside of North America was $1.1 million and $2.8 million in the second quarter of 2001 and 2000, respectively, and was $2.9 million and $5.1 million in the first half of 2001 and 2000, respectively.

   No single customer accounted for more than 10% of total consolidated revenues in each of the second quarter or first half of 2001 and 2000. However, together with their cable customers, AT&T, Comcast and Cox each accounted for approximately 25%, 15% and 15%, respectively, of total consolidated revenues in the second quarter of 2001; approximately 10%, 5% and 5%, respectively, in the second quarter of 2000; approximately 20%, 15% and 15%, respectively, in the first half of 2001; and approximately 10%, 5% and 5%, respectively, in the first half of 2000.

Revenue from Related Parties

   Revenue from related parties was $13.6 million and $12.1 million in the second quarter of 2001 and 2000, respectively, and was $24.1 million and $24.2 million in the first half of 2001 and 2000, respectively. Related party revenue from services such as advertising arrangements, customer service support, local area content development, development of set-top devices and pre-commercial deployment consulting provided to our cable partners with significant investments in our common stock was $8.4 million and $6.9 million in the second quarter of 2001 and 2000, respectively, and $13.5 million and $13.9 million in the first half of 2001 and 2000, respectively. Related party revenue from consulting and other services rendered to our international and other joint ventures, including arrangements on a cost-plus basis, was $5.2 million in both the second quarter of 2001 and 2000, and was $10.6 million and $10.3 million in the first half of 2001 and 2000, respectively.

Revenue Related to Our Strategic Investments

   In conjunction with many of our investments, we have strategic arrangements to provide services to our investees consisting of the delivery of advertising impressions, e-commerce sponsorships and revenue share arrangements on our web sites. Revenue under these arrangements is recognized based on the fair value of the services provided if sufficient objective evidence of fair value exists for the investment. This revenue was $7.1 million and $16.2 million in the second quarter of 2001 and 2000, respectively, and $17.1 million and $28.5 million in the first half of 2001 and 2000, respectively. Investments under these arrangements are recorded at their fair values on the date of the investment. The fair values of such investments in privately held companies are generally determined based on the price per share paid by a third party in the same round of financing in which we participate.

Barter Revenue

   Revenue from barter transactions involving the exchange of advertising in our media properties for advertising in third party Internet, print and television media was $0.7 million and $6.9 million in the second quarter of 2001 and 2000, respectively, and was $3.7 million and $12.2 million in the first half of 2001 and 2000, respectively. Revenue from these exchanges is recorded at the lower of the fair value of the advertising delivered or the advertising received. In accordance with Emerging Issues Task Force (EITF) Issue No. 99-17, "Accounting for Advertising Barter Transactions", effective January 20, 2000, the fair value of advertising delivered is based on similar advertising transactions for which we received cash during the six months prior to the advertising barter transactions. Advertising barter transactions generally result in the recognition of equivalent amounts of revenue and expense.

   Revenue recognized from other barter transactions, involving primarily the exchange of our advertising and data-marketing services for third party software and property and equipment for internal use, was $0.4 million and $3.3 million in the second quarter of 2001 and 2000, respectively and was $0.8 million and $6.4 million in the first half of 2001 and 2000, respectively. Revenue from these exchanges is generally recorded at the fair value of the services provided unless the fair value of the services or products received is more readily determinable.

Write-down of Goodwill, Other Intangible Assets and Other Assets

   Write-down of goodwill, other intangible assets and other assets consisted of $23.4 million in the second quarter of 2001, including $12.6 million related to the Cablevision distribution agreement and $10.8 million for impaired software. In the first half of 2001, write-down of goodwill, other intangible assets and other assets was $623.5 million and consisted of the above-mentioned amounts in the second quarter of 2001 and $600.1 million of impairment write-downs to goodwill and other intangible assets in the first quarter of 2001. There were no write-downs in the comparable periods in 2000.

Software

   In May 2001, several in-progress projects in our Media/Advertising business segment were discontinued. This resulted in the impairment of capitalized costs related to these projects, consisting of third-party software recorded in property, equipment and improvements. The software has no alternate use and cannot be sold, and therefore, the $10.8 million carrying amount of this software was written-off in the second quarter of 2001.

Cablevision Distribution Agreement

   On April 23, 2001, we announced that we are formally seeking the termination of our relationship with Cablevision and the recovery of warrants to purchase up to 21.9 million shares of our Series A common stock granted to Cablevision in 1997 and 1998 pursuant to a distribution agreement for the deployment of the @Home service on an exclusive basis to customers located in Cablevision's cable markets. We capitalized the cost of these distribution agreements in 1997 and 1998 based on the fair values of the warrants at that time, and we have been amortizing these balances on a straight-line basis through June 4, 2002, the term of exclusivity. However, based on our intention to terminate the agreement and the probability that we will recover the warrants, we recorded a $12.6 million charge to operations which represents the difference between the unamortized balance of the Cablevision distribution agreement and the $37.4 million fair value of the warrants which was included in other assets. The remaining balance included in other assets represents the current fair value of the warrants issued to Cablevision.

Goodwill and Other Intangible Assets

   In the first quarter of 2001, we identified indicators of possible impairment of our long-lived assets (principally, goodwill and other acquired intangible assets) on a basis similar to the impairment indicators identified as of December 31, 2000. The impairment indicators included continued deterioration in the business climate of, and reduced levels of venture capital funding activity for, Internet advertising and other Internet-based companies, continued significant declines in the market values of our competitors in the Internet advertising industry, and changes made and announced in April 2001 in our operating and cash flow forecasts for the remainder of 2001.

   We performed asset impairment tests with the assistance of independent valuation experts at the business unit level, the lowest level for which we have identifiable cash flows. The tests were performed by comparing the expected undiscounted cash flows for a five-year period, plus a terminal value for future cash flows, to each business unit's carrying amount of the goodwill and other intangible assets resulting from purchase business combinations in which the acquired operations have continued to be managed as separate business units. We determined that the carrying amounts of property and equipment and other tangible assets without alternate use other than as currently used by the business units tested for impairment were not significant. Based on the results of these tests, we determined that the carrying values of business-unit goodwill and other intangible assets related to Excite, Kendara, DataInsight, Rucker, iMALL, Bluemountain.com, Webshots, and Worldprints were impaired in the first quarter of 2001.

   We determined, with the assistance of independent valuation experts, the fair value of the impaired long-lived assets for the respective business units. Fair value was determined using the discounted cash flow method and the market comparison method. An impairment write-down of goodwill and other intangible assets totaling $600.1 million was recorded in the first quarter of 2001, reflecting the amount by which the carrying amounts of the assets exceeded their respective fair values. The write-down consisted of $569.1 million for goodwill and $31 million for other acquired intangible assets. These intangibles assets were associated primarily with business units operating in the Media/Advertising segment.

   There were no further indicators of possible impairment of these long-lived assets in the second quarter of 2001.

Write-down of Other Investments

   We recorded impairment write-downs of other investments of $10.6 million and $23.9 million in the second quarter and first half of 2001, respectively, including $2.2 million and $9 million, respectively, of write-downs on publicly traded equity securities representing other-than-temporary unrealized losses included in accumulated other comprehensive income (loss) and $8.4 million and $14.9 million, respectively, of write-downs on privately held investments representing a reduction in the investment balance recorded in other investments. There were no impairment write-downs of other investments recorded in the comparable periods in 2000. The impairment write-downs related to publicly traded equity securities resulted from our conclusion that declines in the fair market values of such investments below their carrying values were not temporary (generally, the fair market values were below the carrying values for a continuous period of six months or more). The impairment write-downs related to privately held investments resulted from our conclusion that the carrying values of these investments were not recoverable, based on indicators such as bankruptcy, limited liquidity and low probability of closing required near-term financing.

2. Restructuring Costs

   On April 30, 2001, we announced a workforce reduction of approximately 380 employees and the expansion of our operational restructuring announced on January 23, 2001. The workforce reduction was approved by our board of directors on April 16, 2001 and impacted all divisions throughout the company, but was more heavily weighted towards our media operations. Subsequently on June 6, 2001, we announced that we would complete the shutdown of consolidated European narrowband operations by July 15, 2001 as contemplated in the April 30, 2001 announcement. Additionally, management determined that several facilities would not be occupied as a result of the workforce reductions and the general reduction in our planned employee levels, and these facilities include recently constructed buildings near our corporate headquarters. We have significant lease obligations in connection with these recently constructed buildings representing the substantial portion of our restructuring costs in the second quarter of 2001.

   On January 23, 2001, we announced a workforce reduction of approximately 250 employees and a related operational restructuring, which was approved by our board of directors on January 19, 2001. The majority of reductions and restructuring affected the Excite Network narrowband operations in the Media/Advertising business segment and the iMALL operations in the Commercial Services business segment. We substantially completed the winding down of iMALL activities in the second quarter of 2001. In addition, we sold our Narrative Communications (Enliven) operations in the first quarter of 2001 in exchange for a 20% ownership interest in a newly formed entity that plans to continue the former Enliven operations. We also discontinued our DSL offering to @Work customers in the first quarter of 2001 due to the dissolution of Northpoint, a wholesale provider of DSL connectivity.

   As of June 30, 2001, over 600 positions were eliminated as a result of the January 23 and April 30 workforce reductions, of which approximately 120 employees remained on staff primarily for the purpose of shutting down our consolidated European narrowband operations. We plan to complete the exit activities associated with the January 23 and April 30 workforce reductions prior to the end of 2001.

   We incurred restructuring costs of $158.7 million in the second quarter of 2001 and $17.1 million in the first quarter of 2001 related to our workforce reductions announced on April 30, 2001 and January 23, 2001, respectively. We did not incur restructuring costs in the comparable periods in 2000. The following represents the accrual for restructuring costs as of and for each of the periods indicated (in thousands):

                               Severance Facilities Assets  Other    Total
                               --------- ---------- ------  ------  --------
   Balance as of December 31,
    2000......................  $   --    $    --   $  --   $  --   $    --
     Additions................    5,526      5,789   4,492   1,256    17,063
     Deductions...............   (4,921)      (508)    --      --     (5,429)
                                -------   --------  ------  ------  --------
   Balance as of March 31,
    2001......................      605      5,281   4,492   1,256    11,634
     Additions................    7,592    150,939     --      215   158,746
     Deductions...............   (5,008)      (188)   (209)    (37)   (5,442)
                                -------   --------  ------  ------  --------
   Balance as of June 30,
    2001......................  $ 3,189   $156,032  $4,283  $1,434  $164,938
                                =======   ========  ======  ======  ========

   Additions represent the restructuring costs incurred in each period and include: severance and related employee benefit obligations; losses on noncancellable leases related to facilities exited as a result of consolidating personnel, net of expected sublease income and including unrecoverable leasehold improvements; losses associated with equipment and other assets that have been made redundant or will no longer be used as a result of the activities exited; and other costs such as penalties incurred for terminated contracts. Deductions represent cash payments and asset disposals in each period related to restructuring costs. Accrued restructuring costs as of June 30, 2001 included future severance payments related primarily to employees winding down the European narrowband operations by July 15, 2001, facilities losses for several leased buildings, the most significant of which are recently completed facilities near our corporate headquarters, estimated losses upon the disposition of equipment and other assets to be sold prior to the end of 2001, and pending payments under terminated contracts and other related costs. Approximately $125 million of the restructuring cost accrual as of June 30, 2001 represents rental payments, net of estimated sublease income, that are due more than one year in the future assuming we are not successful in terminating, or assigning to third party lessees the obligations under, our lease commitments.

3. Business Combinations and Acquisition-Related Costs

   Acquisition-related costs were as follows for the periods indicated (in thousands):

                                            Three Months
                                               Ended        Six Months Ended
                                              June 30,          June 30,
                                          ---------------- -------------------
                                           2001     2000     2001      2000
                                          ------- -------- -------- ----------
   Amortization of goodwill and other
    intangible assets.................... $27,108 $581,074 $123,806 $1,148,422
   Amortization of acquisition-related
    deferred compensation................   5,235    5,331   10,493     10,235
   Other acquisition-related costs.......     --     2,912      160      3,793
                                          ------- -------- -------- ----------
     Total acquisition-related costs..... $32,343 $589,317 $134,459 $1,162,450
                                          ======= ======== ======== ==========

Amortization of Goodwill and Other Intangible Assets

   Amortization of goodwill and other intangible assets was $27.1 million and $581.1 million in the second quarter of 2001 and 2000, respectively, and was $123.8 million and $1,148.4 million in the first half of 2001 and 2000, respectively. Accumulated amortization of these intangible assets was $174.2 million and $2,252 million as of June 30, 2001 and 2000, respectively. The reduction in amortization and accumulated amortization in 2001 from the comparable periods in 2000 resulted from the impairment write-downs of goodwill and other intangible assets amounting to $4,609.1 million in the fourth quarter of 2000 and an additional $600.1 million in the first quarter of 2001.

Amortization of Acquisition-Related Deferred Compensation

   Amortization of deferred compensation related to acquisitions was $5.2 million and $5.3 million in the second quarter of 2001 and 2000, respectively and was $10.5 million and $10.2 million in the first half of 2001 and 2000, respectively. Acquisition-related deferred compensation resulted from certain outstanding employee stock options and restricted stock that we assumed in the acquisitions of Webshots and Bluemountain.com in 1999 and DataInsight in 2000. Deferred compensation is measured as the difference between the exercise price of an unvested award and the fair market value of our Series A common stock at the date of the acquisition and is amortized over the vesting term of the award.

   Amortization of deferred compensation related to the issuance of restricted stock and stock options to employees under our own stock purchase agreements was $0.2 million in both the second quarter of 2001 and 2000 and was $0.5 million in both the first half of 2001 and 2000. This amortization, which is not acquisition-related, is included in the category of operating costs in which the related employee salaries are recorded.

Other Acquisition-Related Costs

   There were no other acquisition-related costs in the second quarter of 2001, as compared to a cost of $2.9 million in the second quarter of 2000. Other acquisition-related costs were $0.2 million and $3.8 million in the first half of 2001 and 2000, respectively. These costs were incurred predominantly as a result of ongoing personnel, systems and technology integration efforts related primarily to our acquisitions of Excite, iMALL, Bluemountain.com, Kendara and Worldprints.

4. Investments in Affiliated Companies

At Home Japan

   Under our joint venture agreement pertaining to At Home Japan, we may be required to make future contributions of up to 134 million Yen, or $1.1 million, based on timing to be determined by At Home Japan's board of directors. If we do not make required contributions, our ownership position would be diluted. Under specified circumstances, we may sell up to 50% of our interest in At Home Japan. Our performance-based warrants for up to 0.9 million shares issued to our Japanese cable partners in 1999 were exercisable as to
0.3 million warrants as of June 30, 2001. The fair values of these warrants are recorded when earned as investments in affiliated companies.

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

   In addition to the circumstances described above, our ownership position in our joint ventures may be significantly diluted if we do not participate fully in non-mandatory requests for contributions of capital to the joint ventures.

5. Financing Transactions

Convertible Note Financing

   On June 8, 2001, we issued convertible notes and entered into related agreements with third party investors under which we received $100 million in cash financing. The notes do not bear interest and none of the conversion features discussed below resulted in an initial beneficial conversion feature requiring accounting treatment as a discount and amortization to interest expense. However, we incurred approximately $2 million of debt issuance costs that are being amortized to interest expense over the stated 5-year term of the notes through June 8, 2006. The notes are convertible at any time into shares of our Series A common stock at a rate of $4.38 per share, based on 110% of the weighted-average price of our Series A common stock on June 8, 2001. This conversion rate is subject to reduction as specified in the agreements upon the issuance of common stock in future equity transactions. The holders of these notes may elect to convert the notes at the original issuance price on each anniversary of the date of issuance starting on June 8, 2002, and therefore we have included the principal amount in current liabilities. The notes are also redeemable by us on the second, third and fourth anniversary of the date of issuance. At each such conversion or redemption date, as well as at maturity, we have the option of delivering the par amount in cash or Series A common stock at a rate of 95% of the average of the volume-weighted trading price of the common stock over the 10 trading days prior to each date of issuance, and the shares would be issued in eight equal installments over an 80-day period. However, if we have not met specified conditions for redeeming the notes in stock, we may be obligated to pay cash rather than stock to satisfy these redemption obligations. In addition, we may elect to pay cash if redeeming the notes in stock results in an unacceptable level of dilution to our stockholders.

   We are required to register the resale of the shares issuable upon conversion of the notes in accordance with timeframes specified in our registration rights agreement with the note holders. We are also required to maintain the listing of our Series A common stock on either the New York Stock Exchange, the Nasdaq National Market or the American Stock Exchange. We do not currently meet the Nasdaq's continued listing requirement because our net tangible assets and stockholders' equity are below the minimum thresholds and the bid price of our Series A common stock is currently less than the minimum $3.00 bid price required when such thresholds are not met. If we do not meet the continued listing requirements of one of these stock markets at any time after receiving a redemption notice from a note holder, if our Series A common stock were delisted, or if we fail to meet other specified conditions in our agreements with the note holders, the notes provide for acceleration of repayment in cash at that time. Our stockholders have approved a reverse stock split which would, if our board of directors elects to implement it, increase the trading price of our Series A common stock above $3.00, but we cannot assure you that this would result in a sustained increase above the minimum bid price requirements. In addition, events of default include failure to meet our payment obligations under these notes or our other outstanding debt obligations, failure to meet material provisions of the notes for a period of 30 days after receiving notice, or filing for bankruptcy. A default under these notes could result in the acceleration of the amounts due under our other outstanding convertible subordinated notes and debentures.

   We have granted holders of these notes a security interest in $100 million of our assets that are not otherwise secured, as collateral for the outstanding amounts due under the notes. These notes are senior to our outstanding subordinated notes and debentures.

Backbone Capacity Agreement with AT&T

   On June 19, 2001, we terminated our backbone capacity agreement with AT&T and simultaneously entered into a revised agreement. We received $85.2 million in cash in exchange for granting AT&T a security interest in the capacity rights under the agreement and we recorded this amount in capital lease and other obligations. The $85.2 million principal amount, plus interest at a rate of 8%, is required to be repaid to AT&T in monthly installments of approximately $0.7 million through April 2020, the term of the revised backbone capacity agreement. Additionally, we paid AT&T $7 million in June 2001 for backbone route extensions and this amount, together with the previously unamortized balance, is being amortized on a straight-line basis to operations over the term of the agreement. The new backbone capacity agreement generally preserves the backbone operations and upgrade and expansion rights provided under the original agreement.

6. Comprehensive Loss

   The components of our comprehensive loss for each period presented are as follows (in thousands):

                               Three Months Ended       Six Months Ended
                                    June 30,                June 30,
                               --------------------  ------------------------
                                 2001       2000        2001         2000
                               ---------  ---------  -----------  -----------
   Net loss................... $(346,274) $(668,263) $(1,178,878) $(1,344,784)
   Unrealized gain (loss) on
    available-for-sale
    investments...............    (3,022)  (101,506)     (19,024)    (109,347)
   Foreign currency
    translation gain (loss)...        (2)        11           96          142
                               ---------  ---------  -----------  -----------
     Comprehensive loss....... $(349,298) $(769,758) $(1,197,806) $(1,453,989)
                               =========  =========  ===========  ===========

7. Subsequent Events

   On July 24, 2001, we announced that we would need to raise additional funding prior to December 31, 2001 to support our operations. We made this announcement because, for the remainder of the year, we do not expect to experience any recovery in the demand for our online advertising and marketing services, to secure financing terms from some of our equipment vendors, to receive standard payment terms from several critical suppliers, or to recover previously expected amounts in connection with real estate lease commitments, as well as due to other factors. We plan to take further measures to conserve cash in addition to the restructuring plans announced in January and April 2001, and we may raise additional funds through strategic means including the possible sale or restructuring of our media operations, or financing transactions. We have not yet completed any transactions in this regard and there can be no assurance that we will be successful in achieving sufficient cash conservation measures, completing strategic transactions or otherwise raising sufficient additional funds to finance our operations on a timely basis. If we are unable to successfully complete the necessary measures, there would be a material adverse impact on our operations and liquidity.

   In August 2001, we commenced an operational and strategic realignment of our entire business that has resulted in the identification of approximately 200 positions to be eliminated. We expect to undertake further restructuring efforts in the third quarter of 2001 that may result in the elimination of additional positions, but it is too early to determine the impact these actions would have on our results of operations.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes contained in this report and the information contained in our annual report for the year ended December 31, 2000. This discussion contains "forward-looking" statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. In some cases, you can identify these statements by words such as "may," "might," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue," and other similar terms. These forward-looking statements may include, among other things, statements regarding continued performance and projected subscriber and revenue growth under our agreements with our cable partners, projected Commercial Services revenue growth, and more generally other projections of our future financial performance, our anticipated growth and anticipated trends in our businesses. These statements are only predictions, based on our current expectations about future events and we cannot guarantee that they will be accurate. These forward-looking statements involve risks and uncertainties, and our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements on the basis of several factors, including those that we discuss under the section entitled "Risk Factors". We encourage you to read that section carefully. These forward-looking statements speak only as of the date of this report, and we will not necessarily update information in this report if any forward-looking statement later turns out to be inaccurate.

Overview

   We are a leading global provider of broadband network and media services. These services include the @Home service, the @Work service, media and advertising services provided by Excite and MatchLogic, and international services. The @Home service is a residential high-speed Internet service delivered, with the assistance of our cable partners, to approximately 3.7 million subscribers worldwide, including approximately 3.3 million subscribers in North America. We have arrangements with our cable partners, which include AT&T, Comcast, Cox, Shaw, Rogers and many others, to provide the @Home service to 64 million homes worldwide, of which 40 million homes were upgraded for two-way data traffic and therefore capable of receiving the @Home service as of June 30, 2001. Our @Work service provides approximately 12,000 small and medium-sized enterprises with telecommunication lines such as cable and T1 and several content delivery networks with very high-speed data lines such as OC-3. Excite provides advertising and media services on the Excite Network, including narrowband and broadband content offerings such as the Excite portal, the @Home 2000 services featuring our personalized Excite content to our broadband subscribers, the Bluemountain.com electronic greeting card service and the Webshots web site offering online digital photos. MatchLogic provides targeted advertising and data marketing services. International services include international versions of the Excite portal and the @Home high-speed Internet service.

   Currently, our services are organized into four business segments. Consumer Access includes the @Home service, Commercial Services includes the @Work service, Media/Advertising includes Excite and MatchLogic advertising and media services, and International includes our international operations.

Recent Events

Announcement of Need for Additional Funding Prior to December 31, 2001

   On July 24, 2001, we announced that we would need to raise additional funding prior to December 31, 2001 to support our operations. We made this announcement because, for the remainder of the year, we do not expect to experience a recovery in the demand for our online advertising and marketing services, to secure financing terms from some of our equipment vendors, to receive standard payment terms from several critical suppliers or to recover previously expected amounts in connection with real estate lease commitments, as well as due to other factors. We plan to take further measures to conserve cash in addition to the restructuring plans announced in January and April 2001, and we may raise additional funds through strategic means including the possible sale or restructuring of our media operations, or financing transactions. We have not yet completed any transactions in this regard and there can be no assurance that we will be successful in achieving sufficient cash conservation measures, completing strategic transactions or otherwise raising sufficient additional funds to finance our operations on a timely basis. If we are unable to successfully complete the necessary measures, there would be a material adverse impact on our operations and liquidity.

   On April 17, 2001, we entered into a letter agreement with AT&T which would have provided for an outsourcing arrangement to maintain and improve current network performance levels. We have decided not to go forward with this arrangement.

Asset Write-downs

   In the second quarter of 2001, we recorded asset write-downs of $23.4 million, including $12.6 million related to the Cablevision distribution agreement as discussed below and $10.8 million for impaired software. In addition, we recorded write-downs of $10.6 million related to our other investments, including publicly traded equity securities and privately held investments.

Backbone Capacity Agreement with AT&T

   On June 19, 2001, we terminated our backbone capacity agreement with AT&T and simultaneously entered into a revised agreement. We received $85.2 million in cash in exchange for granting AT&T a security interest in the capacity rights under the agreement and we recorded this amount in capital lease and other obligations. The $85.2 million principal amount, plus interest at a rate of 8%, is required to be repaid to AT&T in monthly installments of approximately $0.7 million through April 2020, the term of the revised backbone capacity agreement. Additionally, we paid AT&T $7 million in June 2001 for backbone route extensions and this amount, together with the previously unamortized balance, is being amortized on a straight-line basis to operations over the term of the agreement. The new backbone capacity agreement generally preserves the backbone operations and upgrade and expansion rights provided under the original agreement.

Convertible Note Financing

   On June 8, 2001, we issued convertible notes and entered into related agreements with third party investors under which we received $100 million in cash financing. The notes do not bear interest and are convertible at any time into shares of our Series A common stock at a rate of $4.38 per share, based on 110% of the weighted-average price of our Series A common stock on June 8, 2001. This conversion rate is subject to reduction as specified in the agreements upon the issuance of common stock in future equity transactions. The holders of these notes may elect to convert the notes at the original issuance price on each anniversary of the date of issuance starting on June 8, 2002. The notes are also redeemable by us on the second, third and fourth anniversary of the date of issuance. At each such conversion or redemption date, as well as at maturity, we have the option of delivering the par amount in cash or Series A common stock at a rate of 95% of the average of the volume-weighted trading price of the common stock over the 10 trading days prior to each date of issuance, and the shares would be issued in eight equal installments over an 80-day period. However, if we have not met specified conditions for redeeming the notes in stock, we may be obligated to pay cash rather than stock to satisfy these redemption obligations. In addition, we may elect to pay cash if redeeming the notes in stock results in an unacceptable level of dilution to our stockholders. We are required to register the resale of the shares issuable upon conversion of the notes. We have granted holders of these notes a security interest in $100 million of our assets that are not otherwise secured, as collateral for the outstanding amounts due under the notes. These notes are senior to our outstanding subordinated notes and debentures.

Workforce Reductions

   On April 30, 2001, we announced a workforce reduction of approximately 380 employees. The workforce reduction impacted all divisions throughout the company, but was more heavily weighted towards our media operations. We previously announced on January 23, 2001 a workforce reduction of approximately 250 employees primarily in our Excite narrowband and iMALL operations. As a result of these restructuring plans, we recorded severance and facilities-related exit costs of $158.7 million in the second quarter of 2001 and $17.1 million in the first quarter of 2001. The substantial portion of the restructuring costs incurred during the second quarter was due to accruals for expected losses related to lease commitments for recently completed facilities near our corporate headquarters.

   In August 2001, we commenced an operational and strategic realignment of our entire business that has resulted in the identification of approximately 200 positions to be eliminated. We expect to undertake further restructuring efforts in the third quarter of 2001 that may result in the elimination of additional positions, but it is too early to determine the impact these actions would have on our results of operations.

Termination of Relationship with Cablevision

   On April 23, 2001, we announced that we are formally seeking the termination of our relationship with Cablevision and the return of warrants to purchase up to 21.9 million shares of our Series A common stock issued to Cablevision. In the second quarter of 2001, we wrote down the distribution agreement to the current fair value of the warrants, on the basis that the likely resolution of this matter is our recovery of the warrants. In addition, we are no longer reporting Cablevision subscribers in our subscriber numbers and we have restated prior year subscriber numbers to conform to this presentation.

Results of Operations

Three Months (Second Quarter) and Six Months (First Half) Ended June 30, 2001 Compared to Three Months and Six Months Ended June 30, 2000

Revenues

   Our reportable segments have changed from prior years, and the 2000 information has been restated accordingly. The following represents our revenues by business segment for the periods indicated (dollars in thousands):

                                           Three Months Ended June 30,
                                  ----------------------------------------------
                                           % of Total Period          % of Total
                                    2001    Revenues  Change   2000    Revenues
                                  -------- ---------- ------ -------- ----------
   Revenues:
     Consumer access............. $ 89,671     65%      71%  $ 52,479     35%
     Commercial services.........   14,251     10%       4%    13,769      9%
     Media/advertising...........   28,576     21%     (62%)   74,737     50%
     International...............    6,143      4%     (21%)    7,736      6%
                                  --------    ---            --------    ---
       Total revenues............ $138,641    100%      (7%) $148,721    100%
                                  ========    ===            ========    ===
                                            Six Months Ended June 30,
                                  ----------------------------------------------
                                           % of Total Period          % of Total
                                    2001    Revenues  Change   2000    Revenues
                                  -------- ---------- ------ -------- ----------
   Revenues:
     Consumer access............. $165,031     59%      75%  $ 94,458     33%
     Commercial services.........   29,797     11%       9%    27,234      9%
     Media/advertising...........   73,633     26%     (51%)  150,960     53%
     International...............   12,973      4%      (8%)   14,132      5%
                                  --------    ---            --------    ---
       Total revenues............ $281,434    100%      (2%) $286,784    100%
                                  ========    ===            ========    ===

  Consumer Access

   Consumer Access revenues include the percentage of @Home service subscription fees from North American subscribers that we received under our revenue sharing agreements with our cable partners, including fees for premium services such as multiple IP addresses, and fees received from our cable partners related to customer support operations and advanced set-top development. The following are significant factors affecting revenue from the @Home service:

  . Revenue from the @Home service varies by cable partner and market in the United States, but has historically represented 35% of the average $40 per month fee collected from each subscriber by the cable partner. In the second quarter of 2001, AT&T and Comcast each announced an increase in the price charged for the @Home service.

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

  . Subscribers that choose to purchase their own modems generally pay up to $10 per month less than subscribers that rent modems from the cable partner. We have recently released self-installation kits in markets served by Comcast and Cox and this will likely result in a greater number of new subscribers purchasing their own modems.

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

   Consumer Access revenues increased in the second quarter and first half of 2001 by 71% and 75%, respectively, as compared to the same periods in 2000, due primarily to the 101% growth in the number of North American @Home subscribers from 1,626,000 as of June 30, 2000 to 3,271,000 as of June 30, 2001. Please
note that we are no longer reporting Cablevision subscribers in our subscriber totals and we have restated the June 30, 2000 North American subscriber numbers to exclude 95,000 Cablevision subscribers in conformity with this revised presentation. Consumer Access revenues did not increase at the same rate as the increase in the number of @Home subscribers due to a combination of the factors affecting @Home revenue discussed above, the most significant of which was free service incentives offered by our cable partners to attract new subscribers. In addition, the number of @Home subscribers at the end of a particular period is not representative of the average number of paying subscribers during that period.

   We expect Consumer Access revenues to comprise a growing percentage of our overall revenues in future quarters, and revenue from the @Home service in future periods will continue to be affected by the above factors. In the near term specifically, revenue from the @Home service may increase due to higher rates charged by our cable partners such as AT&T and Comcast. However, an increase in the number of subscribers purchasing cable modems instead of renting them from our cable partners may partially offset this expected increase in revenue. In addition, our subscriber growth rates are dependent on the number of markets and households that our cable partners upgrade to receive the @Home service and the subscriber penetration rates in those markets. As of June 30, 2001, the markets of our cable partners in North America included approximately 54 million households (excluding approximately 5 million Cablevision households that were included in previously reported totals), of which 66%, or approximately 35 million (excluding approximately 1 million Cablevision households included in previously reported totals), were capable of receiving the @Home service. In general, we expect the percentage growth rate in subscribers to decrease as the number of subscribers increases and as penetration rates in existing markets increase. However, we believe that our subscriber growth will benefit as the @Home service becomes more widely available and as self-installation kits become more widely deployed.

   Also, in June 2001, we announced that our mutual exclusivity obligations with Comcast and Cox would end on December 4, 2001, although our distribution agreements with these cable partners currently remain in place. We are currently discussing restructured commercial relationships with these cable partners. These cable partners may seek to provide service elements such as e-mail, provisioning and local data routing through their own operations, and restructured commercial relationships could therefore result in lower revenues from, or different overall fee arrangements with, these cable partners. We cannot guarantee that Comcast and Cox will not terminate their entire relationship with us or elect to enter into relationships with other Internet service providers in the future, which would negative impact our revenues. Currently, Comcast and Cox together account for approximately 30% of our consolidated revenues.

   Please see "Risk Factors--Risks Related to Our Broadband Business" for further discussion of factors that may affect our ability to generate Consumer Access revenues in the future.

  Commercial Services

   Commercial Services includes revenues from the @Work service, small business hosting services and content delivery network arrangements. Revenues from the @Work service and content delivery networks are based on the number of customers and the type of data connections used by those customers.

   Commercial Services revenues increased in the second quarter and first half of 2001 by 4% and 9%, respectively, as compared to the same periods in 2000, due primarily to the 61% growth in the number of @Work customers from 7,580 as of June 30, 2000 to 12,170 as of June 30, 2001, offset by the decrease in e-commerce revenue generated by our iMALL e-commerce business application operations discontinued in the first quarter of 2001.

   We discontinued our DSL offering to @Work customers in the first quarter of 2001 due to the dissolution of NorthPoint, a wholesale provider of DSL connectivity, but we do not expect that this will result in a significant impact on Commercial Services revenues in future periods. In addition, the iMALL operations discontinued in the first quarter of 2001 may result in lower total Commercial Services revenues for the remainder of 2001 as compared to 2000. However, we expect that ongoing Commercial Services revenues, excluding those from exited iMALL activities, will increase in 2001 as compared to 2000. We believe that content delivery networks and other parties that require access to high bandwidth over an intelligent private network such as ours will account for an increasing portion of our Commercial Services revenues in the future. However, growth in revenues from content delivery networks is dependent on continued demand for their content services, which could be impacted by the downturn in the U.S. economy and weakening demand for content and advertising services in the Internet sector. Please see "Risk Factors--Risks Related to Our Broadband Business" for further discussion of factors that may affect our ability to generate Commercial Services revenues in the future.

  Media/Advertising

   Media/Advertising includes revenues generated by our narrowband and broadband Excite portals and the Bluemountain.com and Webshots web sites (together, the Excite Network), as well as targeted advertising, online database marketing and e-commerce relationship management services provided by MatchLogic. We are assessing the strategic sale or restructuring of media operations not directly supporting our broadband strategy and if any of these actions are taken, our Media/Advertising revenues in future periods would decrease substantially.

   Media/Advertising revenues decreased in the second quarter and first half of 2001 by 62% and 51%, respectively, as compared to the same periods in 2000, due to the decline in our advertising rates and number of advertisers in response to softness in the Internet advertising market, deterioration in the Internet business climate, and reluctance by advertisers to remain in, or enter into, partnership arrangements with us given the uncertainty related to our narrowband media operations.

   We anticipate that difficult conditions related to Internet advertising in general, and uncertainty related specifically to our media properties, will persist for the remainder of 2001, and we expect continued lower future levels of Media/Advertising revenues as compared to 2000. Please see "Risk Factors-- Risk Related to Our Media Business" for further discussion of factors that may affect our ability to generate revenues from Media/Advertising in the future.

  International

   International includes revenues earned from services provided to our joint ventures outside of North America, including revenue sharing for online advertising and consulting and other services provided under arrangements on a cost plus basis, and revenue earned by our consolidated operations outside of North America, consisting primarily of advertising revenue.

   Revenues from International decreased in the second quarter and first half of 2001 by 21% and 8%, respectively, as compared to the same periods in 2000, due to decline in international demand for Internet advertising, partially offset by the growth in international @Home broadband operations. International revenue earned from our unconsolidated international joint ventures was $5 million and $4.9 million in the second quarter of 2001 and 2000, respectively, and $10.1 million and $9 million in the first half of 2001 and 2000, respectively. International revenue earned by our consolidated operations outside of North America was $1.1 million and $2.8 million in the second quarter of 2001 and 2000, respectively, and $2.9 million and $5.1 million in the first half of 2001 and 2000, respectively.

   In future periods, we expect International revenues to be affected by similar factors to those impacting Media/Advertising and Consumer Access revenues and also by the level of consulting and other services we provide to our international joint ventures, the timing and amount of which may vary significantly. Please see "Risk Factors--International growth is important to our business, but our international operations are subject to additional risks and may not be successful" and "Risk Factors--Risk Related to Our Media Business" for further discussion of factors that may affect our ability to generate revenues from International in the future.

  Revenue from related parties

   Revenue from related parties increased by 12% to $13.6 million, or 10% of total revenues, in the second quarter of 2001 from $12.1 million, or 8% of total revenues, in the second quarter of 2000 and decreased by less than 1% to $24.1 million, or 9% of total revenues, in the first half of 2001 from $24.2 million, or 8% of total revenues, in the first half of 2000. Related party revenue from services such as advertising arrangements, customer service support, local area content development, development of set-top devices and pre-commercial deployment consulting provided to our cable partners with significant investments in our common stock increased by 22% to $8.4 million in the second quarter of 2001 from $6.9 million in the second quarter of 2000 and decreased by 3% to $13.5 million in the first half of 2001 from $13.9 million in the first half of 2000. Related party revenue from consulting and other services rendered to our international and other joint ventures, including arrangements on a cost plus basis, was $5.2 million in both the second quarter of 2001 and 2000 and increased by 3% to $10.6 million in the first half of 2001 from $10.3 million in the first half of 2000.

  Revenue related to our strategic investments

   In conjunction with many of our investments, we have strategic arrangements to provide services to our investees consisting of the delivery of advertising impressions, e-commerce sponsorships and revenue share arrangements on our web sites. Revenue under these arrangements is recognized based on the fair value of the services provided if sufficient objective evidence of fair value exists for the investment. Revenue from strategic investments decreased by 56% to $7.1 million, or 5% of total revenues, in the second quarter of 2001 from $16.2 million, or 11% of total revenues, in the second quarter of 2000, and decreased by 40% to $17.1 million, or 6% of total revenues, in the first half of 2001 from $28.5 million, or 10% of total revenues, in the first half of 2000. Investments under these arrangements are recorded at their fair values on the date of the investment. The fair values of such investments in privately held companies are generally determined based on the price per share paid by a third party in the same round of financing in which we participate.

  Barter revenue

   Revenue from barter transactions involving the exchange of advertising in our media properties for third party advertising in Internet, print and television media decreased by 90% to $0.7 million, or 1% of total revenues, in the second quarter of 2001 from $6.9 million, or 5% of total revenues, in the second quarter of 2000, and decreased by 70% to $3.7 million, or 1% of total revenues, in the first half of 2001 from $12.2 million, or 4% of total revenues, in the first half of 2000. Revenue from these exchanges is recorded at the lower of the fair value of the advertising delivered or the advertising received. In accordance with Emerging Issues Task Force (EITF) Issue No. 99-17, "Accounting for Advertising Barter Transactions", effective January 20, 2000, the fair value of advertising delivered is based on similar advertising transactions for which we received cash during the six months prior to the advertising barter transactions. Advertising barter transactions generally result in the recognition of equivalent amounts of revenue and expense.

   Revenue recognized from other barter transactions, involving primarily the exchange of our advertising and data-marketing services for third party software and property and equipment for internal use, decreased by 88% to $0.4 million, or less than 1% of total revenues, in the second quarter of 2000 from $3.3 million, or 2% of total revenues, in the second quarter of 2000, and decreased by 88% to $0.8 million, or less than 1% of total revenues, in the first half of 2001 from $6.4 million, or 2% of total revenues, in the first half of 2000. Revenue from these exchanges is generally recorded at the fair value of the services provided unless the fair value of the services or products received is more readily determinable.

Operating costs

   Our operating costs were as follows for the periods indicated (dollars in thousands):

                                                       Three Months Ended June
                                                                 30,
                                                       ------------------------
                                                         2001   Change   2000
                                                       -------- ------ --------
   Operating costs:
     Cost of services and products.................... $ 98,475   42%  $ 69,363
     Product development and engineering..............   29,632   11%    26,813
     Sales and marketing..............................   44,636  (40%)   74,254
     General and administrative.......................   18,492    4%    17,798
     Restructuring charge.............................  158,746   n/a       --
     Costs and amortization of distribution
      agreements......................................   50,786   80%    28,166
     Costs and amortization of goodwill, intangible
      assets, deferred compensation and other
      acquisition-related amounts.....................   32,343  (95%)  589,317
     Write-down of goodwill, other intangible assets
      and other assets................................   23,404   n/a       --
                                                       --------        --------
       Total operating costs.......................... $456,514  (43%) $805,711
                                                       ========        ========

                                                     Six Months Ended June 30,
                                                    ----------------------------
                                                       2001    Change    2000
                                                    ---------- ------ ----------
   Operating costs:
     Cost of services and products................  $  191,109   51%  $  126,602
     Product development and engineering..........      59,037   24%      47,788
     Sales and marketing..........................     106,341  (19%)    131,180
     General and administrative...................      35,894   26%      28,522
     Restructuring charge.........................     175,809   n/a         --
     Costs and amortization of distribution
      agreements..................................      75,439  (38%)    122,131
     Costs and amortization of goodwill,
      intangible assets, deferred compensation and
      other acquisition-related amounts...........     134,459  (88%)  1,162,450
     Write-down of goodwill, other intangible
      assets and other assets.....................     623,477   n/a         --
                                                    ----------        ----------
       Total operating costs......................  $1,401,565  (13%) $1,618,673
                                                    ==========        ==========

  Cost of services and products

   Cost of services and products is primarily related to our broadband network for delivering the @Home and @Work services and our Internet web sites, and includes costs related to telecommunications and connectivity, web hosting, technical and customer support, operational personnel, equipment depreciation, and royalties, license arrangements and revenue sharing arrangements for content and other services. Cost of services and products increased in the second quarter and first half of 2001 by 42% and 51%, respectively, as compared to the same periods in 2000, due primarily to network maintenance, depreciation of network equipment, connectivity costs and customer service operations related to the growth in @Home and @Work customers and higher network expenses due to our efforts to stabilize, scale and improve the reliability of our broadband network. These increases were partially offset by reduced levels of revenue sharing payments related to media and advertising services. We expect cost of services and products to increase in the future together with expected increases in the size of our @Home and @Work customer bases and as we continue to make investments in network enhancement initiatives.

   Gross Margin. We define gross margin as total revenues minus cost of services and products, excluding cost and amortization of distribution agreements, which is a presentation not in conformity with generally accepted accounting principles. Gross margin decreased by 49% to $40.2 million, or 29% of total revenues, in the second quarter of 2001 from $79.4 million, or 53% of total revenues, in the second quarter of 2000, and decreased by 44% to $90.3 million, or 32% of total revenues, in the first half of 2001 from $160.2 million, or 56% of total revenues, in the first half of 2000. These decreases in gross margin and gross margin percentage were due to lower Media/Advertising revenues in 2001, as cost of services and products in our media and advertising business is typically much lower than that in our @Home and @Work operations. In addition, we incurred incremental network costs in 2001 related to network enhancement initiatives. Based on the decline in Media/Advertising revenues and our continuing efforts related to our broadband network, in the future we expect lower gross margin and gross margin percentage than in prior periods.

  Product development and engineering

   Product development and engineering costs consist primarily of salaries and related costs for hardware and software development and engineering personnel, consulting fees, equipment depreciation, supplies, and allocated overhead costs such as computer systems and facilities. Product development and engineering costs related to internally developed software for internal use and for our web sites, such as labor and contractor costs for programming, are capitalized when it is probable that the project will be completed and the related assets will be used as intended. Product development and engineering costs increased in the second quarter and first half of 2001 by 11% and 24%, respectively, as compared to the same periods in 2000, due to higher network development costs related to our efforts to stabilize, scale and improve the reliability of our broadband network as well as costs for the development of advanced broadband services, such as premium subscription-based services, billing and back-office systems, auto-provisioning and self-installation initiatives. In addition, a portion of the increase in the first half of 2001 as compared to 2000 was related to development costs for iMALL e-commerce business applications, which we have exited in 2001. These increases were partially offset by moderate operational cost savings from the decrease in product development related to media and advertising and from lower levels of engineering recruiting and consulting fees. We anticipate that product development and engineering costs will continue to increase on an absolute dollar basis in the future due in part to continuing design and development costs for network enhancement initiatives and advanced broadband services.

  Sales and marketing

   Sales and marketing costs consist primarily of promotional and advertising costs, personnel costs for our direct sales force, commissions, agency and consulting fees, and allocated overhead costs such as computer systems and facilities. We currently rely on our cable partners to market the @Home service in local markets although we have historically made additional marketing funds available to our cable partners for this purpose. In addition, we have engaged in nationwide marketing of the @Home service through promotional activities and retail initiatives. Sales and marketing costs decreased in the second quarter and first half of 2001 by 40% and 19%, respectively, as compared to the same periods in 2000, due to the curtailment in spending for marketing and promotion of our narrowband web sites and the discontinuation of our free ISP product during the first quarter of 2001 which has resulted in the elimination of related marketing costs. The decrease in the first half of 2001 as compared to 2000 was partially offset by efforts in the first quarter of 2001 to support our strategic alliances and data marketing activities. We expect sales and marketing costs to decline moderately on an absolute dollar basis during the remainder of 2001 primarily due to lower levels of spending for promotion and marketing across each of our business segments and cost savings realized from workforce reductions.

  General and administrative

   General and administrative costs consist primarily of administrative, legal, finance and executive personnel costs, fees for professional services and the related costs of facilities and computer systems to support our operations. General and administrative costs increased in the second quarter and first half of 2001 by 4% and 26%, respectively, as compared to the same periods in 2000, due to the expansion of facilities and computer systems, including related increases in costs for telecommunications, utilities and taxes, and higher legal and professional fees supporting the growth of our operations and infrastructure between 2000 and 2001. The rate of increase in general and administrative costs declined in the second quarter of 2001 as compared to the first half of 2001 due to the implementation of cost-saving measures including workforce reductions, and we anticipate that general and administrative costs will stabilize in the future as we continue to adjust our administrative functions to support our current business strategies.

  Restructuring charge

   On April 30, 2001, we announced a workforce reduction of approximately 380 employees and the expansion of our operational restructuring announced on January 23, 2001. The workforce reduction was approved by our board of directors on April 16, 2001 and impacted all divisions throughout the company, but was more heavily weighted towards our media operations. Subsequently on June 6, 2001, we announced that we would complete the shutdown of consolidated European narrowband operations by July 15, 2001 as contemplated in the April 30, 2001 announcement. Additionally, management determined that several facilities would not be occupied as a result of the workforce reductions and the general reduction in our planned employee levels, and these facilities include recently constructed buildings near our corporate headquarters. We have significant lease obligations in connection with these recently constructed buildings representing the substantial portion of our restructuring costs in the second quarter of 2001.

   On January 23, 2001, we announced a workforce reduction of approximately 250 employees and a related operational restructuring, which was approved by our board of directors on January 19, 2001. The majority of reductions and restructuring affected the Excite Network narrowband operations in the Media/Advertising business segment and the iMALL operations in the Commercial Services business segment. We substantially completed the winding down of iMALL activities in the second quarter of 2001. In addition, we sold our Narrative Communications (Enliven) operations in the first quarter of 2001 in exchange for a 20% ownership interest in a newly formed entity that plans to continue the former Enliven operations. We also discontinued our DSL offering to @Work customers in the first quarter of 2001 due to the dissolution of NorthPoint, a wholesale provider of DSL connectivity.

   As of June 30, 2001, over 600 positions were eliminated as a result of the January 23 and April 30 workforce reductions, and approximately 120 employees remained on staff primarily for the purpose of shutting down our consolidated European narrowband operations. We plan to complete the exit activities associated with the January 23 and April 30 workforce reductions prior to the end of 2001.

   We incurred restructuring costs of $158.7 million in the second quarter of 2001 and $17.1 million in the first quarter of 2001 related to our workforce reductions announced on April 30, 2001 and January 23, 2001, respectively. We did not incur restructuring costs in the comparable periods in 2000. The restructuring costs in the second quarter of 2001 included $7.6 million for severance and related employee benefit obligations, $150.9 million in estimated losses on noncancellable leases related to facilities exited as a result of consolidating personnel, net of expected sublease income and including unrecoverable leasehold improvements, and $0.2 million of other costs such as penalties incurred for terminated contracts. The $150.9 charge related to facilities is comprised primarily of estimated losses on recently completed facilities near our corporate headquarters, including leasehold improvements, and approximately $125 million of this amount represents rental payments, net of estimated sublease income, that are due more than one year in the future assuming we are not successful in terminating, or assigning to third party lessees the obligations under, our lease commitments. The restructuring costs in the first quarter of 2001 included $5.5 million for severance, $5.8 million for facilities, $4.5 million for equipment and other assets to be disposed of that have been made redundant or will no longer be used as a result of the activities exited, and $1.3 million of other costs.

   Incremental cash payments related to our restructuring plans consisted of severance payments and payments for terminated contracts totaling approximately $5 million in each of the first and second quarters of 2001, and we expect to make incremental cash payments of approximately $5 million during the remainder of 2001 related to these restructuring plans. We will also make rental payments on exited facilities of approximately $4.5 million per quarter starting in the third quarter of 2001 and these payments have been accrued in the accrual for restructuring costs as of June 30, 2001. Although we expect to realize cash and operational savings in future periods from these workforce reductions and restructuring plans, the business activities associated with these actions generated significant revenues on a historical basis and therefore we do not believe that these actions will result in cash and operational savings that are relevant for the purposes of projecting future cash flows or operating results in comparison with our historical results.

   In August 2001, we commenced an operational and strategic realignment of our entire business that has resulted in the identification of approximately 200 positions to be eliminated. We expect to undertake further restructuring efforts in the third quarter of 2001 that may result in the elimination of additional positions, but it is too early to determine the impact these actions would have on our results of operations. Also, we may incur additional restructuring charges during the remainder of 2001 as a result of incremental workforce reductions and activities undertaken to further downsize or shut down media operations.

  Cost and amortization of distribution agreements

   Cost and amortization of distribution agreements increased in the second quarter of 2001 by 80% and decreased in the first half of 2001 by 38% as compared to the respective periods in 2000, due primarily to the cost of distribution agreements charged immediately to operations. Cost of distribution agreements was

$26.1 million and $4.8 million in the second quarter of 2001 and 2000, and was $26.1 million and $75.5 million in the first half of 2001 and 2000. The cost in 2001 was due to the vesting of warrants to purchase approximately 7.4 million shares of Series A common stock issued to Comcast and Cox under our March 28, 2000 letter agreements. These warrants became exercisable as a result of Comcast and Cox maintaining exclusivity through June 4, 2001 under the master distribution agreement for the @Home service and were not related to any future agreements or subject to forfeiture or future performance on the part of Comcast or Cox. Therefore, the fair value of these warrants was charged to operations on June 4, 2001. The cost in 2000 consisted of charges to operations based on the fair value of warrants that were earned by Rogers and Shaw, our principal Canadian cable partners. These warrants earned in 2000 were issued subsequent to entering into exclusive distribution agreements as performance incentives to increase the number of subscribers to the @Home service. Therefore, such warrants were immediately charged to operations when earned instead of being capitalized and amortized over a period of exclusivity.

   Amortization of distribution agreements was $24.7 million and $23.4 million in the second quarter of 2001 and 2000, respectively, and was $49.3 million and $46.6 million in the first half of 2001 and 2000, respectively. These amounts result from the capitalization of the fair value of warrants earned by cable partners and their amortization over the terms of the respective exclusive distribution agreements in connection with which the warrants were issued. The increase in amortization in the second quarter and first half of 2001 as compared to the respective periods in 2000 was due to the cumulative capitalization of the fair values of warrants as distribution agreements.

   We expect to incur significant cost and amortization of distribution agreements in future periods, including that related to our new distribution agreements with AT&T, Comcast and Cox. Under these new agreements executed in March 2000, we issued warrants for an aggregate of 100.5 million shares of common stock. Comcast and Cox will forfeit one-twelfth of the shares subject to their warrants due to their termination of the exclusivity provisions during the period from December 4, 2001 to June 4, 2002. Beginning in the third quarter of 2001, we will no longer incur amortization of distribution agreements related to Cablevision because we are formally seeking the termination of our distribution agreement and relationship with Cablevision and the recovery of warrants to purchase up to 21.9 million shares of our Series A common stock granted under the distribution agreement.

  Costs and amortization of goodwill, intangible assets, deferred compensation and other acquisition-related amounts

   Acquisition-related costs were as follows for the periods indicated (in thousands):

                           Three Months Ended June 30,   Six Months Ended June 30,
                          ------------------------------ --------------------------
                            2001     Change      2000      2001   Change    2000
                          --------- -------------------- -------- ------ ----------
Amortization of goodwill
 and other intangible
 assets.................  $  27,108    (95%)  $  581,074 $123,806  (89%) $1,148,422
Amortization of
 acquisition-related
 deferred compensation..      5,235     (2%)       5,331   10,493    3%      10,235
Other acquisition-
 related costs..........        --    (100%)       2,912      160  (96%)      3,793
                          ---------           ---------- --------        ----------
  Total acquisition-
   related costs and
   expenses.............  $  32,343    (95%)  $  589,317 $134,459  (88%) $1,162,450
                          =========           ========== ========        ==========

   Amortization of goodwill and other intangible assets. Amortization of goodwill and other intangible assets decreased in the second quarter and first half of 2001 by 95% and 89%, respectively, as compared to the same periods in 2000, due to the impairment write-downs of these intangible assets amounting to $4,609.1 million in the fourth quarter of 2000 and an additional $600.1 million in the first quarter of 2001. Future amortization related to other intangible assets will be based on new carrying values as adjusted by the impairment write-downs and will result in lower levels of amortization expense. We will stop amortizing the approximately $50 million of remaining goodwill as well as an additional approximately $50 million of intangible assets which we expect to reclassify to goodwill upon the adoption of FAS 141, "Business Combinations" and FAS 142, "Goodwill and Other Intangible Assets", effective January 1, 2002. We will instead periodically evaluate goodwill for impairment in accordance with these new accounting standards, which may result in additional impairment write-downs in future periods.

   Amortization of acquisition-related deferred compensation. Amortization of deferred compensation related to acquisitions decreased by 2% in the second quarter of 2001 and increased by 3% in the first half of 2001 as compared to the same periods in 2000 due to the impact on deferred compensation balances in 2000 related to the Bluemountain.com and DataInsight acquisitions.

   Other acquisition-related costs. There were no other acquisition-related costs in the second quarter of 2001 as compared to costs of $2.9 million in the second quarter of 2000. Other acquisition-related costs decreased by 96% in the first half of 2001 compared to the first half of 2000. These decreases in 2001 were due to higher costs incurred in 2000 as a result of personnel, systems and technology integration efforts related primarily to our acquisitions of Excite, iMALL, Bluemountain.com, Kendara and Worldprints.

  Impairment write-down of goodwill, other intangible assets and other assets

   Write-down of goodwill, other intangible assets and other assets consisted of $23.4 million in the second quarter of 2001, including $12.6 million related to the Cablevision distribution agreement and $10.8 million for impaired software. In the first half of 2001, write-down of goodwill, other intangible assets and other assets was $623.5 million and consisted of the above-mentioned amounts in the second quarter of 2001 and $600.1 million of impairment write-downs to goodwill and other intangible assets in the first quarter of 2001. There were no write-downs in the comparable periods in 2000.

   Software. In May 2001, several in-progress projects in our Media/Advertising business segment were discontinued. This resulted in the impairment of capitalized costs related to these projects, consisting of third-party software recorded in property, equipment and improvements. The software has no alternate use and cannot be sold, and therefore, the $10.8 million carrying amount of this software was written-off in the second quarter of 2001.

   Cablevision Distribution Agreement. On April 23, 2001, we announced that we are formally seeking the termination of our relationship with Cablevision and the recovery of warrants to purchase up to 21.9 million shares of our Series A common stock granted to Cablevision in 1997 and 1998 pursuant to a distribution agreement for the deployment of the @Home service on an exclusive basis to customers located in Cablevision's cable markets. We capitalized the fair values of these warrants as distribution agreements in 1997 and 1998, and we have been amortizing these balances on a straight-line basis through June 4, 2002, the term of exclusivity. However, based on our assessment of the likelihood that the agreement will be terminated and the warrants returned to us, we recorded a $12.6 million write-down of the Cablevision distribution agreement and reclassified the remaining $37.4 million balance to other assets in the second quarter of 2001. The remaining balance included in other assets represents the current fair value of the warrants issued to Cablevision.

   Goodwill and Other Intangible Assets. In the first quarter of 2001, we identified additional indicators of possible impairment of our long-lived assets, principally goodwill and other intangible assets, on a basis similar to the impairment indicators identified as of December 31, 2000. These impairment indicators included continued deterioration in the business climate of, and reduced levels of venture capital funding activity for, Internet advertising and other Internet-related companies, continued significant declines in the market values of our competitors in the Internet advertising industry, and changes made and announced in April 2001 in our operating and cash flow forecasts for the remainder of 2001. As a result, we recorded an impairment write-down totaling $600.1 million in the first quarter of 2001. Please refer to this section in our Form 10-Q for the quarter ended March 31, 2001 for further details related to this write-down including information on the impairment testing methodology.

   There were no further indicators of possible impairment of these long-lived assets in the second quarter of 2001.

Interest and other income (expense), net

   Our net interest and other income consisted of the following for the periods indicated (dollars in thousands):

                         Three Months Ended June      Six Months Ended June
                                   30,                         30,
                         --------------------------  --------------------------
                           2001    Change    2000      2001    Change    2000
                         --------  ------  --------  --------  ------  --------
Interest and other
 income................. $    977   (92%)  $ 11,989  $ 10,655   (59%)  $ 26,213
Interest and other
 expense................  (13,524)   21%    (11,131)  (26,498)   20%    (22,162)
                         --------          --------  --------          --------
  Interest and other
   income (expense),
   net.................. $(12,547)  n/a    $    858  $(15,843)  n/a    $  4,051
                         ========          ========  ========          ========

   Interest and other income decreased in the second quarter and first half of 2001 by 92% and 59%, respectively, as compared to the same periods in 2000, due to the decline in interest-bearing short-term investment balances and lower realized gains from sales of strategic investments in publicly traded companies. Interest and other expense increased in the second quarter and first half of 2001 by 21% and 20%, respectively, as compared to the same periods in 2000, due to higher capital lease balances. As a result of the above, we had net interest and other expense in the second quarter and first half of 2001 while we had net interest and other income in the same periods in 2000. We expect interest and other expense to increase in the future due primarily to interest payments under our revised backbone capacity agreement with AT&T, which accrues interest at an annual rate of 8% on the current principal balance of approximately $85 million, over the remaining 18-year term of the agreement.

Write-down of other investments

   We recorded impairment write-downs of other investments of $10.6 million and $23.9 million in the second quarter and first half of 2001, respectively, including $2.2 million and $9 million, respectively, of write-downs on publicly traded equity securities representing other-than-temporary unrealized losses included in accumulated other comprehensive income (loss) and $8.4 million and $14.9 million, respectively, of write-downs on privately held investments representing a reduction in the investment balance recorded in other investments. There were no impairment write-downs of other investments recorded in the comparable periods in 2000. The impairment write-downs related to publicly traded equity securities resulted from our conclusion that declines in the fair market values of such investments below their carrying values were not temporary (generally, the fair market values were below the carrying values for a continuous period of six months or more). The impairment write-downs related to privately held investments resulted from our conclusion that the carrying values of these investments were not recoverable, based on indicators such as bankruptcy, limited liquidity and low probability of closing required near-term financing.

Equity share of losses of affiliated companies

   Affiliated companies, which we consider to be related parties, include our joint ventures that distribute the @Home and Excite services internationally. Our Work.com joint venture discontinued operations on March 31, 2001 as a result of the current decline in online advertising spending. We invested $15 million in this joint venture in April 2000 and we have fully reduced this investment by our equity share of the joint venture's losses through March 31, 2001. Our ownership interests in these joint ventures generally range from 15% to 50%, with the exception of Excite Japan and Excite UK. Although our ownership interests in the Excite Japan and Excite UK joint ventures exceed 50%, because our majority voting rights are restricted in certain respects by approval, veto, or participatory rights granted to the minority shareholders, these joint ventures have not been consolidated in our financial statements. Equity share of losses of affiliated companies decreased by 56% to $5.3 million in the second quarter of 2001 from $12.1 million in the second quarter of 2000 due to higher prior year losses experienced by joint ventures in earlier stages of development. Equity share of losses of affiliated companies increased by 12% to $19 million in the first half of 2001 from $16.9 million in the first half of 2000 due to the losses experienced by the Work.com joint venture during its shut down in the first quarter of 2001. We expect to continue to record losses related to our equity share in affiliated companies in the future.

Income taxes

   Due to operating losses incurred since inception, we did not record a provision for income taxes in the second quarter and first half of 2001 or 2000. A valuation allowance has been recorded for the net deferred tax assets as of June 30, 2001 and 2000, since we lack an earnings history. Accordingly, we have not recorded any income tax benefit for net losses incurred for any period from inception through June 30, 2001.

Net loss

   Our net losses were $346.2 million and $668.3 million in the second quarter of 2001 and 2000, respectively, and were $1,178.9 million and $1,344.8 million in the first half of 2001 and 2000, respectively. The decrease in our net loss for the second quarter of 2001 as compared to 2000 was due to lower levels of goodwill and intangible asset amortization offset partially by restructuring costs in the second quarter of 2001. The decrease in our net loss for the first half of 2001 as compared to 2000 was also due to lower levels of goodwill and intangible asset amortization offset partially by restructuring costs as well as the write-down of goodwill and other intangible assets in the first half of 2001. We will continue to generate net losses in the foreseeable future primarily due to the significant non-cash charges associated with the costs and amortization related to acquisitions and distribution agreements. The amount of future net loss or income before such costs and amortization will depend on the level of our future revenues and the operating costs required to generate those revenues.

Liquidity and Capital Resources

   On July 24, 2001, we announced that we would need to raise additional funding prior to December 31, 2001 to support our operations. We made this announcement because, for the remainder of the year, we do not expect to experience a recovery in the demand for our online advertising and marketing services, to secure financing terms from some of our equipment vendors, to receive standard payment terms from several critical suppliers, or to recover previously expected amounts in connection with real estate lease commitments, as well as due to other factors. We plan to take further measures to conserve cash in addition to the restructuring plans announced in January and April 2001, and we may raise additional funds through strategic means including the possible sale or restructuring of our media operations, or financing transactions. We have not yet completed any transactions in this regard and there can be no assurance that we will be successful in achieving sufficient cash conservation measures, completing strategic transactions or otherwise raising sufficient additional funds to finance our operations on a timely basis. If we are unable to successfully complete the necessary measures, there would be a material adverse impact on our operations and liquidity.

   There can be no assurance that we will be successful in achieving our targeted expense reductions or achieving positive cash flows, or otherwise raising sufficient additional funds to finance our operations on a timely basis. The trading price of our Series A common stock and the downturn in the U.S. stock and debt markets generally make it more difficult for us to obtain financing through the issuance of equity or debt securities. Financing may not be available on terms acceptable to us or at all. Please also see "Risk Factors--Risks Related to Our Business Generally."

   Since our inception, we have financed our operations primarily through private and public sales of equity securities and convertible debt securities and capital lease and other financing arrangements. As of June 30, 2001, our principal source of liquidity was $162.3 million of cash, cash equivalents and short-term investments, excluding restricted cash, compared to $166.6 million as of December 31, 2000. Our short-term investments consist predominantly of debt instruments that mature in less than one year, are highly liquid and have a high-quality investment rating. We intend to make our short-term investments available, if and when needed, for operating purposes.

   The following represents the summary of our cash flows as of the end of and for the first half of each year indicated (dollars in thousands):

                                                      2001    Change   2000
                                                    --------  ------ --------
Cash and cash equivalents (including restricted
 cash) at the end of the period.................... $175,410     11% $157,508
Cash used in operating activities..................  (58,920)   300%  (14,722)
Cash used in investing activities..................   (9,638)  (89%)  (90,211)
Cash provided by financing activities..............  145,321    284%   37,893

Operating Activities

   Cash used in operating activities in the first half of 2001 increased by 300% over 2000 due to a $58.2 million increase in net loss excluding non-cash charges, partially offset by a $14 million decrease in cash used for accounts payable and other operating assets and liabilities.

Investing Activities

   Cash used in investing activities in the first half of 2001 decreased by 89% over 2000 primarily due to a $24.6 million increase in proceeds from sales of short-term investments, $36.6 million decrease in investments in joint ventures, and $22.5 million decrease in net purchases of other investments, partially offset by a $14.7 million increase in purchases of property, equipment and improvements. We anticipate that we will use cash in investing activities in the future primarily for capital expenditures related to equipment to support expansion of our broadband network operations.

Financing Activities

   Cash provided by financing activities in the first half of 2001 increased by 284% over 2000 due to the net proceeds of $183.2 million related to the issuance of $100 million in convertible notes and the amendment of our backbone capacity agreement with AT&T, partially offset by a decrease in proceeds from issuance of common stock of $58.1 million as a result of the decline in our stock price and an increase in payments on capital leases of $17.7 million. We anticipate that payments on capital lease obligations will increase in the future due to our principal repayment obligations under our new backbone capacity agreement with AT&T and as we finance the purchase of network equipment to support expansion of our broadband network.

Commitments

   As of June 30, 2001, we had commitments under our capital leases and other equipment financings, including our amended backbone capacity agreement with AT&T, to repay $228.3 million plus interest, with $76.6 million of this amount due within 12 months.

   Under our $500 million of convertible subordinated notes issued in December 1999, we are required to make annual interest payments of $23.8 million. These notes mature in December 2006. Annual interest payments on our $437 million convertible subordinated debentures that mature in December 2018 are $2.3 million.

   Under our $100 million of convertible notes issued in June 2001 and included in current liabilities, the holders of these notes may elect to convert the notes at the original issuance price on each anniversary of the date of issuance starting on June 8, 2002, payable in Series A common stock or cash at our option. However, if we have not met specified conditions for redeeming the notes in stock, we may be obligated to pay cash rather than stock to satisfy these redemption obligations. In addition, we may elect to pay cash if redeeming the notes in stock results in an unacceptable level of dilution to our stockholders.

   In connection with our workforce reductions and restructuring plans announced in the first half of 2001, we expect to make cash severance and other payments of approximately $5 million during the remainder of 2001. We will also make rental payments on exited real estate facilities of approximately $4.5 million per quarter starting in the third quarter of 2001.

   Our current operating plan includes significant capital expenditures for the remainder of 2001 related primarily to equipment to support expansion of our broadband network operations. If we were to decrease the level of our capital expenditures in the future in order to conserve cash, this action could curtail the growth of our broadband operations and subscriber base.

   Our corporate headquarters consist of approximately 670,000 square feet in Redwood City, California, which we occupy under 12 to 15 year leases. In addition, we entered into leases for additional nearby facilities in the first quarter of 2000 comprising approximately 250,000 square feet, and we do not intend to occupy these facilities as a result of the restructuring plans that we have committed to in 2001. Total annual rental payments for facilities with remaining lease terms over one year were approximately $30 million as of June 30, 2001 and a substantial portion of these rent payments have been accrued as restructuring costs net of estimated sublease income. Approximately $125 million of the restructuring accrual represents net rental payments that are due more than one year in the future assuming we are not successful in terminating, or assigning to third party lessees the obligations under, our lease commitments. In addition, we had commitments for leasehold improvements related to the additional nearby facilities under construction of approximately $6 million as of June 30, 2001.

Impact of Adoption of New Accounting Standards

   In July 2001, the Financial Accounting Standards Board, or FASB, issued Statement on Financial Accounting Standards No. (FAS) 141, "Business Combinations" and FAS 142, "Goodwill and Other Intangible Assets". FAS 141 is effective for all business combinations initiated after June 30, 2001 and requires the use of the purchase method of accounting, includes criteria for the recognition of intangible assets separately from goodwill, and mandates that all goodwill created after June 30, 2001 will not be amortized. FAS 142 will be effective for fiscal years beginning after December 15, 2001 at which time all goodwill amortization will be discontinued, and instead goodwill must be tested for impairment on at least an annual basis using a fair value method. In addition, separately identified and recognized intangible assets resulting from business combinations completed before July 1, 2001 that do not meet the new criteria for separate recognition of intangible assets will be reclassified as goodwill at the effective date of FAS 142. Those intangible assets not reclassified to goodwill must be reassessed and amortized over revised useful lives in accordance with FAS 142. Prior to the effective date of FAS 142, testing of goodwill for impairment, if required, will be based on our current methodology that relies primarily on a discounted cash flow test. We expect that the adoption of FAS 141 and FAS 142 will result in separately identified intangible assets being reclassified to goodwill and a decrease in goodwill amortization by approximately $50 million in 2002.

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

   Despite our recent convertible note financing and our recently announced backbone capacity agreement with AT&T, we will need to raise additional funds before the end of 2001 to support our business operations. If we are unsuccessful at raising sufficient funds, this would have a material adverse impact on our operations and liquidity. Potential sources of additional funds may include sales of certain of our media operations or financing transactions. We are also exploring other potential cost-cutting measures. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. We may also need additional cash in the future to support our investment in the enhancement and expansion of our network.

   The trading price of our Series A common stock and the downturn in the U.S. stock and debt markets, as well as our existing debt leverage, could make it more difficult for us to obtain financing through the issuance of equity or debt securities in the future. We currently do not have any commitments for additional financing and we cannot be certain that additional financing will be available, when and to the extent required, or on desirable terms. We also cannot guarantee that we will be successful in finding buyers for our media operations. If we do not raise sufficient funds, we also may not be able to fund expansion, take advantage of future opportunities, meet our existing debt obligations or respond to competitive pressures or unanticipated requirements. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our Series A common stock.

Our operating results may fluctuate.

   Our operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. These factors include, but are not limited to, the following:

  .  subscriber growth rates and prices charged by our cable partners;

  . changes in the technological, competitive and legal landscape of the broadband industry, and the continuation of our relationships with our cable partners, particularly Comcast and Cox, on the same terms;

  . our ability to find buyers for certain business units within our media operations, or alternatively to streamline and integrate these operations into our core business and reduce expenses, in a timely manner;

  . whether we are able to sustain network performance at or above levels required by our agreements with our cable partners and demanded by subscribers to the @Home service;

  .  general economic conditions;

  . the introduction of new products or services by us or our competitors, and the integration of new services and features with existing services, such as self-installation kits for the @Home service;

  . the amount and timing of capital expenditures and other costs relating to the expansion of our operations;

  . demand for Internet advertising, including pricing changes for Internet-based advertising, changes in the mix of types of advertising we sell and the addition or loss of advertisers;

  .  the timely payment of amounts owed to us under our agreements; and

  . charges to earnings for workforce reductions, and potential additional write-downs related to impairment of assets including goodwill and other intangible assets related to our acquisitions.

   In addition, our advertising revenue is subject to seasonal fluctuations. Historically, advertisers spend less in the first and third calendar quarters, and user traffic for our narrowband services has historically been lower during the summer and during year-end vacation and holiday periods.

   Our expense levels are based in part on expectations of future revenue and, to a large extent, are fixed. We may be unable to identify and react in a timely manner to rapidly changing business conditions and therefore may not adjust our operating plan or spending quickly enough to compensate for an unexpected revenue or cash shortfall. Due to all of the foregoing factors and the other risks described in this section, you should not rely on period-to-period comparisons of our results of operations as an indication of future performance. It is possible that in some future periods our results of operations may be below the expectations of public market analysts and investors. In this event, the trading price of our Series A common stock may fall.

General economic conditions may prevent us from meeting our subscriber forecasts and targeted subscriber and advertising revenues.

   Decisions by consumers and our business customers to subscribe to our broadband services are to some extent discretionary. The slowdown in the U.S. economy may cause consumers and business customers to defer decisions to open new subscriptions to our broadband services, or could lead our cable partners to reduce their investments in upgrading their cable infrastructure to support our broadband services and in marketing to attract new subscribers. In addition, we expect our advertising revenues to continue to decrease due to weak demand for Internet advertising. As a result, there is continued uncertainty with respect to our targeted revenues for the remainder of 2001, and any unexpected decrease in demand for our broadband and advertising services could have a material adverse effect on our revenues and operating results. If our revenues were to decrease significantly and we were unable to adjust our level of operations or reduce our spending in a timely manner, our operating results would be materially harmed.

In light of our financial condition, our business partners may terminate their relationships with us or seek to make the terms of their relationship with us less favorable, which could impact our ability to conduct our business.

   We have agreements and relationships with many third parties, including equipment suppliers, network engineering, management and maintenance consultants, providers of telecommunications circuits and other service providers that are integral to conducting our day-to-day operations, particularly with respect to maintaining the performance of our network and offering the @Home service. These service providers may perceive that there is increased risk in doing business with us due to our current financial position. Some providers of network equipment have ceased, and others may cease, to finance our purchases of equipment, which could negatively impact our cash flows. Also, if we are unable to make payments on a timely basis, our service providers may terminate their arrangements or relationships with us, and this would make it more difficult for us to conduct our business.

We have incurred and expect to continue to incur substantial losses.

   We have incurred net losses in every fiscal period since our formation in 1995. In addition, we intend to continue to incur significant capital expenditures and operating expenses in order to expand our network and enhance its performance, and market and provide our broadband services to potential subscribers. As a result of our past acquisitions, we will incur substantial non-cash charges in future periods, including charges relating to the amortization of goodwill during the remainder of 2001 and other intangible assets in future periods. In recent quarters, we have recorded significant write-downs of these intangible assets, and we may have to record additional write-downs in the future if we determine that these assets have suffered additional impairment. Therefore, we anticipate that we will continue to incur significant net losses and negative cash flows for the foreseeable future. Even if we do achieve profitability in the future, we may not be able to sustain or increase profitability in the long run.

If we fail to meet the continued listing requirements of the Nasdaq Stock Market, our Series A common stock could be delisted and the liquidity of our Series A common stock would decline, and harmful consequences may be triggered under our convertible debt agreements.

   Our Series A common stock is listed on the Nasdaq National Market. The Nasdaq Stock Market's Marketplace Rules impose requirements for companies listed on the Nasdaq National Market to maintain their listing status, including minimum bid price and net tangible assets or stockholders' equity requirements. Because we currently do not meet the net tangible assets or stockholders' equity requirements, the Nasdaq rules require us to maintain at least a $3.00 minimum bid price. Our Series A common stock is currently trading at levels lower than this threshold. Our stockholders have approved a reverse stock split which would, if our board of directors elects to implement it, increase the trading price of our Series A common stock above this threshold. If we did implement a reverse stock split, we cannot assure you that this will result in a sustained increase in the trading price of our Series A common stock above the minimum bid price requirements.

   Delisting could reduce the ability of holders of our Series A common stock to purchase or sell shares as quickly and as inexpensively as they have done historically. For instance, failure to obtain listing on another market or exchange may make it more difficult for traders to sell our securities. Broker-dealers may be less willing or able to sell or make a market in our Series A common stock. Not maintaining a listing on a major stock market may result in a decrease in the trading price of our Series A common stock due to a decrease in liquidity, reduced analyst coverage and less interest by institutions and individuals in investing in our Series A common stock.

   Finally, under the terms of our recent $100 million convertible note financing, we are required to maintain the listing of our Series A common stock on either the New York Stock Exchange, the Nasdaq National Market or the American Stock Exchange. If, at any time after receiving a redemption notice from a noteholder and prior to the redemption, delisting of our Series A common stock is threatened due to falling below the continued listing criteria or by written notice of the commencement of delisting proceedings by one of these stock markets, we would no longer be able to elect to issue shares of our Series A common stock to satisfy our redemption obligations under the convertible notes, and would instead be required to pay cash. Also, if our Series A common stock were ultimately delisted from one of these stock markets, the holders of the convertible notes would have the right to require us to redeem the notes for cash at that time. Delisting from these stock markets would also make it more difficult for us to raise capital in the future.

Our existing debt obligations may make it difficult for us to enter into strategic transactions or to obtain financing in the future.

   The terms of the agreements governing our outstanding convertible notes and debentures may restrict our ability to be acquired, sell our assets or obtain financing in the future. Under the terms of these agreements, in the event of a change of control of Excite@Home or a sale of all or substantially all of our assets, the surviving entity would be obligated to assume our outstanding debt obligations, and in the event of a change of control, the holders of each of our outstanding convertible notes and debentures would have the right to redeem their debt securities for cash. If such a transaction resulted in our stockholders receiving securities that were not publicly-traded, the holders of our recently-issued $100 million principal amount convertible notes could have the right to redeem the notes for cash at a premium, based on when such a transaction occurred. These provisions may make it difficult to enter into such a transaction with potential acquirers. In addition, we issued a security interest on some of our assets to secure our obligations under our $100 million principal amount convertible notes. This security agreement would restrict our use of the proceeds from a sale of secured assets if the aggregate book value of our secured assets remaining after the sale was less than $100 million.

   Finally, our existing debt obligations may make it difficult for us to attract financing in the future through the issuance of equity or debt securities. Our convertible subordinated notes require that any subsequent indebtedness be secured by our assets in order to be senior to the subordinated convertible notes. Therefore, we may only issue additional senior debt up to the amount of the book value of our assets, excluding $100 million of assets already secured as collateral for our $100 million principal amount convertible notes and excluding our backbone capacity agreement with AT&T. In addition, the conversion of any of our outstanding debt securities could result in substantial dilution to our stockholders. In particular, in the event of a redemption of our $100 million principal amount convertible notes, if we elect to satisfy this obligation by issuing shares of stock, this could result in substantial dilution depending on the then-current trading price of our Series A common stock. This potential dilution could dissuade potential investors from investing in the event that we attempt to issue additional convertible debt securities in the future. Finally, the $100 million principal amount convertible notes also contain anti-dilution rights that could result in an increase in the conversion ratio of these notes, and therefore additional dilution, in the event of an issuance of shares in a financing transaction.

Our substantial debt leverage and debt service obligations may adversely affect our cash flow.

   We have in excess of $1 billion in outstanding indebtedness, primarily from outstanding convertible notes, debentures and capital lease obligations. We are obligated to make annual interest payments of more than $40 million under our indebtedness and we must repay in the near future significant amounts of principal under our capital lease and other obligations, including approximately $75 million within the next 12 months. We may be unable to generate sufficient cash to make principal, interest and other payments under our debt and capital lease obligations when due. In particular, although our $100 million principal amount convertible notes do not mature until 2006, the note holders may elect to redeem the notes for the original issuance price on each anniversary of the date of issuance, payable in Series A common stock or cash at our option. However, if we have not met specified conditions for redeeming the notes in stock, we may be obligated to pay cash rather than stock to satisfy these redemption obligations. In addition, we may elect to pay cash if redeeming the notes in stock results in an unacceptable level of dilution to our stockholders.

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

  . limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and

  . placing us at a possible competitive disadvantage compared to less-leveraged competitors and competitors that have better access to capital resources.

If we are unable to comply with the obligations under any of our outstanding debt or lease obligations, this could in turn result in a default under our other debt obligations and the acceleration of repayments, which may result in a foreclosure on our assets.

   Under the terms of the agreements governing our $100 million principal amount convertible notes, we have agreed to several conditions, the failure of which could result in obligations to make cash payments, an acceleration of the amount due under the notes and/or an event of default under the notes. Depending on the condition, we may be obligated to pay, in addition to other possible damages, a cash amount equal to the greater of the outstanding principal amount of the notes, which is currently $100 million, or if the trading price of our Series A common stock is greater than $4.38 per share, the then-current fair market value of the shares issuable upon conversion of the outstanding principal of the notes, which currently amounts to 22.8 million shares. Failure to register the resale of the shares underlying the notes within specified timeframes could result in obligations to make cash payments or an acceleration of the amount due under the notes. Other events that would trigger an acceleration of the amount due include failure by us to deliver shares upon a conversion of the notes within specified timeframes for delivery, breach of any of our representations or obligations under the notes and failure to cure the breach on a timely basis, or suspension or delisting of our Series A common stock from trading on the Nasdaq National Market. Events of default include failure to meet our payment obligations under these notes or our other outstanding debt obligations, failure to meet material provisions of the notes for a period of 30 days after receiving notice, or filing for bankruptcy. A default under these notes could result in acceleration of the amounts due under our other outstanding convertible subordinated notes and debentures.

   In addition, we granted AT&T a security interest in our backbone capacity agreement with AT&T. We have also granted a security interest in other assets to secure our obligations under our $100 million principal amount convertible notes. If we default under any of these agreements, or any of our other outstanding debt obligations, AT&T and the holders of our $100 million principal amount convertible notes may elect to foreclose on our assets. If this were to occur, we would be unable to conduct our business.

Conversion of our outstanding convertible debt securities and warrants, or the sale of shares held by our cable partners, could result in substantial dilution and a decrease in the trading price of our Series A common stock.

   Each of our outstanding convertible debt securities is convertible into shares of our Series A common stock. In particular, our $100 million principal amount convertible notes are currently convertible at the rate of $4.38 per share, which represents 22.8 million shares. However, we may be obligated to issue a larger number of shares in some circumstances. For example, if the note holders elect to redeem the notes, and we elect to satisfy our redemption obligations by issuing securities, the notes would convert based on a 5% discount to the average of the volume-weighted average trading price of our Series A common stock over the 10 trading days prior to issuance, and the stock would be issued in eight equal installments over an 80-day period. Decreases in the trading price of our Series A common stock could result in the issuance of additional shares if we elect not to pay cash to satisfy our redemption obligations. In addition, our other convertible debt securities are currently convertible into an aggregate of 14.6 million shares.

   We have also issued a substantial number of warrants to our cable partners in connection with our distribution agreements with these partners. Currently, warrants to purchase 148.4 million shares of our Series A common stock are outstanding, including warrants to purchase 21.9 million shares held by Cablevision that we are seeking to recover in connection with the termination of our agreement with that cable company. The substantial portion of our outstanding warrants are not vested and most are exercisable at prices substantially above the current trading price of our Series A common stock. In addition, AT&T, Comcast and Cox hold substantial amounts of our outstanding Series A common stock. We recently announced that our mutual exclusivity arrangements with Comcast and Cox will terminate later this year, and if these companies sell their shares, this could result in a decrease in the trading price of our Series A common stock.

Our future success depends on our ability to attract, retain and motivate highly skilled employees.

   Our future success depends on our ability to attract, retain and motivate highly skilled and experienced employees. Competition for experienced management, engineering and other key personnel is intense, particularly in the market segment in which we compete and in the San Francisco Bay Area where our headquarters is located. We grant stock options as a method of attracting and retaining employees, to motivate performance and to align the interests of management with those of our stockholders. Due to the decline in the trading price of our Series A common stock, a substantial portion of the stock options held by our employees have an exercise price that is higher than the current trading price of our common stock, and therefore these stock options may not be effective in helping us to retain valuable employees. Also, we have recently executed workforce reductions and have announced that we intend to sell or restructure media operations not directly supporting our broadband strategy. This may create concern about job security among existing employees that could lead to increased turnover. As a result of these factors, we may have difficulties in retaining current employees and attracting new employees. Employee turnover may result in a loss of knowledge about our customers and our operations and our internal systems, which could materially harm our business.

   We believe that our success will depend on the continued services of our executive management team. In addition, other key employees possess marketing, technical and other expertise that is important to the operations of our business. Changes in our business and financial position, as well as changes in the economic environment, especially in our industry sector, have increased the risk of turnover of executives and key employees. We have recently announced the departure of several members of our executive management team, which may result in a loss of knowledge about the company's operations. All of our current executive officers and other employees serve "at- will" and may elect to pursue other opportunities at any time. If any of these employees leave, we may not be able to replace them with employees possessing comparable skills.

Our management team must successfully integrate new members and must manage our workforce reductions in order for our business to be successful.

   We face challenges in managing our operations due to changes in our management team and our recent workforce reductions. In particular, Patti Hart replaced George Bell as our new Chairman and Chief Executive Officer in April 2001, and Matt Jones became our Chief Operating Officer in June 2001. New members of our management team may bring management styles, philosophies and policies that could take time to implement. In addition, as a result of our recent reductions in workforce we will need to operate with fewer employees and existing employees may have to perform new tasks previously performed by former employees. Our growth over the past few years, combined with significant changes to our business and past changes in our management team, have placed significant strain on our administrative, operational, and financial resources and controls. If we cannot effectively establish and improve our processes, this will impact our ability to manage our business, operations and financial results.

We are controlled by AT&T, and our interests may not always align with AT&T's interests.

   AT&T currently owns all 86.6 million outstanding shares of our Series B common stock, each of which carries ten votes per share, and overall holds approximately 74% of our voting power. In addition, this Series B common stock ownership gives AT&T the right to elect a majority of our board of directors, and currently six of the ten members of our board of directors are designees of AT&T. Therefore, we are subject to both board and stockholder voting control by AT&T. It is possible that AT&T's objectives will diverge from ours. In October 2000, AT&T announced that it will restructure its operations into four separate companies or business groups and AT&T's interest in Excite@Home will be held by one of these companies or business groups. In July 2001, AT&T received an unsolicited offer from Comcast to acquire AT&T's broadband operations, and AT&T announced that it would evaluate this proposal. We cannot predict what impact, if any, the AT&T restructuring or any potential transaction between AT&T and Comcast or any other potential acquirer of AT&T's broadband operations may have on our company.

Risks Related to Our Broadband Business

We need to add subscribers at a rapid rate for our broadband business to succeed, but we may not achieve our subscriber growth goals.

   Our actual revenues and the rate at which we add new subscribers to the @Home service and our broadband content services may differ from our forecasts. We may not be able to increase our subscriber base fast enough to meet our internal forecasts, the forecasts of industry analysts or the expectations of investors. The slowdown in the U.S. economy may lead to reduced demand for our broadband services, delay the development of new applications that could drive increased demand for our broadband services, or lead our cable partners to reduce their investments in upgrading their cable infrastructure to support our broadband services and in marketing to attract new subscribers. The rate at which subscribers have increased in the past does not necessarily indicate the rate at which subscribers may be expected to grow in the future. If we do not meet subscriber forecasts, our revenues and operating results could be materially harmed, and the trading price of our Series A common stock may decrease.

Our relationships with our cable partners are critical to the success of our broadband business.

   We currently are dependent on cable companies to provide the @Home service since the cable companies' local networks are required to deliver the service to residential homes. The cable infrastructure was originally designed to handle one-way data transmission, and we are not able to offer the @Home service until cable companies upgrade their networks to handle two-way high-speed data transmission. We have entered into distribution agreements with AT&T, Comcast, Cox and other cable partners to offer a co-branded version of the @Home service to their customers, and we receive from our cable partners a percentage of the fees paid by their customers that subscribe to the @Home service. We recently announced that our mutual exclusivity obligations with Comcast and Cox will end on December 4, 2001, although our distribution agreements with these cable companies currently remain in place. We are currently in discussions with these cable partners to restructure our commercial relationships, but we cannot assure you that these transactions will occur or that Comcast and/or Cox will not also elect to terminate their entire relationships with us in the future. If our relationships with one or more of these cable partners or AT&T were to terminate or diminish, we may not be able to offer the @Home service to the customers served by those cable companies on a cost-effective basis, or at all, or the revenues we receive from these customers may decrease. Any of these results could materially harm our business.

The sustainability of our broadband business in the long term is unproven.

   We have made significant up-front investments in our backbone network and supporting network facilities in order to offer the @Home service and related broadband content services. Whether or not our broadband business will achieve profitability and long-term sustainability is dependent on several factors, most notably the development of new applications to drive continued increases in demand for broadband services, our ability to maintain our current relationships with our cable partners and to successfully implement an "open access" strategy, the ability of our cable partners to grow their subscriber bases and the price that these subscribers pay for the service. Our costs are not entirely fixed, and we incur incremental costs with each additional subscriber in order to meet expected network performance and customer service levels. As discussed below, if our cable partners elect to provide some or all of our services through their own operations, this would negatively impact our revenues and could materially harm our business. Our broadband operations have not generated positive cash flows since our inception, and we cannot guarantee you that we will be able to achieve positive cash flows in the future.

We could face significant competition in the event that our cable partners offer competing Internet access services or other companies offer Internet access services over our cable partners' cable systems.

   Our cable partners may determine in the future that they can provide broadband services themselves or with the help of a competing Internet access provider, rather than offering our services. As a result of the termination of our exclusivity arrangements with Comcast and Cox which will become effective December 4, 2001, after this date Comcast and/or Cox may allow alternative providers to offer broadband Internet access services over their cable infrastructure and may enter into commercial arrangements with competing broadband Internet access providers. In addition, our March 28, 2000 letter agreement provides for an implementation plan that would, at the election of Comcast or Cox, require us to transfer specified subsystems and network elements to Comcast or Cox to enable them to offer aspects of the @Home service themselves, in which event we would negotiate a new revenue split to reflect any expenses that are no longer incurred by us due to the transfer. The agreement also provides for an exit plan that would, in the event that either Comcast or Cox decides to terminate its relationship with us, require us to transfer to Comcast or Cox specified assets used by us in delivering our broadband services to them. If Comcast or Cox, or our other cable partners, reduce their reliance on our broadband access services, we may receive a smaller percentage of broadband access subscription fees collected by them. If they elect to offer their own competing services or enter into relationships with competing Internet access providers, or to terminate their relationships with us altogether, we could lose current or potential subscribers and this may adversely impact our future revenues and operating results.

   Most of our other cable partners are currently subject to exclusivity obligations that prohibit them from obtaining high-speed, greater than 128 kilobits per second, residential consumer Internet services from any source other than Excite@Home. In particular, the current exclusivity obligations of AT&T, our largest cable partner, expire on June 4, 2002, and may be terminated sooner under some circumstances, although in March 2000 we entered into an agreement with AT&T providing for a modified commercial relationship which extends from June 2002 until June 2008. In addition, the Federal Communications Commission, or state or local governments, could impose regulations that require our cable partners to grant competitors access to their cable systems. As a result, we could lose potential new or existing subscribers, distribution relationships and ultimately revenue to competitors in a voluntary or regulation-mandated open access environment.

   The markets for consumer and business broadband services are already extremely competitive, and we expect that competition will intensify in the future. Our most direct competitors for broadband services include providers of cable-based Internet services such as AOL Time Warner, as well as DSL and other telecommunications providers, fixed wireless Internet access providers, satellite Internet access providers, cable and fiber-optic system over-builders and Internet and online service providers. For a more detailed description of these competitors, see our annual report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001. These competitors currently provide alternative services, in many cases over different communications media, but could compete with us directly in the business of broadband Internet access services over the cable infrastructure in an open access environment. Some of these competitors and potential competitors have substantially greater financial, technical, marketing and other resources than we do. In particular, because our cable partners provide the @Home service to consumers, our competitors may have greater brand name recognition. These competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and devote more resources to developing Internet services or online content than we can. These competitive pressures could significantly impact the growth of our broadband subscriber base.

If we cannot maintain the reliability, scalability and speed of our broadband network, customer demand for our broadband services and our relationships with our cable partners will suffer.

   The satisfactory performance, reliability and availability of our broadband network is critical to our ability to attract and retain large numbers of subscribers. Broadband networks face performance challenges that are different from traditional data and telecommunications networks. Because the @Home service offers high transmission speeds, our users are more likely to transfer large amounts of data, such as multimedia applications, over our network. In addition, because the @Home service is always on, users perform some tasks, such as checking e-mail, much more frequently than narrowband users. As the number of subscribers to our service increases and as broadband applications are developed that require the transfer of large amounts of data simultaneously, the performance of our network may decrease. Also, our network performance may suffer in particular geographic areas due to our reliance on regional data centers and the cable infrastructure located in those areas to support our broadband services. If the existing infrastructure for a particular geographic area does not accommodate additional subscribers, and if our cable partners are unwilling to upgrade the cable infrastructure in such areas, network performance for such areas could decline.

   In past periods, the performance of our broadband network has deteriorated in some markets. For example, we have suffered performance problems with our e-mail services. In addition, although our cable partners have implemented policies to restrict our subscribers from inappropriate use of the @Home service, such as uploading excessive amounts of data, some of our subscribers have not adhered to these policies, and this has contributed to performance problems in locations where those subscribers reside. If we experience frequent or persistent degradation in system performance, our reputation and brand could be permanently harmed, and we may lose subscribers. Consumer litigation against us and/or our cable partners may arise as a result of network performance problems, and our cable partners may seek indemnification from us for damages in the event of such consumer claims.

   Because we rely on our cable partners to offer the @Home service to customers, if our network does not perform to the levels that our cable partners demand, our relationships with our cable partners will suffer. We have entered into service level agreements with Comcast and Cox under which we have agreed to meet specified network performance standards and to pay Comcast and Cox preset liquidated damages if we fail to achieve these network performance levels during any reporting period. If the @Home service does not meet the reliability levels that our cable partners seek, they may choose not to offer the service or may attempt to terminate their relationships with us.

If our cable partners offer our broadband services at discount prices, our operating results may be harmed.

   Under the terms of our distribution agreements with our cable partners, our cable partners are generally free to price our broadband services at their discretion. Because our agreements with each of our cable partners provide that we will receive a percentage of the revenues that our cable partners receive from sales of our broadband services, if our cable partners offer our broadband services at discount prices, we will receive less revenue.

The equity incentives that we have granted to our cable partners might not have the effect that we anticipated.

   The trading price of our Series A common stock has experienced a significant decline since 2000. Some of our cable partners hold substantial amounts of our outstanding common stock, and we have issued warrants to many of our cable partners in connection with distribution agreements that we entered into with these companies. Many of these warrants have exercise prices that are greater than the current trading price of our Series A common stock. In particular, the warrants that we granted to AT&T, Comcast and Cox under our March 28, 2000 letter agreement have exercise prices that are substantially above the current trading price of our Series A common stock. As a result, these equity securities may not sufficiently motivate our cable partners to maintain their relationships with us.

We depend on our cable partners to upgrade to the two-way cable infrastructure necessary to support the @Home service.

   The ability of a subscriber to receive the @Home service depends in large part on whether the cable company in its area has upgraded its cable network to support two-way high-speed data transmission. Only a portion of existing cable plants in the United States and in some international markets have been upgraded to two-way hybrid fiber-coax cable, and even less are capable of high-speed two-way data transmission. Currently, approximately two-thirds of our North American cable partners' cable infrastructure was capable of delivering the @Home service. The efforts by our cable partners to upgrade their cable networks places a significant strain on the financial, managerial, operating and other resources of our cable partners, most of which are already highly leveraged. Therefore, these infrastructure investments have been, and we expect will continue to be, subject to change, delay or cancellation. Furthermore, because of consolidation in the cable television industry, as well as the sale or transfer of cable assets among cable television operators, many cable companies have delayed upgrading particular systems that they plan to sell or transfer. If these upgrades are not completed in a timely manner, our broadband services may not be available on a widespread basis and we may not be able to increase our subscriber base at the rate we anticipate. Although our commercial success depends on the successful and timely completion of these infrastructure upgrades, most of our cable partners are under no obligation to upgrade systems or to introduce, market or promote our broadband services. As has happened in the past, even if a cable partner upgrades its cable infrastructure, the upgraded infrastructure may not function properly, and therefore may cause a delay in the availability of our broadband services for particular areas. The failure of our cable partners to complete these upgrades in a timely and satisfactory manner, or at all, would significantly harm our business.

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

   Installation of the @Home service generally requires a customer service representative employed by a cable partner to install a cable modem at a customer's location and therefore can be time consuming. We believe that our ability to meet our subscriber goals depends on the degree to which self-installation initiatives and cable modems become more widely available in channels such as personal computer manufacturers and retail outlets. In addition, we must deploy systems that allow customers to self-provision the @Home service through online and other means in order to increase the attractiveness and usefulness of self-installed cable modems. If these developments do not occur, it would be difficult for us to attract large numbers of additional subscribers. In addition, subscriber growth could be constrained and our business could be significantly harmed if our cable partners slow the deployment of the @Home service because they are not able to obtain a sufficient quantity of cable modems.

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

   We currently face litigation in multiple class action lawsuits arising out of our relationships with our cable partners. If we do not prevail in these matters, we could be forced to pay damages, allow other service providers to use our network, or a court could impose limitations on our relationships with our cable partners or restrictions on the way we conduct our business. For a summary of the most significant of these litigations, please refer to the sections entitled "Legal Proceedings" in this and prior quarterly reports and in our annual report filed with the Securities and Exchange Commission. Other parties could file litigation based on similar or other legal theories in the future. Lawsuits filed against us could divert the attention of management and key personnel, could be expensive to defend and may result in adverse settlements and judgments.

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

Risks Related to Our Media Business

We and other Internet advertisers have experienced weakened demand for Internet advertising services, and if we are unable to grow or maintain our Internet advertising revenues, our operating results would be harmed and our stock price may decline.

   We derive a significant portion of our revenues from the sale of advertising on our web sites. We have experienced a rapid deterioration in the demand for our advertising services due to the slowdown in the U.S. economy, decreased corporate spending, concerns about the effectiveness of Internet advertising and concerns about the uncertainty regarding the future of our narrowband media operations. We have attempted to focus our marketing of advertising services towards companies in traditional lines of business rather than Internet companies, but advertisers that have traditionally relied upon other media may be reluctant to advertise online, or may not be willing to pay the same rates as Internet companies. Furthermore, we have recently introduced a pricing structure for advertising on our broadband services at premium rates, but we cannot be certain whether advertisers will be willing to pay for these services. If we are unable to convince advertisers of the effectiveness of Internet advertising, particularly our premium services, or if the demand for Internet advertising remains sluggish due to a weak U.S. economy, our revenues and operating results could be materially harmed.

Our announcement that we intend to sell or restructure portions of our media operations may have a material adverse impact on our operating results and cash flows.

   We previously announced that we intend to sell or restructure portions of our media operations that do not directly support our broadband strategy. This announcement could impact our ability to operate our narrowband media business in several ways:

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

   Although we are attempting to target our advertising services towards new customers in more traditional non-Internet lines of business, a significant portion of our current advertising arrangements are with Internet companies. Many of these Internet companies are not yet profitable. With the recent downturn in the economy generally and in the technology sector in particular, many Internet companies have been unable to attract venture capital funding to support their operations and are therefore shutting down operations. As a result, we may not receive all of the payments owed to us under our current advertising arrangements, which could materially harm our cash position and results of operations in the future.

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

   Many of our competitors for Internet advertising have longer operating histories in the Internet market, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we have. These competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees, distribution partners, advertisers and content providers. Further, it is possible that our competitors could develop services that are superior to ours or that achieve greater market acceptance than our offerings.

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

   The success of our Internet web sites is also dependent on Internet users continuing to use "portal" web sites for their information needs. Some Internet measurement services have reported that the number of unique users of Internet portal sites has been decreasing in recent periods. If Internet users begin to become less dependent on portal sites, and instead go directly to particular web sites, our traffic levels could decrease as measured by unique users, reach and pages views. As a result, the number of advertising impressions and the attractiveness of our sites to advertisers could be impacted, which would harm our media and advertising revenues.

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

   For example, in the fourth quarter of 2000, a purported class action suit was filed against our MatchLogic subsidiary, alleging unauthorized access to, as well as interception and misuse of, customer data based on our advertising targeting technology. In addition, the Federal Trade Commission and some states have been investigating Internet companies regarding their use of personal information, and some groups have initiated legal action against Internet companies regarding their privacy practices. Also, the United States federal and various state governments have proposed new laws restricting the collection and use of information regarding Internet users. We could incur additional expenses if new regulations regarding the use of personal information are introduced or if government agencies choose to investigate our privacy practices. Also, currently available web browsers allow users to hide their identity and to prevent cookies from being written to, or read from, the user's hard drive, and technology that shields e-mail addresses, cookies and other electronic means of identification could become commercially accepted. Any reduction or limitation in the use of personal information or cookies through legislation, new technology or otherwise could limit the effectiveness of our ad targeting and other services, which could harm our business.

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

   A key component of our strategy is to expand into international markets and offer broadband services in those markets. We have limited experience in developing localized versions of our products and services and in developing relationships with international cable system operators. We may not be successful in expanding our product and service offerings into foreign markets. We have made substantial cash investments in many of our international joint ventures and we may need to provide additional funding to these joint ventures in the future to maintain their solvency. Some or all of these joint ventures may never become profitable and should a decision be made to dissolve them, we would likely lose our entire investment. For example, during 2001 we have shut down our consolidated European narrowband operations.

   In addition to the uncertainty regarding our ability to generate revenues from foreign operations and expand our international presence, we face specific risks related to providing broadband services in foreign jurisdictions, including:

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

   We have made equity investments in many Internet companies, including joint ventures in other countries. Our investments in these companies may not yield any return. Of these companies that now have publicly traded stock, a significant portion are currently trading at prices lower than our original purchase price for the stock. In addition, a substantial portion of these investments is in the form of illiquid securities of private companies. These companies typically are in an early stage of development and may be expected to incur substantial losses. The recent decline in the stock market, particularly in the technology sector, has made it less likely that the stock of private companies will become liquid in the near future through an initial public offering or an acquisition. We also are required to account for some of these investments under the equity method of accounting, and therefore must record a share of the net losses in some of these companies. We have incurred charges related to write-downs or write-offs of assets with respect to some of these investments, and may incur additional charges in the future if these companies are not successful.

If we do not maintain the security of our networks, we could lose customers and may be subject to litigation.

   We have in the past experienced security breaches in our networks. We have taken steps to prevent these breaches, to prevent users from the unauthorized sharing of files via the @Home service and to protect against bulk unsolicited e-mail. However, actual problems with, as well as public concerns about, the security, privacy and reliability of our networks may inhibit the acceptance of our services.

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

   Many parties are actively developing Internet-related technologies. We believe that these parties will continue to take steps to protect these technologies, including seeking patent protection. As a result, we believe that disputes regarding the ownership of these technologies are likely to arise in the future. Although we have several patents, copyrights, trademarks, trade secrets and other intellectual property rights, these may not be sufficient to protect our key products, business methods and processes. From time to time, parties assert patent infringement claims against us in the form of letters, lawsuits and other forms of communications. In addition to patent claims, third parties may assert claims against us alleging unfair competition or infringement of copyrights, trademark rights, trade secret rights or other proprietary rights.

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

Interest Rate Sensitivity

   As of June 30, 2001, we had two issuances of long-term convertible debt outstanding and $100 million of zero-coupon convertible notes issued in June 2001 and classified as current liabilities. The balance of our convertible debentures issued in December 1998, net of unamortized original issue discount, was $247.2 million as of June 30, 2001 and bears an effective interest rate of approximately 4%. Our convertible notes issued in December 1999 had an outstanding balance of $500 million as of June 30, 2001 and bear a fixed rate of interest of 4.75%. In some circumstances, we may be required to redeem these debt instruments for our Series A common stock or cash. Our $100 million of zero-coupon convertible notes may be converted at the holder's option at each anniversary date or redeemed by us starting on the second anniversary date at a 5% discount from the then-current weighted average price of our Series A common stock, which could result in significant dilution to our stockholders. Because the interest rates on these debt instruments are fixed, a hypothetical 10 percent increase or decrease in market interest rates would not have a material impact on us. Increases in market interest rates could, however, increase the interest expense associated with future borrowings by us, if any. We do not hedge against interest rate increases.

Equity Price Risk

   We own shares of privately held and publicly traded companies that we classify as other investments in our consolidated balance sheets. We generally value our investments in privately held companies at cost. Because many of these companies are technology startups in an early stage of development and may never develop into commercially viable businesses, these investments are inherently risky and we may incur losses related to our investments in these companies. We value our investments in the equity securities of publicly traded companies using the closing fair market value stated in the Wall Street Journal for the last day of each month. We write-down our investments in privately held investments and publicly traded equity securities when there is a permanent decline in value. We wrote-down $129.5 million, $13.4 million and $10.6 million of such investments in the fourth quarter of 2000, first quarter of 2001 and second quarter of 2001, respectively. The fair market value of our other investments was $22.4 million as of June 30, 2001, and these other investments are at risk of further declines in the future. We do not hedge against equity price changes.

Foreign Currency Exchange Rate Risk

   Substantially all of our revenues are realized in U.S. dollars and most of our revenues are from customers located in the United States. Therefore, our foreign currency exchange rate risk is substantially limited to funding commitments to our international joint ventures. Because the timing and amount of the required contributions is not predictable, we do not typically hedge against foreign currency exchange rate changes and we did not hold any such hedges as of June 30, 2001.

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

   On April 23, 2001, we filed suit against Cablevision Systems Corporation and its affiliates in the Delaware Chancery Court, for rescission of our distribution agreement with that company and warrants to purchase our Series A common stock issued under that agreement, or alternatively for damages for breach of that agreement. We have alleged that Cablevision has breached its exclusivity obligations under the agreement by offering its own "Optimum Online" service instead of the @Home service. Cablevision has answered the complaint, denying our allegations. We intend to pursue this action vigorously. If we do not succeed, Cablevision may be allowed to retain its warrants, which could have a harmful dilutive effect on our stockholders.

   On March 19, 2001, Pogo.com, Inc., filed suit against us in San Mateo County Superior Court for alleged breach of a merger agreement under which we were to acquire Pogo.com in exchange for shares of our Series A common stock. On January 5, 2001, we notified Pogo.com that we had terminated the merger agreement in accordance with the provisions of the agreement. The complaint seeks damages for breach of contract and breach of the implied covenant of good faith and fair dealing. The case is currently set for trial on November 26, 2001. We believe this action is without merit and intend to defend against this action vigorously. If we do not prevail in this action, we may be required to pay substantial damages, which could seriously harm our business.

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

   Allen Ozdemir filed a purported class action on April 29, 1999 against two of the former officers and directors of iMall for failing to halt or delay a block sale of restricted iMall stock prior to our acquisition of iMall. On October 27, 1999, we acquired iMall. On August 28, 2000, the plaintiff amended his complaint to state two claims for breach of fiduciary duty, claiming that Messrs. Rosenblatt and Mazzarella owed the purported plaintiff class duties to halt or delay the stock sale both in their capacity as officers and directors of iMall and in their capacity as attorneys in fact of the stockholders participating in the stock transaction. The plaintiff seeks unspecified compensatory damages, restitution, and punitive damages. The amended complaint has been answered on behalf of Messrs. Rosenblatt and Mazzarella, denying the plaintiff's claims. The court has granted the plaintiff's class certification motion. We believe this action is without merit and the defendants intend to defend against this action vigorously. If the defendants do not prevail in this action, they may be required to pay substantial damages. We or iMall could potentially be obligated to indemnify the defendants against some or all of any damages awarded, which amount could materially impact our results of operations and cash position.

   Please also refer to Item 3 of our annual report on Form 10-K for the year ended December 31, 2000 for a description of other ongoing material legal proceedings which neither first became a reportable event, nor included any material development, during the second quarter of 2001.

   We cannot assure you that we will prevail in any litigation. Regardless of the outcome, any litigation may require us to incur significant litigation expenses and may result in significant diversion of management.

ITEM 2. Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

   On June 8, 2001, we issued and sold $100 million in aggregate principal amount of zero-percent five-year convertible secured notes in a private transaction that was exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act and/or Rule 506 promulgated under the Securities Act. The notes are convertible at the holders' option at any time into shares of our Series A common stock at a 10% premium to the weighted average trading price of our shares on June 8, 2001, or $4.38 per share, subject to adjustment in specified circumstances. The notes mature in July 2006, but may be redeemed by the holders on each anniversary of the date of issuance of the notes or by us on the second, third and fourth anniversaries of the date of issuance of the notes. The buyers of the notes were HFTP Investment L.L.C., Gaia Offshore Master Fund, Ltd. and Leonardo, L.P.

Use of Proceeds from Sales of Registered Securities

   Not applicable.

ITEM 3. Default Upon Senior Securities

   Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

   Holders of our Series A common stock are entitled to one vote for each share and holders of our Series B common stock, which are all held by AT&T, are entitled to ten votes for each share, for a total of 1,187,856,484 eligible votes based on holders of our common stock of record at the close of business on May 25, 2001.

   On July 24, 2001, we held our annual meeting of stockholders. The matters voted upon and approved by the stockholders at the meeting, and the number of votes cast with respect to each such matter, were as follows:

   1. Amendments to our certification of incorporation authorizing the board of directors, at their discretion, to elect to effect a reverse split of our outstanding common stock at an exchange ratio of:

     (a) one-to-two:

          For                            Against                                          Abstain
     -------------                      ---------                                         -------
     1,101,549,447                      5,402,388                                         504,287

     (b) one-to-three:

          For                            Against                                          Abstain
     -------------                      ---------                                         -------
     1,100,679,067                      6,223,213                                         553,842

     (c) one-to-four:

          For                            Against                                          Abstain
     -------------                      ---------                                         -------
     1,100,867,724                      6,056,380                                         532,018

   2. The election of ten directors, consisting of two Series A directors, six Series B directors and two additional directors, as follows:

      Series A Directors                      For                                 Against
     ---------------------               -------------                           ---------
     William R. Hearst III               1,104,241,939                           3,214,183
     Edward S. Rogers                    1,104,290,292                           3,165,830

      Series B Directors                      For                                 Against
     ---------------------               -------------                           ---------
     C. Michael Armstrong                1,099,305,551                           8,150,571
     Frank Ianna                         1,103,344,964                           4,111,158
     David C. Nagel                      1,103,977,772                           3,478,350
     Charles H. Noski                    1,100,115,056                           7,341,066
     John C. Petrillo                    1,103,899,789                           3,556,333
     Daniel E. Somers                    1,103,967,234                           3,488,888

     Additional Directors                     For                                 Against
     ---------------------               -------------                           ---------
     Matthew J. Hart                     1,104,170,760                           3,285,362
     Patti S. Hart                       1,099,840,856                           7,615,266

   3. An amendment to our 1997 Equity Incentive Plan to increase the number of shares reserved for issuance under this plan by 13,500,000 shares.

          For                            Against                                           Abstain
     -------------                      ----------                                         -------
     1,081,716,455                      25,121,022                                         618,645

   4. An amendment to our 1999 Employee Stock Purchase Plan to increase the number of shares reserved for issuance under this plan by 1,500,000 shares.

          For                            Against                                          Abstain
     -------------                      ---------                                         -------
     1,100,592,211                      6,228,240                                         635,671

   5. Ratification of the selection of PricewaterhouseCoopers LLP as our independent auditors for 2001.

          For                            Against                                          Abstain
     -------------                      ---------                                         -------
     1,105,462,839                      1,485,841                                         507,442

ITEM 5. Other Information

   In July 2001, Byron Smith, Executive Vice President of Consumer Broadband Services and Chief Marketing Officer, and Mark O'Leary, Executive Vice President of Commercial Broadband Services, left Excite@Home. In August 2001, Mark Stevens, Executive Vice President of Corporate and Business Development, and Megan Pierson, Senior Vice President and General Counsel, left Excite@Home. Leilani Gayles, Senior Vice President of Human Resources, has also announced she is leaving Excite@Home.

ITEM 6. Exhibits and Reports on Form 8-K

   (a) Exhibits. The exhibits listed in the accompanying exhibit index are filed as part of this report.

   (b) Current Reports on Form 8-K.

   On April 19, 2001, we filed a current report on Form 8-K announcing under
Item 5 that (1) on April 17, 2001, we issued a press release announcing preliminary operating results for the first quarter of 2001, stating that we expected to report significantly lower revenues, greater operating losses and more rapid use of cash than previously forecasted for the balance of 2001 and
(2) on April 17, 2001, we entered into a non-binding Letter of Agreement with AT&T under which AT&T would provide us with between $75 and $85 million in connection with the restructuring of the backbone fiber agreement and a joint initiative to improve current network performance levels.

   On June 11, 2001, we filed a current report on Form 8-K announcing under
Item 5 that (1) on June 8, 2001 we sold $100 million of zero-percent five-year convertible secured notes in a private financing arranged by Promethean Capital Group LLC and (2) on May 30, 2001, our board of directors approved a change of accountants from Ernst & Young LLP to PricewaterhouseCoopers LLP, subject to stockholder approval.

   On June 21, 2001, we filed a current report on Form 8-K announcing under
Item 5 that (1) on June 19, 2001, we renegotiated our optical-fiber backbone capacity contract with AT&T, resulting in AT&T paying us $85 million for the cancellation of the original agreement and entry into a new agreement, and providing for payments by us to AT&T of $8.8 million per year for the next 18 1/2 years, together with a one-time payment of $7 million in upgrade fees accrued under the former contract, and (2) on December 4, 2001 our mutual exclusivity obligations with Cox and Comcast will end, and that discussions regarding a restructured commercial relationship are ongoing.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          At Home Corporation
                                          (Registrant)


                                                   /s/ Mark A. McEachen
Dated: August 14, 2001                    By: _________________________________
                                                     Mark A. McEachen
                                               Executive Vice President and
                                                  Chief Financial Officer
                                               (Principal Financial Officer)

                                 EXHIBIT INDEX

                                               Incorporated by Reference
                                           ---------------------------------  Filed
 Exhibit Number    Exhibit Description     Form File No. Exhibit Filing Date Herewith
 --------------    -------------------     ---- -------- ------- ----------- --------
      4.01      Form of Convertible Note   8-K             4.01    6/11/01
                issued pursuant to the
                Securities Purchase
                Agreement (see exhibit
                10.01).

      4.02      Registration Rights        8-K             4.02    6/11/01
                Agreement, dated as of
                June 8, 2001, among the
                Registrant and the
                "Buyers" indicated
                therein.

     10.01      Securities Purchase        8-K            10.01    6/11/01
                Agreement, dated as of
                June 8, 2001, by and
                among the Registrant and
                the "Buyers" indicated
                therein.

     10.02      Security Agreement,        8-K            10.02    6/11/01
                dated as of June 8,
                2001, by and among the
                Registrant and the other
                parties indicated
                therein.

     10.03      Letter of Agreement,       8-K             99.2    4/19/01
                dated April 17, 2001,
                between the Registrant
                and AT&T Corp.

     10.04      IRU Capacity Agreement,                                          X
                dated as of June 19,
                2001, between the
                Registrant and AT&T
                Corp.

     10.05      Amendment Number                                                 X
                Fourteen to IRU Capacity
                Agreement, dated as of
                June 19, 2001, between
                the Registrant and AT&T
                Corp.

     10.06      Separation Agreement,                                            X
                dated as of April 23,
                2001, between the
                Registrant and George
                Bell*

     10.07      Separation Agreement,                                            X
                dated as of May 25,
                2001, between the
                Registrant and Byron
                Smith*

     10.08      Separation Agreement,                                            X
                dated as of May 30,
                2001, between the
                Registrant and Mark
                O'Leary*

--------
* Management contracts or compensatory plans required to be filed as an exhibit to this report.