Form 10-K/A
period 2000-12-31
AT HOME CORP
filed 2001-08-20
CIK 1020620

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                 FORM 10-K/A-2

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

              450 Broadway Street, Redwood City, California 94063
              (Address of principal executive offices) (Zip Code)

                                (650) 556-5000
           (The Registrant's telephone number, including area code)

          Securities Registered Pursuant to Section 12(b) of the Act:

                                     None

          Securities Registered Pursuant to Section 12(g) of the Act:

               Series A Common Stock, $0.01 par value per share

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [_]

                                                                       As of
                                                                   July 31, 2001
                                                                   -------------
Aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing bid price per share as reported on the Nasdaq Stock Market on such date(/1/) ..........  $296,520,305
Number of shares of Series A Common Stock outstanding............   324,076,027
Number of shares of Series B Common Stock outstanding............    86,595,578

--------
(/1/Shares)of common stock held by each executive officer and director and by each person or entity that owns 10% or more of the outstanding common stock have been excluded in that such persons or entities may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              AT HOME CORPORATION

                      2000 ANNUAL REPORT ON FORM 10-K/A-2

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----

                                    PART II

 Item 8.  Financial Statements and Supplementary Data...................    3

                                    PART IV

 Item 14. Exhibits, Financial Statements, Financial Statement Schedule
           and Reports on Form 8-K......................................   45

                                EXPLANATORY NOTE

   This 10-K/A-2 is being filed for the sole purpose of adding "Ability to Continue Operations" and "Subsequent Events" information to the notes to the financial statements and to revise the Report of Independent Auditors to reflect the addition of an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

                                    PART II

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Supplementary Data

                                                                           Page
                                                                           ----
Consolidated Financial Statements as of December 31, 2000 and 1999 and
 for the Three Years Ended December 31, 2000, 1999 and 1998:
  Report of Ernst & Young LLP, Independent Auditors......................    4
  Consolidated Balance Sheets............................................    5
  Consolidated Statements of Operations..................................    6
  Consolidated Statements of Stockholders' Equity........................    7
  Consolidated Statements of Cash Flows..................................    8
  Notes to Consolidated Financial Statements.............................    9

Quarterly Financial Information for the Two Years Ended December 31, 2000
 (Unaudited).............................................................   44

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

   The accompanying financial statements have been prepared assuming that At Home Corporation will continue as a going concern. As more fully described in
Note 1, the Company has incurred recurring operating losses and negative cash flows and has a substantial need for additional funding to support its operations. Furthermore, the Company's $100 million convertible notes require the Company to maintain the listing of its Series A common stock on either the New York Stock Exchange, the Nasdaq National Market or the American Stock Exchange. The Company currently does not meet Nasdaq's continued listing requirements. If the Company's Series A common stock is delisted, the terms of the convertible notes provide for their acceleration of repayment in cash at that time. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

                                                           /s/ ERNST & YOUNG LLP

Palo Alto, California
January 24, 2001,
Except for the second and third paragraphs of Note 1, as to which the date is August 14, 2001

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
                                                      ===========  ===========

  The accompanying notes are an integral part of these consolidated financial statements

                              AT HOME CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                Year Ended December 31,
                                           -----------------------------------
                                              2000         1999        1998
                                           -----------  -----------  ---------
Revenues(/1/):
 Consumer access.........................  $   218,116  $    91,128  $  22,292
 Commercial services.....................       61,118       35,487     18,739
 Media/advertising.......................      308,006      197,067      5,444
 International...........................       29,135       13,273      1,570
                                           -----------  -----------  ---------
Total revenues:..........................      616,375      336,955     48,045
Operating costs(/2/):
 Cost of services and products...........      290,550      143,056     46,965
 Product development and engineering.....       95,615       54,805     17,009
 Sales and marketing.....................      290,017      130,725     18,091
 General and administrative..............       65,886       30,276     12,429
 Cost and amortization of distribution
  agreements.............................      171,102      291,967    101,385
 Costs and amortization of goodwill,
  intangible assets, deferred
  compensation and other acquisition-
  related amounts........................    2,341,644    1,157,009      2,758
 Write-down of goodwill, other intangible
  assets and other assets................    4,635,687           --         --
                                           -----------  -----------  ---------
Total operating costs....................    7,890,501    1,807,838    198,637
                                           -----------  -----------  ---------
Loss from operations.....................   (7,274,126)  (1,470,883)  (150,592)
Interest and other income, net...........        9,872       10,253      6,413
Write-down of other investments .........     (129,482)          --         --
Realized gain on investment held.........           --       12,566         --
Equity share of losses of affiliated
 companies...............................      (46,060)      (9,574)        --
                                           -----------  -----------  ---------
Net loss.................................  $(7,439,796) $(1,457,638) $(144,179)
                                           ===========  ===========  =========
Net loss per share -- basic and diluted..  $    (18.73) $     (4.61) $   (0.63)
                                           ===========  ===========  =========
Shares used in per share computation --
 basic and diluted.......................      397,235      316,441    228,479
                                           ===========  ===========  =========
-------------
(/1/) Revenue from related parties.......  $    45,318  $    28,821  $  10,458
                                           ===========  ===========  =========
(/2/) Depreciation and amortization
      included in operating costs,
      excluding amortization of
      distribution agreements and
      acquisition-related amounts........  $   103,965  $    49,467  $  15,029
                                           ===========  ===========  =========

  The accompanying notes are an integral part of these consolidated financial statements

                              AT HOME CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                                  Notes               Accum.
                            Convertible                         Receivable            Other                    Total
                          Preferred Stock      Common Stock        From    Deferred  Compre-                   Stock-
                          ----------------  ------------------    Stock-   Compen-   hensive   Accumulated   holders'
                          Shares  Amount    Shares    Amount     Holders    sation    Income     Deficit      Equity
                          ------ ---------  ------- ----------  ---------- --------  --------  -----------  -----------
Balances at December 31,
 1997...................    --   $      --  237,206 $  370,111    $(319)   $ (4,399) $     --  $   (82,986) $   282,407
Net issuance of Series A
 common stock in
 secondary offering.....    --          --    5,750    125,725       --          --        --           --      125,725
Series A common stock
 issued and stock
 options assumed in
 acquisitions...........    --          --    2,488     94,953       --          --        --           --       94,953
Series A common stock
 issued upon exercise of
 warrants...............    --          --      192         --       --          --        --           --           --
Series A common stock
 issued under stock
 option and employee
 stock purchase plans,
 net of repurchases.....    --          --      910      5,099       16          --        --           --        5,115
Repayment of notes
 receivable.............    --          --       --         --      303          --        --           --          303
Warrants to purchase
 Series A common stock
 under distribution
 agreements.............    --          --       --    124,287       --          --        --           --      124,287
Amortization of deferred
 compensation, net of
 cancelled stock
 options................    --          --       --       (499)      --       1,519        --           --        1,020
Net loss................    --          --       --         --       --          --        --     (144,179)    (144,179)
Net unrealized gain on
 available-for-sale
 investments............    --          --       --         --       --          --     4,235           --        4,235
                                                                                                            -----------
Comprehensive loss......    --          --       --         --       --          --        --           --     (139,944)
                           ---   ---------  ------- ----------    -----    --------  --------  -----------  -----------
Balances at December 31,
 1998...................    --          --  246,546    719,676       --      (2,880)    4,235     (227,165)     493,866
Common and preferred
 stock issued and stock
 options and warrants
 assumed in
 acquisitions...........    11     418,175  126,808  8,083,468       --          --        --           --    8,501,643
Series A common stock
 issued upon exercise of
 warrants...............    --          --    5,417     10,507       --          --        --           --       10,507
Series A common stock
 issued under stock
 option and employee
 stock purchase plans,
 net of repurchases.....    --          --    5,443     57,934       --          --        --           --       57,934
Warrants to purchase
 Series A common stock
 under distribution
 agreements.............    --          --       --    417,847       --          --        --           --      417,847
Conversion of Series A
 preferred stock to
 Series A common stock..    (1)    (21,156)     540     21,156       --          --        --           --           --
Warrants to purchase
 Series A common stock
 contributed to joint
 venture................    --          --       --      2,112       --          --        --           --        2,112
Deferred compensation
 from stock options and
 restricted stock
 assumed in
 acquisitions...........    --          --       --         --       --     (51,061)       --           --      (51,061)
Amortization of deferred
 compensation...........    --          --       --         --       --       3,448        --           --        3,448
Net loss................    --          --       --         --       --          --        --   (1,457,638)  (1,457,638)
Net unrealized gain on
 available-for-sale
 investments............    --          --       --         --       --          --    88,456           --       88,456
Foreign currency
 translation
 adjustment.............    --          --       --         --       --          --       (97)          --          (97)
                                                                                                            -----------
Comprehensive loss......    --          --       --         --       --          --        --           --   (1,369,279)
                           ---   ---------  ------- ----------    -----    --------  --------  -----------  -----------
Balances at December 31,
 1999...................    10     397,019  384,754  9,312,700       --     (50,493)   92,594   (1,684,803)   8,067,017
                           ---   ---------  ------- ----------    -----    --------  --------  -----------  -----------
Common and preferred
 stock issued and stock
 options and warrants
 assumed in
 acquisitions...........     3      76,258    6,689    137,631       --          --        --           --      213,889
Series A common stock
 issued upon exercise of
 warrants...............    --          --    1,873      6,406       --          --        --           --        6,406
Series A common stock
 issued under stock
 option and employee
 stock purchase plans,
 net of repurchases.....    --          --    7,249     71,281       --          --        --           --       71,281
Warrants to purchase
 Series A common stock
 under distribution
 agreements.............    --          --       --     93,445       --          --        --           --       93,445
Conversion of Series A
 preferred stock to
 Series A common stock..    (5)   (187,069)   4,797    187,069       --          --        --           --           --
Warrants to purchase
 Series A common stock
 contributed to joint
 venture................    --          --       --      1,361       --          --        --           --        1,361
Deferred compensation
 from stock options and
 restricted stock
 assumed in
 acquisitions...........    --          --       --         --       --      (5,364)       --           --       (5,364)
Amortization of deferred
 compensation...........    --          --       --         --       --      21,787        --           --       21,787
Net loss................    --          --       --         --       --          --        --   (7,439,796)  (7,439,796)
Net unrealized loss on
 available-for-sale
 investments............    --          --       --         --       --          --   (73,668)          --      (73,668)
Foreign currency
 translation
 adjustment.............    --          --       --         --       --          --       159           --          159
                                                                                                            -----------
Comprehensive loss......    --          --       --         --       --          --        --           --   (7,513,305)
                           ---   ---------  ------- ----------    -----    --------  --------  -----------  -----------
Balances at December 31,
 2000...................     8   $ 286,208  405,362 $9,809,893    $  --    $(34,070) $ 19,085  $(9,124,599) $   956,517
                           ===   =========  ======= ==========    =====    ========  ========  ===========  ===========

  The accompanying notes are an integral part of these consolidated financial statements

                              AT HOME CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                               Years Ended December 31,
                                           -----------------------------------
                                              2000         1999        1998
                                           -----------  -----------  ---------
CASH PROVIDED BY (USED IN) OPERATING
 ACTIVITIES
Net loss.................................  $(7,439,796) $(1,457,638) $(144,179)
Adjustments to reconcile net loss to cash
 used in operating activities:
 Depreciation and amortization...........      102,945       48,447     14,009
 Amortization of distribution
  agreements.............................       95,551       78,843     51,591
 Cost of distribution agreements.........       75,551      213,124     49,794
 Amortization of deferred and other
  stock-based compensation...............       21,787       11,179      1,020
 Amortization of goodwill and other
  intangible assets......................    2,310,273    1,103,005         --
 Impairment write-down of goodwill and
  acquired intangible assets.............    4,609,086           --         --
 Impairment write-down of other
  investments............................      129,482           --         --
 Accretion of discount on convertible
  debentures.............................        9,715        6,950         --
 Recognition of non-cash gain on
  investment.............................           --      (12,556)        --
 Charge for purchased in-process research
  and development........................           --       36,715      2,758
 Equity share of losses of affiliated
  companies..............................       46,060        9,574         --
 Changes in assets and liabilities:
 Accounts receivable.....................      (47,179)      (8,972)    (8,099)
 Other assets............................       (8,580)      (6,691)    (9,143)
 Accounts payable........................          (50)      39,198      5,822
 Accrued liabilities.....................       44,401        7,983      4,825
 Deferred revenues.......................      (27,907)      43,157      3,126
 Other long-term liabilities.............        2,778           85     (1,736)
                                           -----------  -----------  ---------
Cash provided by (used in) operating
 activities..............................      (75,883)     112,403    (30,212)

CASH USED IN INVESTING ACTIVITIES
Purchases of short-term investments......     (110,786)    (340,050)  (135,342)
Sales and maturities of short-term
 investments.............................      309,346      178,386     92,922
Purchases of other investments...........      (38,470)    (104,732)        --
Sales of other investments...............       46,191           --      4,291
Net purchases of property, equipment and
 improvements............................     (129,080)     (57,358)   (16,793)
Capitalized software development costs...      (19,712)      (3,451)        --
Payments under backbone agreement........      (48,199)     (57,052)        --
Investment in joint ventures.............      (66,045)      (7,561)        --
Business combinations, net of cash
 received................................       (6,397)    (316,383)       144
                                           -----------  -----------  ---------
Cash used in investing activities........      (63,152)    (708,201)   (54,778)
CASH PROVIDED BY FINANCING ACTIVITIES
Proceeds from issuance of convertible
 debt....................................           --      485,750    222,466
Proceeds from issuance of common stock,
 net of repurchases......................       77,687       68,441    130,828
Payments on capital lease obligations....      (64,553)     (34,547)   (12,118)
Repayment of notes receivable from
 stockholders............................           --           --        303
                                           -----------  -----------  ---------
Cash provided by financing activities....       13,134      519,644    341,479
                                           -----------  -----------  ---------
Net increase (decrease) in cash and cash
 equivalents.............................     (125,901)     (76,154)   256,489
Cash and cash equivalents, beginning of
 period..................................      224,548      300,702     44,213
                                           -----------  -----------  ---------
Cash and cash equivalents, end of period
 (including restricted cash of $34,139 in
 2000, $988 in 1999 and $ -- in 1998)....  $    98,647  $   224,548  $ 300,702
                                           ===========  ===========  =========
SUPPLEMENTAL DISCLOSURES
 Interest paid...........................  $    36,722  $     7,236  $   2,148
                                           ===========  ===========  =========
 Acquisition of equipment under capital
  leases.................................  $   129,497  $    54,322  $  12,872
                                           ===========  ===========  =========
 Warrants to purchase Series A common
  stock earned by cable partners and
  capitalized as distribution
  agreements.............................  $    17,894  $   204,723  $  74,493
                                           ===========  ===========  =========
 Conversion of preferred stock to common
  stock..................................  $   187,069  $    21,156  $      --
                                           ===========  ===========  =========
 Mergers and acquisitions:
 Common and preferred stock issued and
  options and warrants exercisable for
  common stock assumed...................  $   213,889  $ 8,501,643  $  94,953
                                           ===========  ===========  =========
 Liabilities assumed.....................  $     2,590  $   114,697  $   2,589
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

Ability to Continue Operations

   We have had operating losses and negative cash flow since our inception. In 2001, the expansion and enhancement of our broadband network has required significant ongoing capital outlay, and the weakened demand for Internet advertising has resulted in decreasing revenue and negative cash flow for our media operations. Although we raised $185 million in June 2001 through a convertible note arrangement with third party investors and a separate financing arrangement with AT&T involving our backbone capacity agreement, we announced in July 2001 that we would need to raise additional funding prior to December 31, 2001 to support our operations. Some of the factors contributing to this forecast include our belief that there will not be a near-term recovery in the demand for our online advertising and marketing services and also include our inability to secure financing terms from some of our equipment vendors, to obtain standard payment terms from several critical suppliers, or to recover previously expected amounts in connection with real estate lease commitments. In addition, we have not yet completed the possible sale or restructuring of our media operations not directly supporting our broadband strategy as contemplated in our April 17, 2001 announcement, or other financing transactions. Additionally, our $100 million of convertible notes require that we maintain the listing of our Series A common stock on either the New York Stock Exchange, the Nasdaq National Market or the American Stock Exchange. We do not currently meet the Nasdaq's continued listing requirement because our net tangible assets and stockholders' equity are below the minimum thresholds and the bid price of our Series A common stock is currently less than the minimum $3.00 bid price required when such thresholds are not met. If we do not meet the continued listing requirements of one of these stock markets at any time after receiving a redemption notice from a note holder, if our Series A common stock were delisted, or if we fail to meet other specified conditions in our agreements with the note holders, the notes provide for acceleration of repayment in cash at that time. Our stockholders have approved a reverse stock split which would, if our board of directors elects to implement it, increase the trading price of our Series A common stock above $3.00, but we cannot assure you that this would result in a sustained increase above the minimum bid price requirements. Therefore, our existing cash and other liquid assets may not be sufficient to fund operations through the end of 2001. These conditions raise substantial doubt about our ability to continue as a going concern. We cannot guarantee that we will be able to obtain additional funding on acceptable terms, if at all.

   In order to conserve cash reserves, we have implemented targeted expense reductions throughout our company. In August 2001, we commenced an operational and strategic realignment of our entire business that has resulted in the elimination of approximately 200 positions and we have eliminated an additional 90 positions at our MatchLogic subsidiary in order to align expenses with projected revenues. We may undertake further restructuring efforts for the remainder of 2001. In addition, we are continuing to pursue the possible sale of our media operations and other strategic plans, including financing transactions.

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

Balance Sheet Components

                                                            As of December 31,
                                                            -------------------
                                                              2000      1999
                                                            -------- ----------
                                                               (in thousands)
   Other current assets:
    Current prepaid assets................................. $ 39,745 $   14,079
    Other..................................................    2,881     21,072
                                                            -------- ----------
                                                            $ 42,626 $   35,151
                                                            ======== ==========
   Goodwill and other intangible assets, net:
    Goodwill, net.......................................... $707,920 $7,306,280
    Acquired identifiable intangible assets, net...........  200,868    308,567
                                                            -------- ----------
                                                            $908,788 $7,614,847
                                                            ======== ==========
   Other accrued liabilities:
    Accrued network and connection costs................... $ 26,960 $    9,186
    Accrued sales and marketing related costs..............   17,652      6,892
    Other accrued operations costs.........................   18,215      6,119
    Other..................................................   38,999     40,847
                                                            -------- ----------
                                                            $101,826 $   63,044
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

   The computation of basic and diluted net loss per share is as follows (in thousands, except per share data):

                                               Year Ended December 31,
                                          -----------------------------------
                                             2000         1999        1998
                                          -----------  -----------  ---------
   Net loss.............................. $(7,439,796) $(1,457,638) $(144,179)
                                          ===========  ===========  =========
   Weighted average shares of common
    stock outstanding....................     399,541      322,456    240,108
   Less: weighted average shares of
    common stock subject to repurchase...      (2,306)      (6,015)   (11,629)
                                          -----------  -----------  ---------
   Shares used in per share
    calculations.........................     397,235      316,441    228,479
                                          ===========  ===========  =========
   Net loss per share--basic and
    diluted.............................. $    (18.73) $     (4.61) $   (0.63)
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
                                 ========    =======     =======     ======

--------
(/1/) Includes the 1999 acquisitions of Perspecta and Excite Espana and the 2000 acquisitions of Rucker and Join.

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

                                                      Year Ended December 31,
                                                      ------------------------
                                                         2000         1999
                                                      -----------  -----------
   Pro forma revenues...............................  $   629,181  $   430,849
                                                      ===========  ===========
   Pro forma net loss...............................  $(7,510,592) $(2,772,808)
                                                      ===========  ===========
   Pro forma net loss per share -- basic and
    diluted.........................................  $    (18.60) $     (6.98)
                                                      ===========  ===========
   Pro forma shares used in per share calculation --
     basic and diluted..............................      403,860      397,008
                                                      ===========  ===========

   The pro forma results of operations are not necessarily indicative of the results that would have occurred if our business combinations had occurred at the beginning of each year presented and are not intended to be indicative of future results of operations.

Acquisition-Related Costs

   Acquisition-related costs were as follows for the periods indicated (in thousands):

                                                     Year Ended December 31,
                                                   ----------------------------
                                                      2000       1999     1998
                                                   ---------- ---------- ------
   Amortization of goodwill and other acquired
    intangible assets............................. $2,310,273 $1,103,005 $   --
   Amortization of acquisition-related deferred
    compensation..................................     20,767      2,428     --
   Write-off of purchased in-process research and
    development...................................         --     36,715  2,758
   Compensation expense from acquisition-related
    acceleration of stock option vesting..........         --      7,900     --
   Other acquisition-related costs................     10,604      6,961     --
                                                   ---------- ---------- ------
     Total acquisition-related costs and
      expenses.................................... $2,341,644 $1,157,009 $2,758
                                                   ========== ========== ======

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

7. Property, Equipment and Improvements

   The components of property, equipment and improvements, as of the dates indicated, were as follows (in thousands):

                                            December 31,
                                          -----------------  Estimated Useful
                                            2000     1999         Lives
                                          -------- -------- ------------------
   Computer equipment and software....... $442,151 $206,865    3 to 4 years
   Furniture and fixtures................   33,718   27,086      5 years
   Leasehold improvements................   70,923   36,474 7 years/Lease term
   Land..................................    5,239    5,239        n/a
                                          -------- --------
     Total property, equipment and
      improvements.......................  552,031  275,664
   Less accumulated depreciation and
    amortization.........................  185,904   99,587
                                          -------- --------
     Net property, equipment and
      improvements....................... $366,127 $176,077
                                          ======== ========

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

   Future minimum lease payments under non-cancelable operating and capital leases having original terms in excess of one year were as follows as of December 31, 2000 (in thousands):

                                                 Operating Capital  Equipment
   Year Ending December 31,                       Leases    Leases  Financings
   ------------------------                      --------- -------- ----------
    2001........................................ $ 23,874  $ 77,496   $4,301
    2002........................................   30,157    66,952       --
    2003........................................   30,594    31,983       --
    2004........................................   31,266        --       --
    2005........................................   31,246        --       --
    Thereafter..................................  224,137        --       --
                                                 --------  --------   ------
     Total minimum lease payments............... $371,274   176,431    4,301
                                                 ========
   Less amounts representing interest...........             24,467      103
                                                           --------   ------
   Present value of minimum capital lease and
    other obligations...........................            151,964    4,198
   Less current portion.........................             66,060    4,198
                                                           --------   ------
   Noncurrent portion...........................           $ 85,904   $   --
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

  --------
  (/1/) Includes options to purchase 894,600 shares issued to existing
        Narrative employees on December 30, 1998, the date of Narrative's acquisition.

  (/2/) As a result of meeting certain performance criteria during the month of December 1999, the number of shares issuable under stock options assumed in the acquisition of Bluemountain.com was increased from 3,011,348 to 3,552,875 during the first quarter of 2000.

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
                             ===========           ==========           ==========

   As of December 31, 2000, there were 10.8 million shares available for grant under our stock option plans. The following table summarizes information about stock options outstanding as of December 31, 2000:

                           Options Outstanding          Options Exercisable
                  ------------------------------------- --------------------
                              Weighted Average Weighted             Weighted
     Range of                    Remaining     Average              Average
     Exercise       Number      Contractual    Exercise   Number    Exercise
      Prices      Outstanding   Life (Years)    Price   Exercisable  Price
   -------------  ----------- ---------------- -------- ----------- --------
   $ 0.01-$ 9.22   7,549,878        7.66        $ 4.28   3,845,329   $ 2.60
   $ 9.31-$10.15   9,446,009        9.79        $10.08     443,800   $10.02
   $10.26-$16.50   9,198,084        8.61        $13.49   2,611,191   $13.33
   $16.53-$16.56  14,938,404        9.31        $16.56   3,216,945   $16.56
   $16.74-$18.25  11,003,891        9.06        $17.83   2,053,194   $17.46
   $18.48-$32.39  11,712,872        8.34        $23.87   5,163,844   $23.11
   $32.61-$37.13  10,410,502        8.69        $34.94   3,604,536   $34.79
   $37.25-$76.50   8,890,604        8.44        $52.38   3,707,846   $53.34
                  ----------                            ----------
   $ 0.01-$76.50  83,150,244        8.80        $21.70  24,646,685   $23.56
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

Shares Authorized for Future Issuance

   The following represents common stock authorized for future issuance as of December 31, 2000:

   Potentially dilutive shares:
    Preferred stock.................................................   7,621,261
    Stock options...................................................  83,150,244
    Warrants not subject to forfeiture for non-performance..........  35,757,812
    Convertible debt................................................  14,663,506
    Repurchasable shares............................................     766,777
                                                                     -----------
     Total.......................................................... 141,959,600
   Shares reserved for future issuance:
    Stock option plans..............................................  10,814,037
    ESPP............................................................   3,484,335
    Warrants subject to forfeiture for non-performance.............. 113,114,962
                                                                     -----------
     Total.......................................................... 127,413,334
                                                                     -----------
   Total shares authorized for future issuance...................... 269,372,934
                                                                     ===========

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

16. Subsequent Events (Unaudited)

Write Down of Goodwill and Other Intangible Assets

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

Restructuring Plans

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

Impairment Write-Down of Software

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

   We have granted holders of these notes a security interest in $100 million book value of our assets that are not pledged as security to other creditors, as collateral for the outstanding amounts due under the notes. These notes are senior to our outstanding subordinated notes and debentures.

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

   In August 2001, we commenced an operational and strategic realignment of our entire business that has resulted in the elimination of approximately 200 positions. We also eliminated approximately 90 positions at our MatchLogic subsidiary in order to align expenses with projected revenues reflecting weakened demand in the media advertising market. We may undertake further restructuring efforts in the third quarter of 2001 that may result in the elimination of additional positions, but it is too early to determine the impact these actions would have on our results of operations.

Quarterly Financial Information (unaudited)

                                              Three Months Ended
                                ------------------------------------------------
                                March 31,  June 30,   September 30, December 31,
                                  2000       2000         2000          2000
                                ---------  ---------  ------------- ------------
                                  (In thousands, except per share and stock
                                                 price data)
Total revenue.................  $ 138,063  $ 148,721    $ 160,533   $   169,058
Operating costs:
 Cost of services and
  products....................     57,239     69,363       80,365        83,583
 Product development and
  engineering.................     20,975     26,813       23,818        24,009
 Sales and marketing..........     56,926     74,254       79,244        79,593
 General and administrative...     10,724     17,798       19,535        17,829
 Cost and amortization of
  distribution agreements.....     93,965     28,166       24,350        24,621
 Amortization of goodwill,
  intangible assets and
  deferred compensation and
  other acquisition-related
  costs.......................    573,133    589,317      591,042       588,152
 Write-down of goodwill, other
  intangible assets and other
  assets......................         --         --           --     4,635,687
                                ---------  ---------    ---------   -----------
Total operating costs.........    812,962    805,711      818,354     5,453,474
                                ---------  ---------    ---------   -----------
Loss from operations..........   (674,899)  (656,990)    (657,821)   (5,284,416)
Interest and other income,
 net..........................      3,193        858        5,700           121
Write-down of other
 investments..................         --         --           --      (129,482)
Equity share of losses of
 affiliates...................     (4,815)   (12,131)     (16,589)      (12,525)
                                ---------  ---------    ---------   -----------
Net loss......................  $(676,521) $(668,263)   $(668,710)  $(5,426,302)
                                =========  =========    =========   ===========
Basic and diluted net loss per
 share........................  $   (1.75) $   (1.69)   $   (1.67)  $    (13.43)
                                =========  =========    =========   ===========
Price range per share:
 Low..........................  $   26.75  $   15.88    $   12.88   $      3.88
 High.........................  $   44.88  $   33.19    $   20.94   $     14.25
                                              Three Months Ended
                                ------------------------------------------------
                                March 31,  June 30,   September 30, December 31,
                                  1999       1999         1999          1999
                                ---------  ---------  ------------- ------------
                                  (In thousands, except per share and stock
                                                 price data)
Total revenue.................  $  25,098  $  70,542    $ 112,562   $   128,753
Operating costs:
 Cost of services and
  products....................     18,600     29,084       45,260        50,112
 Product development and
  engineering.................      6,467     11,281       16,834        20,223
 Sales and marketing..........      7,676     25,274       48,179        49,596
 General and administrative...      4,103      6,423        9,028        10,722
 Cost and amortization of
  distribution agreements.....     15,020     18,703       43,932       214,312
 Amortization of goodwill,
  intangible assets and
  deferred compensation and
  other acquisition-related
  costs.......................      6,733    199,451      447,569       503,256
                                ---------  ---------    ---------   -----------
Total operating costs.........     58,599    290,216      610,802       848,221
                                ---------  ---------    ---------   -----------
Loss from operations..........    (33,501)  (219,674)    (498,240)     (719,468)
Interest and other income,
 net..........................      2,811      2,472        2,556         2,414
Realized gain on investment
 held.........................     12,566         --           --            --
Equity share of losses of
 affiliates...................         --       (742)      (2,876)       (5,956)
                                ---------  ---------    ---------   -----------
Net loss......................  $ (18,124) $(217,944)   $(498,560)  $  (723,010)
                                =========  =========    =========   ===========
Basic and diluted net loss per
 share........................  $   (0.08) $   (0.76)   $   (1.37)  $     (1.93)
                                =========  =========    =========   ===========
Price range per share:
 Low..........................  $   37.25  $   39.00    $   33.13   $     36.69
 High.........................  $   81.75  $   99.00    $   59.63   $     59.75

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a) The following documents are filed as part of this annual report:

    1. Financial Statements. See Index to Financial Statements at Item 8 on page 2 of this annual report.

    2. Financial Statement Schedules.

       Schedule II--Valuation and Qualifying Accounts

                                                          As of December 31,
                                                         ----------------------
                                                          2000     1999    1998
                                                         -------  -------  ----
       Allowance for doubtful accounts:
        Balance at beginning of period.................. $ 3,454  $   252  $ --
         Acquired allowance.............................      --    1,705    19
         Bad debt expense...............................  12,220    3,203   190
         Write-offs, net of recoveries..................  (5,674)  (1,706)   43
                                                         -------  -------  ----
        Balance at end of period........................ $10,000  $ 3,454  $252
                                                         =======  =======  ====

       Omitted schedules are not applicable or the required information is shown in the consolidated financial statements and notes thereto.

    3. Exhibits. The exhibits listed in the accompanying exhibit index are filed as part of this annual report.

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

Date: August 20, 2001
                                          AT HOME CORPORATION

                                                  /s/ Mark A. McEachen
                                          By: _________________________________
                                                     Mark A. McEachen
                                               Executive Vice President and
                                                  Chief Financial Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                Name                             Title                    Date
                ----                             -----                    ----


Principal Executive Officer:


         /s/ Patti Hart              Chairman of the Board and      August 20, 2001
____________________________________  Chief Executive Officer
             Patti Hart

Principal Financial Officer and
 Principal Accounting Officer:


       /s/ Mark A. McEachen          Executive Vice President and   August 20, 2001
____________________________________  Chief Financial Officer
          Mark A. McEachen

Additional Directors:


       William R. Hearst III*        Vice Chairman of the Board     August 20, 2001
____________________________________
       William R. Hearst III

       C. Michael Armstrong*         Director                       August 20, 2001
____________________________________
        C. Michael Armstrong

____________________________________ Director
          Matthew J. Hart


            Frank Ianna*             Director                       August 20, 2001
____________________________________
            Frank Ianna

                Name                             Title                    Date
                ----                             -----                    ----

____________________________________ Director
           David C. Nagel

____________________________________ Director
           Charles Noski

         John C. Petrillo*           Director                       August 20, 2001
____________________________________
          John C. Petrillo

____________________________________ Director
          Edward S. Rogers

         Daniel E. Somers*           Director                       August 20, 2001
____________________________________
          Daniel E. Somers

    /s/ Mark A. McEachen
*By: __________________________
       Mark A. McEachen
       Attorney-in-Fact

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
         Quist LLC and BancBoston
         Robertson Stephens Inc.

                                        Incorporated by Reference
 Exhibit                            ----------------------------------  Filed
 Number     Exhibit Description     Form File No.  Exhibit Filing Date Herewith
 ------- ------------------------   ---- --------- ------- ----------- --------
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

 10.02   The Registrant's 1996      S-1  333-27323  10.10   05/16/97
         Incentive Stock Option
         Plan, as amended on May
         16, 1996.

 10.03   The Registrant's 1996      S-1  333-27323  10.11   05/16/97
         Incentive Stock Option
         Plan No. 2, adopted on
         July 16, 1996.

 10.04   The Registrant's 1997      S-8  333-47878   4.02   10/13/00
         Equity Incentive Plan,
         as amended on April 18,
         2000.

 10.05   The Registrant's 1997      S-8  333-47878   4.03   10/13/00
         Employee Stock Purchase
         Plan, as amended on
         April 18, 2000.

 10.06   The Registrant's 2000      S-8  333-31532   4.06-  03/02/00
         Equity Incentive Plan,                      4.09
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

 10.12   Loan and Security          10-Q            10.04   11/14/00
         Agreement, dated August
         17, 2000, between the
         Registrant, Mark
         McEachen and Joanne
         McEachen.*

 10.13   Employment Agreement,      10-Q            10.2    05/15/00
         dated January 4, 2000,
         between the Registrant
         and Byron Smith.*

 10.14   Loan and Security          10-Q            10.05   11/14/00
         Agreement, dated July
         28, 2000, between the
         Registrant, Byron Smith
         and Beth Smith.*

 10.15   Employment Agreement,      10-Q            10.1    05/15/00
         dated December 9, 1999,
         between the Registrant
         and Mark O'Leary.*

                                        Incorporated by Reference
 Exhibit                            ----------------------------------  Filed
 Number     Exhibit Description     Form File No.  Exhibit Filing Date Herewith
 ------- ------------------------   ---- --------- ------- ----------- --------
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

 10.19   Letter Agreement, dated    AT&T            13      04/13/99
         April 7, 1999, among the   13D
         Registrant, AT&T Corp.,
         Tele-Communications,
         Inc., Cox
         Communications, Inc. and
         Cox@Home, Inc.

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

 10.24   Form of Amendment to IRU   10-Q            10.01   08/14/00
         Capacity Agreement,
         dated April 30, 1999,
         between the Registrant
         and AT&T Corp.

 10.25   Form of Amendment Number   10-Q            10.01   11/15/99
         Two to IRU Capacity
         Agreement, dated
         September 30, 1999,
         between the Registrant
         and AT&T Corp.

 10.26   Form of Amendment Number   10-Q            10.02   08/14/00
         Three to IRU Capacity
         Agreement, dated March
         29, 2000, between the
         Registrant and AT&T
         Corp.

 10.27   Form of Amendment Number   10-Q            10.03   08/14/00
         Four to IRU Capacity
         Agreement, dated May 17,
         2000, between the
         Registrant and AT&T
         Corp.

                                        Incorporated by Reference
 Exhibit                            ----------------------------------  Filed
 Number     Exhibit Description     Form File No.  Exhibit Filing Date Herewith
 ------- ------------------------   ---- --------- ------- ----------- --------
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

 10.35   Build to Suit Lease        10-K            10.37   02/19/99
         between the Registrant
         and Martin/Campus
         Associates, L.P. (430
         Broadway, Redwood City,
         California).

 10.36   Triple Net Building        10-Q            10.04   08/14/00
         Lease, dated February
         25, 2000, between
         Registrant and Pacific
         Shores Center LLC
         (Building 7).

 10.37   Triple Net Building        10-Q            10.05   08/14/00
         Lease, dated February
         25, 2000, between
         Registrant and Pacific
         Shores Center LLC
         (Building 8).

 21.01   List of subsidiaries of    10-K            21.01   04/02/01
         the Registrant.

 23.01   Consent of Ernst & Young LLP, Independent                        X
         Auditors.

 24.01   Power of Attorney.         10-K            24.01   04/02/01

--------
* Management contracts or compensatory plans required to be filed as an exhibit to this annual report.