Form 10-Q
period 2001-09-30
AT HOME CORP
filed 2001-11-19
CIK 1020620

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-Q

                               -----------------

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
              OF 1934

    for the quarterly period ended September 30, 2001.

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

    for the transition period from       to

                         Commission File No. 000-22697

                               -----------------

                              AT HOME CORPORATION
          (Exact name of the Registrant as specified in its charter)

        Delaware
     (State or other
     jurisdiction of             77-0408542
    incorporation or          (I.R.S. Employer
      organization)        Identification Number)

   450 Broadway Street              94063
Redwood City, California         (Zip Code)
  (Address of principal
   executive offices)

                                (650) 556-5000
           (The Registrant's telephone number, including area code)

  Former name, former address, and former year, if changed since last report:

                                Not applicable.

                               -----------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

                                                      As of October 31,
                                                            2001
                                                      -----------------
Number of shares of Series A Common Stock outstanding    324,097,192
Number of shares of Series B Common Stock outstanding     86,595,578

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         CHAPTER 11 BANKRUPTCY FILINGS

   On September 28, 2001, At Home Corporation, or Excite@Home, and all of our wholly-owned subsidiaries, excluding Excite Europe Ltd., Excite Espana SL and certain other foreign subsidiaries, filed voluntary petitions for reorganization relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Northern District of California, jointly administered under Case No. 01-32495-TC. Also on September 28, 2001, we entered into an asset purchase agreement with AT&T Corp., our controlling shareholder, providing for the purchase by AT&T of substantially all of the assets and services associated with our broadband Internet access business for $307 million and the assumption of certain liabilities. We have filed a motion with the bankruptcy court to approve this asset sale to AT&T pursuant to Section 363 of Chapter 11 of the United States Bankruptcy Code. This asset purchase agreement is subject to several closing conditions, including approval by the bankruptcy court and competing offers or overbids during the Section 363 sale process. The sale hearing is currently scheduled for December 5, 2001. There can be no assurance that the hearing will take place on this date or at all. We are currently overseeing our operations as a debtor in possession, subject to court approval of matters outside the ordinary course of business, and pending resolution of our motion to reject certain master distribution agreements, as described below, we intend to continue to operate our Internet access business until the proposed sale of this business is completed. Under Chapter 11, claims against us in existence prior to the filing of the petitions for reorganization relief under the federal bankruptcy laws are stayed while we are in bankruptcy.

   Our bankruptcy filing may have constituted an event of default according to the terms of the agreements covering our $100 million of convertible notes issued in June 2001, the $500 million principal amount of 4 3/4% convertible notes issued in December 1999, the $437 million principal amount ($249.1 million accreted principal value as of September 30, 2001) of convertible debentures issued in December 1998, as well as certain real estate leases, capital leases and other obligations. However, we do not believe that any default provisions that were triggered by the bankruptcy filing constitute an event of default, or are enforceable, under the United States Bankruptcy Code. Any actions on these obligations have been stayed and repayment is subject to the claim and distribution process under the jurisdiction of the bankruptcy court.

   On September 30, 2001, we had $157 million in cash, cash equivalents and short-term investments, of which $16.9 million was held in connection with stand-by letters of credit that secured several facility leases and several employment agreements. In October 2001, we entered into interim agreements that revise certain terms under which we provide the @Home residential broadband Internet service to substantially all of our North American cable partners through November 30, 2001 in consideration for these cable partners' continued ability to add subscribers to our broadband Internet service. Under these interim agreements, payments for past services were brought current and we will receive periodic up-front payments for subscriber revenues through November 30, 2001 based on a fixed amount of revenue per @Home subscriber that represents an increase in per-subscriber revenues compared to the revenue share amounts we have historically received under our distribution agreements. These interim agreements expire on November 30, 2001, and there can be no assurance that they will be extended or renewed. On October 10, 2001, we received a notice from AT&T that our failure to add new subscribers was a breach of certain sections of the asset purchase agreement and that AT&T reserved all its contractual, legal and equitable rights with respect to the alleged breaches.

   On October 3, 2001, the United States Trustee for the Northern District of California appointed an official committee of creditors including both bondholders and general unsecured creditors. On October 9, 2001, the United States Trustee replaced the bondholder committee members with additional unsecured creditors and formed a second official committee to represent bondholders.

   On October 9, 2001, the bankruptcy court entered an interim order directing that we temporarily set aside $100 million in cash otherwise available to support operations as adequate protection for the use of the cash collateral of affiliates of Promethean Asset Management, L.L.C. and Leonardo, L.P., holders of the $100 million convertible notes issued in June 2001. In addition, we have filed a preference complaint against Leonardo, L.P. asserting that it perfected its security interest within 90 days of the bankruptcy filing, and therefore we believe that $50 million of the claim associated with these convertible notes is subject to compromise. As of the filing date of this quarterly report, the bankruptcy court has not ruled on this motion and there can be no assurance that the $100 million will be made available for operating purposes.

   On or about October 22, 2001, the bondholders' committee filed a motion in the bankruptcy court to obtain an order compelling us to reject master distribution agreements that we have with certain cable companies, asserting that the terms of those contracts are unfavorable to Excite@Home. On or about November 2, 2001, we filed a motion seeking authority to reject the same master distribution agreements on the basis that (i) if we complete the sale of our access assets to AT&T the agreements must be rejected and (ii) we believe the terms of the agreements are unfavorable and we do not believe that the cable companies will renegotiate the agreements without the threat of a shutdown. The hearing on both motions is set for November 30, 2001. If the contracts are not renegotiated and are rejected, such a shutdown would cause a cessation of service for our subscribers.

   We filed our schedules of assets and liabilities with the bankruptcy court on November 5, 2001. The date for filing proofs of claim under the United States Bankruptcy Code has been scheduled for the first quarter of 2002. There may be differences between what we believe to be the amount of claims and the amounts claimed by our creditors. Litigation, including significant litigation, may be required to resolve such disputes. Due to the large number of creditor claims, the value of our common stock is highly speculative.

   On November 8, 2001, we entered into an asset sale and transition services agreement with InfoSpace, Inc., for the sale to InfoSpace of certain narrowband Excite.com assets, which include certain domain names, trademarks and user data, for $10 million. The agreement also provides for certain transition services to be provided by Excite@Home to InfoSpace until no later than December 31, 2001. The sale of these Excite.com assets is also subject to bankruptcy court approval and the overbidding process pursuant to Section 363. A motion has been filed with the bankruptcy court to approve the sale of these assets to InfoSpace.

   If the broadband access assets are sold to AT&T or an overbidder, we would contemplate filing a Chapter 11 plan to provide for the continued disposition of remaining assets and the distribution of proceeds to creditors and interest holders in accordance with the statutory priorities set forth in the United States Bankruptcy Code and would cease to operate as a going concern.

   Certain creditor groups have indicated that they will object to the proposed asset sale of our broadband access business to AT&T and there can be no assurance that the sale will be approved by the bankruptcy court. There can also be no assurance that the bankruptcy court will review the proposed sale or other offers on a timely basis, that additional objections to the sale will not be raised if other offers are made by other parties in interest, including the creditor committees or other claimants, that the bankruptcy court will approve such sale or other offers, or that other conditions or events will not prevent the timely execution of the proposed sale, or a plan of reorganization. Although we believe that we have sufficient cash on hand to finance operations during the period of time contemplated for the completion of the proposed sale of our broadband business, including supporting our post-petition trade and employee obligations, a prolonged bankruptcy court process, the failure to close the asset sales or the unsuccessful renegotiation of agreements, especially those with our cable partners, could ultimately result in the operational and/or administrative insolvency of Excite@Home. These and other uncertainties inherent in the bankruptcy proceedings and related restructuring process could have a material adverse affect on our operations and liquidity, as further discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations".

   Our Series A Common Stock is now quoted on the Over-the-Counter Bulletin Board after being delisted from the NASDAQ National Market on October 22, 2001. In addition, with respect to bondholders and stockholders who hold Excite@Home securities which were previously traded under Form S-3 registration statements filed with the Securities and Exchange Commission, due to the bankruptcy filing and related events, these Form S-3 registration statements are no longer available for the purposes of trading in these securities. Certain of the convertible bonds remain eligible for trading on the PORTAL market. Any other trades in the securities covered by these Form S-3 registration statements, or other shares subject to trading restrictions, will need to be made in compliance with applicable federal and state securities laws.

   In addition to the above, management has taken and is attempting to take several additional strategic and cost-cutting actions aimed at protecting the value of our business for the benefit of our financial stakeholders while maintaining service to customers during the bankruptcy process, including seeking to sell non-core assets such as narrowband media assets, other assets and interests in international joint ventures and reducing capital expenditures, normal business expenses and staffing levels.

                  AT HOME CORPORATION (DEBTOR-IN-POSSESSION)

    QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                               TABLE OF CONTENTS

                                                                                                Page
                                                                                                ----
                                   PART I--FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements--Unaudited:

        Condensed Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000...   6

        Condensed Consolidated Statements of Operations for the Three and Nine Months Ended
        September 30, 2001 and 2000............................................................   7

        Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30,
        2001 and 2000..........................................................................   8

        Notes to Condensed Consolidated Financial Statements...................................   9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..  21

Item 3. Quantitative and Qualitative Disclosures About Market Risk.............................  43

                                     PART II--OTHER INFORMATION

Item 1. Legal Proceedings......................................................................  45

Item 2. Changes in Securities and Use of Proceeds..............................................  46

Item 3. Default Upon Senior Securities.........................................................  46

Item 4. Submission of Matters to a Vote of Security Holders....................................  46

Item 5. Other Information......................................................................  46

Item 6. Exhibits and Reports on Form 8-K.......................................................  47

Signatures.....................................................................................  48

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

                  AT HOME CORPORATION (DEBTOR-IN-POSSESSION)

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                                                 September 30, December 31,
                                                                                     2001          2000
                                                                                 ------------- ------------
                                                                                  (Unaudited)      (*)
                                    ASSETS
Current assets:
  Cash and cash equivalents..................................................... $    122,142  $    64,508
  Restricted cash...............................................................       16,903       34,139
  Short-term investments........................................................       18,000      102,115
                                                                                 ------------  -----------
   Total cash and cash equivalents, restricted cash and short-term investments..      157,045      200,762
  Accounts receivable, net......................................................       15,097       65,899
  Accounts receivable--related parties..........................................       63,446       54,126
  Other current assets..........................................................       25,369       42,626
                                                                                 ------------  -----------
   Total current assets.........................................................      260,957      363,413
Property, equipment and improvements, net.......................................      332,531      366,127
Investments in affiliated companies.............................................       13,929       35,032
Other investments...............................................................        9,358       73,628
Distribution agreements, net....................................................      117,838      239,357
Goodwill and other acquired intangible assets, net..............................           --      908,788
Other assets....................................................................      124,408      120,355
                                                                                 ------------  -----------
   Total assets................................................................. $    859,021  $ 2,106,700
                                                                                 ============  ===========
                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
  Current liabilities:
  Accounts payable.............................................................. $         --  $    65,060
  Accounts payable--related parties.............................................           --       10,892
  Accrued compensation and related expenses.....................................           --       21,940
  Deferred revenue..............................................................           --       40,381
  Other accrued liabilities.....................................................           --      101,826
  Current portion of capital lease and other obligations........................           --       70,258
  Convertible note..............................................................       50,000           --
                                                                                 ------------  -----------
   Total current liabilities....................................................       50,000      310,357
                                                                                 ------------  -----------
Convertible notes and debentures................................................           --      743,525
Capital lease and other obligations, less current portion.......................           --       85,904
Other liabilities...............................................................           --       10,397
Liabilities subject to compromise (Note 2)......................................    1,270,523           --
Commitments and contingencies
Stockholders' equity (deficit):
  Convertible preferred stock, $0.01 par value, Authorized shares--9,650,000:
   Issued and outstanding shares--6,050 in 2001 and 7,621 in 2000...............      240,868      286,208
  Common stock, $0.01 par value, Authorized shares--1,110,000,000:
   Issued and outstanding shares--410,677,844 in 2001 and 405,362,314 in 2000...    9,875,082    9,809,893
  Deferred compensation.........................................................       (1,459)     (34,070)
  Accumulated other comprehensive income (loss).................................       (1,232)      19,085
  Accumulated deficit...........................................................  (10,574,761)  (9,124,599)
                                                                                 ------------  -----------
    Total stockholders' equity (deficit)........................................     (461,502)     956,517
                                                                                 ------------  -----------
    Total liabilities and stockholders' equity (deficit)........................ $    859,021  $ 2,106,700
                                                                                 ============  ===========

--------
(*) The condensed consolidated balance sheet as of December 31, 2000 has been derived from financial statements audited by prior independent auditors as of that date (which includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern) but does not include the information and footnotes required by generally accepted accounting principles for complete financial statements.

  The accompanying notes are an integral part of these condensed consolidated financial statements

                  AT HOME CORPORATION (DEBTOR-IN-POSSESSION)

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (In thousands, except per share data)

                                                            Three Months Ended       Nine Months Ended
                                                               September 30,           September 30,
                                                           --------------------  ------------------------
                                                             2001       2000        2001         2000
                                                           ---------  ---------  -----------  -----------
Revenues(1):
   Consumer access........................................ $ 104,488  $  56,788  $   269,519  $   151,246
   Commercial services....................................    14,207     17,796       44,004       45,030
   Media/advertising......................................    14,357     77,731       87,990      228,691
   International..........................................     5,333      8,218       18,306       22,350
                                                           ---------  ---------  -----------  -----------
       Total revenues.....................................   138,385    160,533      419,819      447,317
Operating costs(2):
   Cost of services and products..........................    94,617     80,365      285,726      206,967
   Product development and engineering....................    26,328     23,818       85,365       71,606
   Sales and marketing....................................    37,891     79,244      144,232      210,424
   General and administrative.............................    16,879     19,535       52,773       48,057
   Restructuring costs....................................    34,631         --      210,440           --
   Cost and amortization of distribution agreements.......    23,583     24,350       99,022      146,481
   Costs and amortization of goodwill, intangible assets,
     deferred compensation and other acquisition-
     related amounts......................................    26,262    591,042      160,721    1,753,492
   Write-down of goodwill, other intangible assets and
     other assets.........................................   218,592         --      842,069           --
                                                           ---------  ---------  -----------  -----------
       Total operating costs..............................   478,783    818,354    1,880,348    2,437,027
                                                           ---------  ---------  -----------  -----------
Loss from operations......................................  (340,398)  (657,821)  (1,460,529)  (1,989,710)
Reorganization items, net.................................   104,838         --      104,838           --
Interest and other income (expense), net..................   (13,899)     5,700      (29,742)       9,751
Write-down of other investments...........................    (8,394)        --      (32,326)          --
Equity share of losses of affiliated companies............   (13,431)   (16,589)     (32,403)     (33,535)
                                                           ---------  ---------  -----------  -----------
Net loss.................................................. $(271,284) $(668,710) $(1,450,162) $(2,013,494)
                                                           =========  =========  ===========  ===========
Net loss per share--basic and diluted..................... $   (0.66) $   (1.67) $     (3.55) $     (5.10)
                                                           =========  =========  ===========  ===========
Shares used in per share calculation--basic and diluted...   410,097    401,191      408,122      394,976
                                                           =========  =========  ===========  ===========
----------------------------------------------------------
(1) Revenue from related parties.......................... $  10,801  $  12,256  $    34,951  $    36,494
                                                           =========  =========  ===========  ===========
(2) Depreciation and amortization included in operating
  costs, excluding amortization of distribution agreements
  and acquisition-related amounts......................... $  42,261  $  31,921  $   117,888  $    75,148
                                                           =========  =========  ===========  ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements

                  AT HOME CORPORATION (DEBTOR-IN-POSSESSION)

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (In thousands)

                                                                                                 Nine Months Ended
                                                                                                   September 30,
                                                                                             ------------------------
                                                                                                2001         2000
                                                                                             -----------  -----------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net loss.................................................................................... $(1,450,162) $(2,013,494)
Adjustments to reconcile net loss to cash used in operating activities:
  Depreciation and amortization.............................................................     116,123       74,383
  Amortization of distribution agreements...................................................      72,915       70,931
  Cost of distribution agreements...........................................................      26,107       75,550
  Amortization of deferred and other stock-based compensation...............................      17,515       16,252
  Amortization of goodwill and other intangible assets......................................     144,811    1,729,237
  Write-down of goodwill, other intangible assets and other assets..........................     842,069           --
  Write-down of other investments...........................................................      32,326           --
  Accretion of discount on convertible debentures...........................................       7,592        7,251
  Equity share of losses of affiliated companies............................................      32,403       33,535
  Changes in assets and liabilities:
   Accounts receivable......................................................................      41,482      (30,994)
   Other assets.............................................................................      31,933      (22,434)
   Accounts payable.........................................................................     (37,204)      27,859
   Accrued liabilities......................................................................      48,945       33,246
   Deferred revenues........................................................................     (14,039)     (18,609)
   Other long-term liabilities..............................................................         588        2,317
                                                                                             -----------  -----------
Cash used in operating activities...........................................................     (86,596)     (14,970)
                                                                                             -----------  -----------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
Purchases of short-term investments.........................................................     (18,000)    (110,786)
Sales and maturities of short-term investments..............................................     102,115      231,092
Purchases of other investments..............................................................      (1,250)     (28,420)
Sales of other investments..................................................................      13,973       34,420
Proceeds from sale of business interests....................................................      34,133           --
Purchases of property, equipment and improvements...........................................    (108,683)    (110,477)
Payments under backbone agreement...........................................................      (8,268)     (45,965)
Investment in joint ventures................................................................     (11,099)     (53,934)
Business combinations, net of cash received.................................................          --       (6,397)
                                                                                             -----------  -----------
Cash provided by (used in) investing activities.............................................       2,921      (90,467)
                                                                                             -----------  -----------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of repurchases..................................       6,652       76,555
Proceeds from issuance of debt..............................................................     183,200           --
Payments on capital lease and other obligations.............................................     (65,779)     (43,154)
                                                                                             -----------  -----------
Cash provided by financing activities.......................................................     124,073       33,401
                                                                                             -----------  -----------
Net increase (decrease) in cash and cash equivalents........................................      40,398      (72,036)
Cash and cash equivalents, beginning of period (including restricted cash of $34,139 in 2001
 and $988 in 2000)..........................................................................      98,647      224,548
                                                                                             -----------  -----------
Cash and cash equivalents, end of period (including restricted cash of $16,903 in 2001
 and $11,239 in 2000)....................................................................... $   139,045  $   152,512
                                                                                             ===========  ===========
SUPPLEMENTAL DISCLOSURES
  Interest paid............................................................................. $    26,114  $    19,802
                                                                                             ===========  ===========
  Acquisition of equipment under capital leases............................................. $    49,368  $    89,200
                                                                                             ===========  ===========
  Vested warrants to purchase Series A common stock capitalized as distribution agreements.. $       365  $   434,129
                                                                                             ===========  ===========
  Conversion of preferred stock to common stock............................................. $    45,340  $   161,867
                                                                                             ===========  ===========
  Mergers and acquisitions:.................................................................
   Common and preferred stock issued and options and warrants exercisable for
    common stock assumed.................................................................... $        --  $   213,889
                                                                                             ===========  ===========
   Liabilities assumed...................................................................... $        --  $     6,969
                                                                                             ===========  ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements

                  AT HOME CORPORATION (DEBTOR-IN-POSSESSION)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Summary of Significant Accounting Policies

  Basis of Presentation

   The unaudited condensed consolidated financial statements include the accounts of At Home Corporation and its consolidated subsidiaries, all of which are wholly owned. All significant intercompany transactions and balances have been eliminated in consolidation. Investments in entities owned 20% or more that are not controlled by us are accounted for under the equity method and presented in the consolidated balance sheets as investments in affiliated companies. The unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the interim periods presented. The results of operations for the three months (third quarter) and nine months (first three quarters) ended September 30, 2001 are not necessarily indicative of the results to be expected for any subsequent period. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with our audited consolidated financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission on April 2, 2001, as amended on April 30, 2001 to include information in Part III, and as amended on August 20, 2001 to include an explanatory paragraph in the report of independent auditors expressing substantial doubt about our ability to continue as a going concern.

   We have had operating losses and negative cash flow since our inception. In 2001, the expansion and enhancement of our broadband network has required significant ongoing capital outlay, and the weakened demand for Internet advertising has resulted in decreasing revenue and negative cash flow for our media operations. On September 28, 2001, we filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code, which is discussed in more detail below. These factors raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty, except for those adjustments required by the American Institute of Certified Public Accountants' Statement of Position 90-7 (SOP 90-7), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", as described below. The unaudited condensed consolidated financial statements have been prepared assuming we will continue as a going concern. The continuation of this basis of accounting may no longer be appropriate if the bankruptcy court approves a
Section 363 asset sale and subsequent plan of liquidation.

  Reclassifications

   Certain reclassifications have been made to previously reported amounts in the consolidated financial statements in order to conform to the current presentation.

  Recently Issued Accounting Pronouncements

   In June 2001, the Financial Standards Accounting Board (FASB) issued Statement of Financial Accounting Standards No. 143 (FAS 143), "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and associated asset retirement costs. FAS 143 is effective for fiscal years beginning after June 15, 2002. We do not expect the impact of adoption of FAS 143 to have a material effect on our financial position or results of operations.

                  AT HOME CORPORATION (DEBTOR-IN-POSSESSION)

   In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (FAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets". FAS 144 supercedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." FAS 144 applies to all long-lived assets including discontinued operations and consequently amends Accounting Principles Board Opinion No. 30. FAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. FAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, FAS 144 expands the scope of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and will be eliminated from the ongoing operations of the entity in a disposal transaction. FAS 144 is effective for fiscal years beginning after December 15, 2001. We have not assessed the impact of adoption of FAS 144 on our financial position or results of operations due to significant uncertainty in light of our bankruptcy filing.

2. Chapter 11 Bankruptcy Filings

   On September 28, 2001, At Home Corporation, or Excite@Home, and all of our wholly-owned subsidiaries, excluding Excite Europe Ltd., Excite Espana SL and certain other foreign subsidiaries, filed voluntary petitions for reorganization relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Northern District of California, jointly administered under Case No. 01-32495-TC. Also on September 28, 2001, we entered into an asset purchase agreement with AT&T Corp., our controlling shareholder, providing for the purchase by AT&T of substantially all of the assets and services associated with our broadband Internet access business for $307 million and the assumption of certain liabilities. We have filed a motion with the bankruptcy court to approve this asset sale to AT&T pursuant to Section 363 of Chapter 11 of the United States Bankruptcy Code. This asset purchase agreement is subject to several closing conditions, including approval by the bankruptcy court and competing offers or overbids during the Section 363 sale process. The sale hearing is currently scheduled for December 5, 2001. There can be no assurance that the hearing will take place on this date or at all. We are currently overseeing our operations as a debtor in possession, subject to court approval of matters outside the ordinary course of business, and pending resolution of our motion to reject certain master distribution agreements, as described below, we intend to continue to operate our Internet access business until the proposed sale of this business is completed. Under Chapter 11, claims against us in existence prior to the filing of the petitions for reorganization relief under the federal bankruptcy laws are stayed while we are in bankruptcy.

   Our bankruptcy filing may have constituted an event of default according to the terms of the agreements covering our $100 million of convertible notes issued in June 2001, the $500 million principal amount of 4 3/4% convertible notes issued in December 1999, the $437 million principal amount ($249.1 million accreted principal value as of September 30, 2001) of convertible debentures issued in December 1998, as well as certain real estate leases, capital leases and other obligations. However, we do not believe that any default provisions that were triggered by the bankruptcy filing constitute an event of default, or are enforceable under the United States Bankruptcy Code. Any actions on these obligations have been stayed and repayment is subject to the claim and distribution process under the jurisdiction of the bankruptcy court.

   On September 30, 2001, we had $157 million in cash, cash equivalents and short-term investments, of which $16.9 million was held in connection with stand-by letters of credit that secured several facility leases and several employment agreements. In October 2001, we entered into interim agreements that revise certain terms under which we provide the @Home residential broadband Internet service to substantially all of our North American cable partners through November 30, 2001 in consideration for these cable partners' continued ability to add subscribers to our broadband Internet service. Under these interim agreements, payments for past services were brought current and we will receive periodic up-front payments for subscriber revenues through November 30, 2001 based on a fixed amount of revenue per @Home subscriber that represents an increase in

                  AT HOME CORPORATION (DEBTOR-IN-POSSESSION) per-subscriber revenues compared to the revenue share amounts we have historically received under our distribution agreements. These interim agreements expire on November 30, 2001, and there can be no assurance that they will be extended or renewed. On October 10, 2001, we received a notice from AT&T that our failure to add new subscribers was a breach of certain sections of the asset purchase agreement and that AT&T reserved all its contractual, legal and equitable rights with respect to the alleged breaches.

   On October 9, 2001, the bankruptcy court entered an interim order directing that we temporarily set aside $100 million in cash otherwise available to support operations as adequate protection for the use of the cash collateral of affiliates of Promethean Asset Management, L.L.C. and Leonardo, L.P., holders of the $100 million convertible notes issued in June 2001. In addition, we have filed a preference complaint against Leonardo, L.P. asserting that it perfected its security interest within 90 days of the bankruptcy filing, and therefore we believe that $50 million of the claim associated with these convertible notes is subject to compromise. As of the filing date of this quarterly report, the bankruptcy court has not ruled on this motion and there can be no assurance that the $100 million will be made available for operating purposes.

   On or about October 22, 2001, the bondholders' committee filed a motion in the bankruptcy court to obtain an order compelling us to reject master distribution agreements that we have with certain cable companies, asserting that the terms of those contracts are unfavorable to Excite@Home. On or about November 2, 2001, we filed a motion seeking authority to reject the same master distribution agreements on the basis that (i) if we complete the sale of our access assets to AT&T the agreements must be rejected and (ii) we believe the terms of the agreements are unfavorable and we do not believe that the cable companies will renegotiate the agreements without the threat of a shutdown. The hearing on both motions is set for November 30, 2001. If the contracts are not renegotiated and are rejected, such a shutdown would cause a cessation of service for our subscribers.

   On November 8, 2001, we entered into an asset sale and transition services agreement with InfoSpace, Inc., for the sale to InfoSpace of certain narrowband Excite.com assets, which include certain domain names, trademarks and user data, for $10 million. The sale of these Excite.com assets is also subject to bankruptcy court approval and the overbidding process pursuant to Section 363. A motion has been filed with the bankruptcy court to approve the sale of these assets to InfoSpace.

   Certain creditor groups have indicated that they will object to the proposed asset sale of our broadband access business to AT&T and there can be no assurance that the sale will be approved by the bankruptcy court. There can also be no assurance that the bankruptcy court will review the proposed sale or other offers on a timely basis, that additional objections to the sale will not be raised if other offers are made by other parties in interest, including the creditor committees or other claimants, that the bankruptcy court will approve such sale or other offers, or that other conditions or events will not prevent the timely execution of the proposed sale, or a plan of reorganization. Although we believe that we have sufficient cash on hand to finance operations during the period of time contemplated for the completion of the proposed sale of our broadband business, including supporting our post-petition trade and employee obligations, a prolonged bankruptcy court process, the failure to close the asset sales or the unsuccessful renegotiation of agreements, especially those with our cable partners, could ultimately result in the operational and/or administrative insolvency of Excite@Home. These and other uncertainties inherent in the bankruptcy proceedings and related restructuring process could have a material adverse affect on our operations and liquidity.

  Liabilities Subject to Compromise

   Claims against us in existence prior to the filing of the petitions for Chapter 11 reorganization relief are reflected in the September 30, 2001 balance sheet as "liabilities subject to compromise," except those claims that are expected not to be subject to compromise. We have received approval from the bankruptcy court to pay or otherwise honor certain of our pre-petition obligations, including employee wages for continuing employees. Additional claims may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court, or agreement by parties-in-interest, of allowed claims

                  AT HOME CORPORATION (DEBTOR-IN-POSSESSION) for contingencies and other disputed amounts. There may be differences between what we believe to be the amount of claims as reflected in liabilities subject to compromise and the amounts claimed by our creditors. Litigation, including significant litigation, may be required to resolve such disputes.

   Claims secured by our assets are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims include the $100 million convertible notes issued in June 2001, a financing arrangement with AT&T for backbone capacity, and obligations under capital lease arrangements for network equipment. The $100 million convertible notes are purportedly secured by a general lien on our assets, our financing arrangement with AT&T is secured by our backbone capacity agreement, and capital lease obligations are secured by specific network equipment. As of September 30, 2001, we expect that all pre-petition secured and unsecured claims are subject to compromise (with the exception of $50 million related to the $100 million convertible notes that were issued in June 2001), as such claims may be undersecured or impaired.

   On September 28, 2001, we were subject to a number of legal proceedings and claims in the ordinary course of business, including those described in "Part II, Item I. Legal Proceedings" below. The commencement of our bankruptcy proceedings triggered an automatic stay of these legal proceedings and claims. The automatic stay bars the commencement or continuation of any proceeding, action or effort to collect upon any pre-petition claim against us.

   The following represents the components of liabilities subject to compromise as of September 30, 2001:

Accounts payable........................... $   36,344
Related party liabilities..................      2,404
Accrued compensation and related expenses..     11,814
Other accrued liabilities..................    110,763
Accrued restructuring costs (Note 3).......     50,134
Deferred revenue...........................     26,342
Convertible debt...........................    799,126
Lease and other financing obligations......    222,611
Other liabilities..........................     10,985
                                            ----------
   Total liabilities subject to compromise. $1,270,523
                                            ==========

  Reorganization Items, Net

   Income, expenses, gains and losses resulting from the reorganization and restructuring of the business while in bankruptcy are reported separately from operations as reorganization items in accordance with SOP 90-7. In the third quarter of 2001, the reorganization items of $104.8 million included $1.1 million in professional fees incurred in connection with the filing of the bankruptcy petition and a gain of $105.9 million. This gain resulted from the difference between amounts previously accrued in accordance with the FASB's Emerging Issues Task Force (EITF) Issue No. 94-3 on the recognition of liabilities for exit costs and the expected amount of the allowed claims for leases of real property pursuant to Section 502 of the United States Bankruptcy Code and accrued in accordance with FASB Statement No. 5, Accounting for Contingencies.

3. Restructuring Costs

   On September 25, 2001, we announced a workforce reduction of over 500 employees in connection with the shutting down of the MatchLogic business unit and the substantial streamlining of our media business through the shutting down or sale of narrowband operations. The workforce reduction was approved by our board of

                  AT HOME CORPORATION (DEBTOR-IN-POSSESSION) directors on September 21, 2001. Earlier in the third quarter, we eliminated approximately 300 redundant positions as a result of several internal organizational realignments. Management approved plans to vacate several additional facilities in connection with these workforce reductions and we also surrendered possession of a number of vacant facilities in the third quarter of 2001.

   On April 30, 2001, we announced a workforce reduction of approximately 380 employees and the expansion of our operational restructuring announced on January 23, 2001. The workforce reduction was approved by our board of directors on April 16, 2001 and impacted all divisions throughout the company, but was more heavily weighted towards our media operations. We also completed the shutdown of consolidated European narrowband operations by July 15, 2001 as contemplated in the April 30, 2001 announcement. Additionally, management determined that several facilities, including recently constructed buildings near our corporate headquarters, would not be occupied as a result of the workforce reductions and the general reduction in our planned employee levels. We have significant lease obligations in connection with these recently constructed buildings representing the substantial portion of our restructuring costs in the second quarter of 2001. All of our facilities leases, and the underlying obligations and contingent liabilities, are subject to compromise in our Chapter 11 case.

   On January 23, 2001, we announced a workforce reduction of approximately 250 employees and a related operational restructuring, which was approved by our board of directors on January 19, 2001. The majority of reductions and restructuring affected the narrowband media operations and the iMALL e-commerce application operations. We substantially completed the winding down of iMALL activities in the second quarter of 2001. We also discontinued our DSL offering to @Work customers in the first quarter of 2001 due to the dissolution of Northpoint, a wholesale provider of DSL connectivity.

   As of September 30, 2001, approximately 1,500 positions were eliminated as a result of workforce reductions initiated during 2001, of which approximately 180 employees remained on staff primarily for the purpose of shutting down MatchLogic operations and substantially streamlining our media business through the shutting down or sale of narrowband operations. With the sale of the narrowband Excite.com assets to InfoSpace, Inc. and the completion of the related transition services by the end of the year, we plan to substantially complete the exit activities associated with our workforce reductions by the end of 2001.

   We incurred restructuring costs of $34.6 million in the third quarter of 2001 and $210.4 million in the first nine months of 2001. We did not incur restructuring costs in 2000. The following represents the accrual for restructuring costs as of and for each of the periods indicated (in thousands):

                                    Severance Facilities  Other      Total
                                    --------- ---------- --------  ---------
   Balance as of December 31, 2000.  $    --  $      --  $     --  $      --
      Additions....................    5,526      5,789     5,748     17,063
      Deductions...................   (4,921)      (508)       --     (5,429)
                                     -------  ---------  --------  ---------
   Balance as of March 31, 2001....      605      5,281     5,748     11,634
      Additions....................    7,592    150,939       215    158,746
      Deductions...................   (5,008)      (188)     (246)    (5,442)
                                     -------  ---------  --------  ---------
   Balance as of June 30, 2001.....    3,189    156,032     5,717    164,938
      Additions....................    5,740     15,435    13,456     34,631
      Deductions...................   (4,189)  (133,254)  (11,992)  (149,435)
                                     -------  ---------  --------  ---------
   Balance as of September 30, 2001  $ 4,740  $  38,213  $  7,181  $  50,134
                                     =======  =========  ========  =========

                  AT HOME CORPORATION (DEBTOR-IN-POSSESSION)

   Additions represent the restructuring costs incurred in each period and include: severance and related employee benefit obligations; losses on non-cancellable leases related to facilities exited as a result of consolidating personnel, net of expected sublease income and including unrecoverable leasehold improvements; accruals for losses associated with assets as a result of the activities exited; and other costs such as amounts payable under terminated contracts. Deductions represent cash payments and asset disposals in each period related to restructuring costs, and the deduction for facilities in the third quarter of 2001 represents a reorganization gain of $105.9 million associated with the limiting of real property lease claims under the bankruptcy code and the write-offs of leasehold improvements related to facilities for which possession has been surrendered. Accrued restructuring costs as of September 30, 2001 primarily included accrued future severance payments, estimated lease losses for exited facilities, and amounts expected to be payable under terminated contracts and other related costs, and such accrued costs are included in pre-petition liabilities.

   Costs incurred during bankruptcy or as a result of the restructuring process while in bankruptcy are recorded as reorganization items in accordance with SOP 90-7.

4. Other Significant Transactions

  Backbone Capacity Financing Transaction with AT&T

   On June 19, 2001, we terminated our backbone capacity agreement with AT&T and simultaneously entered into a revised agreement. We received $85.2 million in cash in exchange for granting AT&T a security interest in the capacity rights under the agreement and we recorded this amount in capital lease and other obligations. The $85.2 million principal amount, plus interest at a rate of 8%, is required to be repaid to AT&T in monthly installments of approximately $0.7 million through April 2020, the term of the revised backbone capacity agreement. Other assets include $100.9 million related to the backbone capacity agreement and this amount is being amortized over the term of the agreement. We have not made payments under this agreement since the bankruptcy filing. While we have not received a notice of default from AT&T for our failure to pay, there can be no assurances that such notice will not be delivered during the bankruptcy process or that AT&T will not seek relief from the automatic stay to exercise its remedies resulting from the non-payment. Pursuant to the asset purchase agreement with AT&T, we are required to assume this agreement, cure defaults thereunder and assign it to AT&T.

  Equity investment in International Joint Ventures

   In the third quarter of 2001, we initiated efforts to sell or liquidate our financial interests in international joint ventures, including @Home Benelux, @Home Japan, Excite@Home Australia, Excite Japan, Excite UK and Excite Italy. During the quarter, our interest in @Home Benelux was acquired by the other joint venture partners in exchange for approximately 4 million Euros (approximately $3.9 million at the transaction date) representing the repayment of outstanding accounts and notes receivable and prepayment for a brand license. We also sold our interest in Excite@Home Australia to the other joint venture partner in exchange for approximately 5 million Australian dollars (approximately $2.5 million at the transaction date) representing a liquidation payment for our equity interest in the joint venture. The carrying value of the Excite@Home Australia joint venture in excess of the liquidation proceeds was recorded as a non-operating cost in the third quarter of 2001. In conjunction with the termination of our equity interest in these joint ventures, we entered into long-term technology licensing and support agreements with the former joint venture partners under which we will continue to provide services and receive revenues in the future. We are continuing to seek the sale or liquidation of our financial interests in our remaining international joint ventures while in bankruptcy.

                  AT HOME CORPORATION (DEBTOR-IN-POSSESSION)

5. Selected Statement of Operations Components

  Segment Reporting

   Our key operating segments are organized around our customers and services and aggregated into the reported business segments based on how our management organizes, manages and internally reports our revenues. Our key operating segments for the periods presented and the reported business segments that they were aggregated into as of September 30, 2001 were as follows: (1) Consumer Access, which included the @Home service, premium broadband services, customers care and set-top development; (2) Commercial Services, which included the @Work service and e-commerce applications; (3) Media/Advertising, which included the Excite, Bluemountain.com and Webshots narrowband content services, broadband content services, and targeted and other advertising services provided by MatchLogic; and (4) International, which included our broadband and narrowband services in Europe, Australia and Japan. Information used by our key operating decision makers (consisting of our executive management team) in reviewing operations and in allocating resources includes revenue for each key operating segment. Information such as assets and liabilities are not produced internally for each key operating segment. Although we allocate some specific operating costs to each key operating segment, which results in a partial measure of loss from operations and net loss, a significant portion of operating costs such as network operations and engineering are not allocated to some of the segments, and therefore our key operating decision makers have not utilized this partial financial information in segment format for the purpose of reviewing operations and allocating resources. In addition, we have corporate marketing, corporate development, general and administrative, and other operations that generate no revenues and are not part of a key operating segment.

   Our reportable segments have changed from prior years, and the 2000 information has been restated accordingly. The following represents information for our reported business segments for the periods indicated (in thousands):

                                        Three Months Ended Nine Months Ended
                                          September 30,      September 30,
                                        ------------------ -----------------
                                          2001      2000     2001     2000
                                        --------  -------- -------- --------
Revenues:
   Consumer Access..................... $104,488  $ 56,788 $269,519 $151,246
   Commercial Services.................   14,207    17,796   44,004   45,030
   Media/Advertising...................   14,357    77,731   87,990  228,691
   International.......................    5,333     8,218   18,306   22,350
                                        --------  -------- -------- --------
       Total consolidated revenues..... $138,385  $160,533 $419,819 $447,317
                                        ========  ======== ======== ========

   Media/Advertising and Commercial Services revenues were derived predominantly from customers located in the United States in each of the third quarter and first nine months of 2001 and 2000.

   Consumer Access revenue derived from customers located outside the United States, and excluded from International, consisted primarily of revenue from our cable partners and their cable customers located in Canada, and accounted for approximately 15% of total Consumer Access revenue in each of the third quarter and first nine months of 2001 and 2000.

   International revenue earned from services provided to our unconsolidated international joint ventures was $5.2 million and $5.6 million in the third quarter of 2001 and 2000, respectively, and was $15.4 million and $14.7 million in the first nine months of 2001 and 2000, respectively. International revenue earned by our consolidated operations outside of North America was $0.1 million and $2.6 million in the third quarter of 2001

                  AT HOME CORPORATION (DEBTOR-IN-POSSESSION) and 2000, respectively, and was $2.9 million and $7.7 million in the first nine months of 2001 and 2000, respectively.

   No single customer accounted for more than 10% of total consolidated revenues in each of the third quarter or the first nine months of 2001 and 2000. However, together with their cable customers, AT&T, Comcast and Cox, who are significant investors in our common stock, accounted for approximately 60% and 25% of total consolidated revenues in the third quarter of 2001 and 2000, respectively, and approximately 50% and 25% in the first nine months of 2001 and 2000, respectively.

  Revenue from Related Parties

   Revenue from related parties was $10.8 million and $12.3 million in the third quarter of 2001 and 2000, respectively, and was $34.9 million and $36.5 million in the first nine months of 2001 and 2000, respectively. Related party revenue from services such as advertising arrangements, customer service support, local area content development, development of set-top devices and pre-commercial deployment consulting provided to our cable partners with significant investments in our common stock was $5.9 million and $5.6 million in the third quarter of 2001 and 2000, respectively, and $19.3 million and $19.4 million in the first nine months of 2001 and 2000, respectively. Related party revenue from consulting and other services rendered to our international and other joint ventures, including arrangements on a cost-plus basis, was $4.9 million and $6.7 million in the third quarter of 2001 and 2000, and was $15.6 million and $17.1 million in the first nine months of 2001 and 2000, respectively.

  Revenue Related to Our Strategic Investments

   In conjunction with many of our investments, we have strategic arrangements to provide services to our investees consisting of the delivery of advertising impressions, e-commerce sponsorships and revenue share arrangements on our web sites. Revenue under these arrangements is recognized based on the fair value of the services provided if sufficient objective evidence of fair value exists for the investment. This revenue was $2.1 million and $18.8 million in the third quarter of 2001 and 2000, respectively, and $19.2 million and $47.3 million in the first nine months of 2001 and 2000, respectively. Investments under these arrangements are recorded at their fair values on the date of the investment. The fair values of such investments in privately held companies are generally determined based on the price per share paid by a third party in the same round of financing in which we participate.

  Barter Revenue

   There was no revenue from barter transactions involving the exchange of advertising in our media properties for advertising in third-party Internet, print and television media in the third quarter of 2001. Revenue from barter transactions involving the exchange of advertising in our media properties for advertising in third party Internet, print and television media was $2.8 million in the third quarter of 2000, and was $3.7 million and $31.3 million in the first nine months of 2001 and 2000, respectively. Revenue from these exchanges is recorded at the lower of the fair value of the advertising delivered or the advertising received. In accordance with Emerging Issues Task Force (EITF) Issue No. 99-17, "Accounting for Advertising Barter Transactions", effective January 20, 2000, the fair value of advertising delivered is based on similar advertising transactions for which we received cash during the six months prior to the advertising barter transactions. Advertising barter transactions generally result in the recognition of equivalent amounts of revenue and expense.

   Revenue recognized from other barter transactions, involving primarily the exchange of our advertising and data-marketing services for third party software and property and equipment for internal use, was $2.2 million in

                  AT HOME CORPORATION (DEBTOR-IN-POSSESSION) the third quarter of 2000 and was $0.8 million and $8.6 million in the first nine months of 2001 and 2000, respectively. There was no revenue from other barter transactions in the third quarter of 2001. Revenue from these exchanges is generally recorded at the fair value of the services provided unless the fair value of the services or products received is more readily determinable.

  Write-down of Goodwill, Other Intangible Assets and Other Assets

   Write-down of goodwill, other intangible assets and other assets consisted of $218.6 million in the third quarter of 2001, including $153.6 million of goodwill and other intangible assets associated with the media business, $41.4 million of property and equipment including software without alternate future use other than as currently used by the MatchLogic and the Excite Narrowband businesses, $37.4 million related to the Cablevision warrants, and $5.2 million of other assets such as prepaid contract fees in the media business. These write-downs were offset by $19 million in recoveries of prior write-downs of goodwill associated with Bluemountain.com resulting from its sale during the third quarter of 2001 for approximately $32 million. In the first nine months of 2001, asset write-downs totaled $842.1 million, including $600.1 million of impairment write-downs to goodwill and other intangible assets in the first quarter of 2001 and a $12.6 million write-off of the Cablevision distribution agreement and $10.8 million write-off of impaired software in the second quarter of 2001. There were no write-downs in the comparable periods in 2000.

   Goodwill and other intangible assets--third quarter of 2001. In the third quarter of 2001, management established and the board of directors approved a formal plan to shut down MatchLogic and pursue an immediate substantial streamlining of our media business through the shutting down or sale of narrowband operations, due to the sustained negative cash flows generated by these business units. We identified these circumstances as impairment indicators as of September 30, 2001 of the remaining carrying values of goodwill, other acquired intangible assets and property and equipment without alternate use other than as currently used by these business units. Based on an analysis indicating that the carrying values of tangible and intangible assets in these business units exceeded the expected undiscounted future cash flows, we determined that the remaining carrying values of all business-unit goodwill and other intangible assets were impaired and that the carrying values of property, equipment and other assets of MatchLogic and other narrowband Media business units were also impaired (see below). The impairment of tangible assets for these business units resulted in the write-off of the $153.6 million remaining carrying value of goodwill and other intangible assets as of September 30, 2001.

   Goodwill and other intangible assets--first quarter of 2001. In the first quarter of 2001, we identified indicators of possible impairment of our long-lived assets (principally, goodwill and other acquired intangible assets) on a basis similar to the impairment indicators identified as of December 31, 2000. The impairment indicators included continued deterioration in the business climate of, and reduced levels of venture capital funding activity for, Internet advertising and other Internet-based companies, continued significant declines in the market values of our competitors in the Internet advertising industry, and changes made and announced in April 2001 in our operating and cash flow forecasts for the remainder of 2001.

   We performed asset impairment tests with the assistance of independent valuation experts at the business unit level, the lowest level for which we have identifiable cash flows. The tests were performed by comparing the expected undiscounted cash flows for a five-year period, plus a terminal value for future cash flows, to each business unit's carrying amount of the goodwill and other intangible assets resulting from purchase business combinations in which the acquired operations have continued to be managed as separate business units. We determined that the potential impairment to carrying amounts of property and equipment and other tangible assets without alternate use other than as currently used by these business units were not significant as of the date of the impairment test. Based on the results of these tests, we determined that the carrying values of business-unit

                  AT HOME CORPORATION (DEBTOR-IN-POSSESSION) goodwill and other intangible assets related to Excite, Kendara, DataInsight, Rucker, iMALL, Bluemountain.com, Webshots, and Worldprints were impaired in the first quarter of 2001.

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

   Property and equipment, including software. As a result of the decision to substantially streamline our media business through the shutting down or sale of narrowband operations, we determined that the carrying value of property and equipment and other assets without alternate use other than as currently used by these business units was impaired as of September 30, 2001. The $41.4 million write-down of these assets during the third quarter of 2001 reduced the carrying value of these assets to fair value.

   In the second quarter of 2001, several in-progress projects in the media business were discontinued. This resulted in the impairment of capitalized costs related to these projects, consisting of third-party software recorded in property and equipment. The software has no alternate use and cannot be sold, and therefore, the $10.8 million carrying amount of this software was written off in the second quarter of 2001.

   Cablevision distribution agreement and warrants. In the second quarter of 2001, we informed Cablevision that we were seeking the termination of our relationship and the recovery of warrants to purchase up to 21.9 million shares of our Series A common stock granted to Cablevision in 1997 and 1998 pursuant to a distribution agreement for the deployment of the @Home service on an exclusive basis to customers located in Cablevision's cable markets. We capitalized the cost of these distribution agreements in 1997 and 1998 based on the fair values of the warrants at that time, and we have been amortizing these balances on a straight-line basis through June 4, 2002, the term of exclusivity. However, based on our intention to terminate the agreement and the probability that we would recover the warrants, we recorded a $12.6 million charge to operations which represented the difference between the unamortized balance of the Cablevision distribution agreement and the $37.4 million fair value of the warrants included in other assets. The $37.4 million carrying value of the warrants was recorded as a loss in the third quarter of 2001 based on the decline in the fair value of the warrants as of September 30, 2001. We also filed a lawsuit against Cablevision on April 23, 2001, seeking the return of the warrants or money damages. Please see "Part II. Item I. Legal Proceedings--Other Litigation Matters" for further detail regarding this lawsuit.

   Bluemountain.com sale. On September 12, 2001, we completed the sale of Bluemountain.com, an online greeting card provider, for net proceeds of approximately $32 million in cash. The sale proceeds in excess of the approximately $13 million in carrying value of assets sold (approximately $3 million of tangible assets and $10 million of intangible assets), net of transaction fees, was recorded as a $19 million recovery against the prior write-down in Bluemountain.com goodwill and other intangible assets.

  Write-down of Other Investments

   We recorded impairment write-downs of other investments of $32.3 million in the first nine months of 2001, respectively. These write-downs included $9 million in the first nine months of 2001 on publicly traded equity securities representing other-than-temporary unrealized losses included in accumulated other comprehensive income (loss) and $23.3 million in the first nine months of 2001 on privately held investments representing a

                  AT HOME CORPORATION (DEBTOR-IN-POSSESSION) reduction in the investment balance recorded in other investments. The write-down of $8.4 million in the third quarter of 2001 was related to privately held investments. There were no impairment write-downs of other investments recorded in the comparable periods in 2000. The impairment write-downs related to publicly traded equity securities resulted from our conclusion that declines in the fair market values of such investments below their carrying values were not temporary (generally, the fair market values were below the carrying values for a continuous period of six months or more). The impairment write-downs related to privately held investments resulted from our conclusion that the carrying values of these investments were not recoverable, based on indicators such as bankruptcy, limited liquidity and low probability of closing required near-term financing.

  Business Combinations and Acquisition-Related Costs

   Acquisition-related costs were as follows for the periods indicated (in thousands):

                                                          Three Months Ended  Nine Months Ended
                                                            September 30,       September 30,
                                                          ------------------ -------------------
                                                            2001     2000      2001      2000
                                                          -------  --------  -------- ----------
Amortization of goodwill and other intangible assets..... $21,005  $580,815  $144,811 $1,729,237
Amortization of acquisition-related deferred compensation   5,257     5,252    15,750     15,487
Other acquisition-related costs..........................      --     4,975       160      8,768
                                                          -------  --------  -------- ----------
   Total acquisition-related costs....................... $26,262  $591,042  $160,721 $1,753,492
                                                          =======  ========  ======== ==========

   Amortization of goodwill and other intangible assets was $21 million and $580.8 million in the third quarter of 2001 and 2000, respectively, and was $144.8 million and $1,729.2 million in the first nine months of 2001 and 2000, respectively. The reduction in amortization and accumulated amortization in 2001 from the comparable periods in 2000 resulted from the impairment write-downs of goodwill and other intangible assets amounting to $4,609.1 million in the fourth quarter of 2000 and $600.1 million in the first quarter of 2001.

   Amortization of deferred compensation related to acquisitions was $5.3 million in both the third quarter of 2001 and 2000, respectively and was $15.8 million and $15.5 million in the first nine months of 2001 and 2000, respectively. Acquisition-related deferred compensation resulted from certain outstanding employee stock options and restricted stock that we assumed in the acquisitions of Webshots and Bluemountain.com in 1999 and DataInsight in 2000. Deferred compensation is measured as the difference between the exercise price of an unvested award and the fair market value of our Series A common stock at the date of the acquisition and is amortized over the vesting term of the award.

   Other acquisition-related costs in the prior year periods were incurred predominantly as a result of personnel, systems and technology integration efforts related primarily to our acquisitions of Excite, iMALL, Bluemountain.com, Kendara and Worldprints.

  Comprehensive Loss

   The components of our comprehensive loss for each period presented are as follows (in thousands):

                                                          Three Months Ended       Nine Months Ended
                                                             September 30,           September 30,
                                                         --------------------  ------------------------
                                                           2001       2000        2001         2000
                                                         ---------  ---------  -----------  -----------
Net loss................................................ $(271,284) $(668,710) $(1,450,162) $(2,013,494)
Unrealized gain (loss) on available-for-sale investments    (1,425)    25,774      (20,448)     (83,573)
Foreign currency translation gain (loss)................        36         48          132          190
                                                         ---------  ---------  -----------  -----------
   Comprehensive loss................................... $(272,673) $(642,888) $(1,470,478) $(2,096,877)
                                                         =========  =========  ===========  ===========

                  AT HOME CORPORATION (DEBTOR-IN-POSSESSION)

6. Calculation of Net Loss Per Share

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

   The computation of basic and diluted net loss per share is as follows for the periods indicated (in thousands, except per share data):

                                                          Three Months Ended       Nine Months Ended
                                                             September 30,           September 30,
                                                         --------------------  ------------------------
                                                           2001       2000        2001         2000
                                                         ---------  ---------  -----------  -----------
Net loss................................................ $(271,284) $(668,710) $(1,450,162) $(2,013,494)
                                                         =========  =========  ===========  ===========
Weighted average shares of common stock outstanding.....   410,216    402,408      408,476      396,824
Less: weighted average shares of common stock subject to
  repurchase............................................      (119)    (1,217)        (354)      (1,848)
                                                         ---------  ---------  -----------  -----------
Shares used in per share calculations...................   410,097    401,191      408,122      394,976
                                                         =========  =========  ===========  ===========
Net loss per share--basic and diluted................... $   (0.66) $   (1.67) $     (3.55) $     (5.10)
                                                         =========  =========  ===========  ===========

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes contained in this report and the information contained in our annual report for the year ended December 31, 2000. This discussion contains "forward-looking" statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. In some cases, you can identify these statements by words such as "may," "might," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue," and other similar terms. These forward-looking statements include, among other things, statements about our pending bankruptcy proceedings, future financial outlook, cash position, revenues, broadband subscriber base and more generally other projections of our future financial performance, our potential growth and anticipated trends in our businesses. These statements are only predictions, based on our current expectations about future events, and we cannot guarantee that they will be accurate. These forward-looking statements involve risks and uncertainties, and our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements on the basis of several factors, including those that we discuss under the section entitled "Risk Factors". We encourage you to read that section carefully. These forward-looking statements speak only as of the date of this report, and we will not necessarily update information in this report if any forward-looking statement later turns out to be inaccurate, unless we are required to do so by law.

Overview

   On September 28, 2001, At Home Corporation, or Excite@Home, and all of our wholly-owned subsidiaries, excluding Excite Europe Ltd., Excite Espana SL and certain other foreign subsidiaries, filed voluntary petitions for reorganization relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Northern District of California, jointly administered under Case No. 01-32495-TC. Also on September 28, 2001, we entered into an asset purchase agreement with AT&T Corp., our controlling shareholder, providing for the purchase by AT&T of substantially all of the assets and services associated with our broadband Internet access business for $307 million and the assumption of certain liabilities. We have filed a motion with the bankruptcy court to approve this asset sale to AT&T pursuant to Section 363 of Chapter 11 of the United States Bankruptcy Code. This asset purchase agreement is subject to several closing conditions, including approval by the bankruptcy court and competing offers or overbids during the Section 363 sale process. The sale hearing is currently scheduled for December 5, 2001. There can be no assurance that the hearing will take place on this date or at all. We are currently overseeing our operations as a debtor in possession, subject to court approval of matters outside the ordinary course of business, and pending resolution of our motion to reject certain master distribution agreements, as described below, we intend to continue to operate our Internet access business until the proposed sale of this business is completed. Under Chapter 11, claims against us in existence prior to the filing of the petitions for reorganization relief under the federal bankruptcy laws are stayed while we are in bankruptcy. Please see "Chapter 11 Bankruptcy Filings" and "Risk Factors" for further detail about our bankruptcy filing. As a result of the uncertainties inherent in the bankruptcy process, historical trends, growth rates and other factors that are derived from comparisons of operating results of prior and current periods are not indicative of future results.

   We are a leading provider of residential broadband network services through our @Home service, which had approximately 3,690,000 subscribers in North America and 470,000 International subscribers as of September 30, 2001, and we provide commercial broadband services to thousands of small and medium-sized enterprises and several content delivery networks. The @Home service is delivered in partnership with our cable partners, which include AT&T, Comcast, Cox, Shaw, Rogers and many others, over the upgraded local cable infrastructure. As of September 30, 2001, approximately 36 million homes were upgraded for two-way data traffic and therefore capable of receiving the @Home service.

   We are in the process of shutting down our MatchLogic operations and substantially streamlining our international operations and media business, through the shutting down or sale of narrowband operations. As a result of these decisions, we announced a workforce reduction of approximately 500 employees on September 25, 2001 and began to negotiate the termination of contracts, to exit several facilities and to surrender possession of those facilities already vacated. Earlier in the third quarter, we eliminated approximately 300 redundant positions as a result of several internal organizational realignments. The restructuring costs associated with these actions in the third quarter totaled $34.6 million and the substantial portion of the third quarter asset write-downs of $218.6 million consisted of impairment charges for goodwill, other intangible assets and tangible assets associated with media operations and MatchLogic. We expect to complete the shut down of MatchLogic and the sale or shutting down of narrowband media operations by December 31, 2001. The sale of non-core assets, including the recently-announced agreement for the sale for $10 million of certain domain names, trademarks and narrowband user traffic associated with Excite.com, are subject to approval by the bankruptcy court and parties-in-interest.

   In September 2001, we sold our Bluemountain.com web site, an online greeting card business, for net proceeds of approximately $32 million in cash. Also in the third quarter of 2001, we also initiated efforts to sell or liquidate our financial interests in international joint ventures, including @Home Benelux, @Home Japan, Excite@Home Australia, Excite Japan, Excite UK and Excite Italy. During the quarter, our interests in @Home Benelux and Excite@Home Australia were acquired by the respective joint venture partners. These transactions resulted in the recovery of the accounts and note receivable balances from these joint ventures and a partial recovery of our investment in Excite@Home Australia. In conjunction with the termination of our equity interest in these joint ventures, we entered into long-term technology licensing and support agreements with the former joint venture partners under which we will continue to provide services and receive revenues in the future. We are continuing to seek the sale or liquidation of our financial interests in our remaining international joint ventures while in bankruptcy.

   Currently, our services are organized into four business segments. Consumer Access includes the @Home service, Commercial Services includes the @Work service, Media/Advertising includes Excite and MatchLogic advertising and media services, and International includes our international operations. We expect that revenues in our Media/Advertising and International segments will substantially decline and our consolidated operating costs will be reduced as narrowband operations in these segments are sold or shut down.

Results of Operations

  Three Months (Third Quarter) and Nine Months Ended September 30, 2001 Compared to Three Months and Nine Months Ended September 30, 2000

Note: As a result of the uncertainties inherent in the restructuring process while in bankruptcy, historical trends, growth rates and other factors that are derived from comparisons of operating results of prior and current periods are not indicative of future results.

Revenues

   Our reportable segments have changed from prior years, and the 2000 information has been restated accordingly. The following represents our revenues by business segment for the periods indicated (dollars in thousands):

                                Three Months Ended September 30,
                           -----------------------------------------
                                      % of                     % of
                                     Total   Period           Total
                             2001   Revenues Change   2000   Revenues
                           -------- -------- ------ -------- --------
Revenues:.................
   Consumer access........ $104,488    76%     84%  $ 56,788    35%
   Commercial services....   14,207    10%    (20)%   17,796    11%
   Media/advertising......   14,357    10%    (82)%   77,731    49%
   International..........    5,333     4%    (35)%    8,218     5%
                           --------   ---           --------   ---
       Total revenues..... $138,385   100%    (14)% $160,533   100%
                           ========   ===           ========   ===

                                Nine Months Ended September 30,
                           -----------------------------------------
                                      % of                     % of
                                     Total   Period           Total
                             2001   Revenues Change   2000   Revenues
                           -------- -------- ------ -------- --------
Revenues:.................
   Consumer access........ $269,519    64%     78%  $151,246    34%
   Commercial services....   44,004    11%     (2)%   45,030    10%
   Media/advertising......   87,990    21%    (62)%  228,691    51%
   International..........   18,306     4%    (18)%   22,350     5%
                           --------   ---           --------   ---
       Total revenues..... $419,819   100%     (6)% $447,317   100%
                           ========   ===           ========   ===

  Consumer Access

   Consumer Access revenues for the periods presented consisted primarily of the percentage of @Home service subscription fees from North American subscribers that we received under our revenue sharing agreements with our cable partners. Revenue from the @Home service varies by cable partner and market and typically represented 35% of the monthly fee collected from each subscriber by the cable partner. We generally receive a lower fee if subscribers purchase their own cable modems, if cable partners offer incentives to new subscribers such as reduced fees or free service, or if cable partners provide a portion of the service themselves such as those in Canada. Revenue from @Home subscribers outside of North America is recorded in the International segment and not in Consumer Access. Due to the above factors, revenue from the @Home service may significantly lag subscriber growth rates and may not result in consistent measurements such as average revenue per unit
(ARPU) over any period.

   In June 2001, we announced that our mutual exclusivity obligations with Comcast and Cox would end on December 4, 2001, and in August 2001, we announced that Comcast and Cox would formally terminate their distribution agreements with us on June 4, 2002. Currently, Comcast and Cox together account for approximately 30% of our consolidated revenues.

   In October 2001, we entered into interim agreements with substantially all of our North American cable partners that revise the terms under which we provide the @Home service in consideration for these cable partners' continued ability to add subscribers to our broadband Internet service. Under these interim agreements, payments for past services were brought current and we will receive periodic up-front payments for subscriber revenues through November 30, 2001 based on a fixed amount of revenue per @Home subscriber that represents an increase in per-subscriber revenues compared to the revenue share amounts we have historically received under our distribution agreements. These interim agreements expire on November 30, 2001, and there can be no assurance that they will be extended or renewed for any period. On October 10, 2001, we received a notice from AT&T that our failure to add new subscribers was a breach of certain sections of the asset purchase agreement and that AT&T reserved all its contractual, legal and equitable rights with respect to the alleged breaches. On or about October 22, 2001, the bondholders' committee filed a motion in the bankruptcy court to obtain an order compelling us to reject master distribution agreements that we have with certain cable companies, asserting that the terms of those contracts are unfavorable to Excite@Home. On or about November 2, 2001, we filed a motion seeking authority to reject the same master distribution agreements on the basis that (i) if we complete the sale of our access assets to AT&T the agreements must be rejected and (ii) we believe the terms of the agreements are unfavorable and we do not believe that the cable companies will renegotiate the agreements without the threat of a shutdown. The hearing on both motions is set for November 30, 2001.

   Consumer Access revenues increased in the third quarter and first nine months of 2001 by 84% and 78%, respectively, as compared to the same periods in 2000, due primarily to the approximately 85% growth in the number of North American @Home subscribers from approximately 2.0 million as of September 30, 2000 to approximately 3.7 million as of September 30, 2001. Consumer Access revenues did not increase at the same rate as the increase in the number of @Home subscribers due to a combination of the factors affecting @Home revenue discussed above, the most significant of which was free service incentives offered by our cable partners to attract new subscribers. In addition, the number of @Home subscribers at the end of a particular period is not representative of the average number of paying subscribers during that period.

   Our bankruptcy filing and the proposed sale of our broadband business to AT&T or other bidders and the pending motions for us to reject the master distribution agreements, as well as the weakening economy and increased unemployment rate, may result in losses of existing and potential subscribers, and may have secondary effects which may adversely affect our subscriber growth. In addition, the decision by Comcast and Cox to terminate their distribution agreements with us and the uncertainty regarding whether, and under what terms, our distribution arrangements with our cable partners will be extended, create uncertainty regarding the number of subscribers that we will provide the @Home service to in the future and the revenues we would receive from those subscribers. Due to these factors, historical subscriber and revenue growth trends are not necessarily indicative of future results. Moreover, if we are successful in closing the sale of our broadband business to AT&T or another bidder, we will have no subscribers. Please see "Risk Factors" for further factors that may affect our Consumer Access revenues in the future.

  Commercial Services

   Commercial Services includes revenues from the @Work service, small business hosting services and content delivery network arrangements. Revenues from the @Work service and content delivery networks are based on the number of customers and the type of data connections used by those customers. The @Work service is included as part of the assets to be sold to AT&T or other bidders.

   Commercial Services revenues decreased in the third quarter and first nine months of 2001 by 20% and 2%, respectively, as compared to the same periods in 2000, due primarily to the decrease in e-commerce revenue generated in the 2000 periods by our iMALL e-commerce business application operations, which were discontinued in the first quarter of 2001, partially offset by increases in revenues from the @Work service due to moderate growth in the number of customers.

   The iMALL operations discontinued in the first quarter of 2001 may result in lower total Commercial Services revenues for the remainder of 2001 as compared to 2000. Additionally, our joint offer agreement with AT&T is being terminated effective March 31, 2002, which may result in lower Commercial Services revenues in future periods. Our bankruptcy filing and the proposed sale of our broadband business to AT&T or other bidders, as well as the weakening economy, has resulted in significant uncertainties about future results in the Commercial Services segment and therefore historical customer and revenue growth trends are not necessarily indicative of future results. Please see "Risk Factors" for further factors that may affect our Commercial Services revenues in the future.

  Media/Advertising

   Media/Advertising includes revenues generated by our narrowband and broadband Excite portals and the Bluemountain.com and Webshots web sites (together, the Excite Network), as well as targeted advertising, online database marketing and e-commerce relationship management services provided by MatchLogic. In September 2001, we announced that we would shut down the MatchLogic operations by year-end and substantially streamline our media business through the shut down or sale of narrowband operations. We also sold the Bluemountain.com web site in September 2001. The sale of non-core assets while in bankruptcy, including a recently-announced agreement for the sale for $10 million of certain narrowband assets associated with Excite.com, including certain domain names, trademarks, and user data, are subject to approval by the bankruptcy court and parties-in-interest. As a result of these actions, our Media/Advertising revenues in future periods will decrease substantially and will represent an insignificant portion of consolidated revenues going forward.

   Media/Advertising revenues decreased in the third quarter and first nine months of 2001 by 82% and 62%, respectively, as compared to the same periods in 2000, due to the decline in our advertising rates and the number of advertisers in response to softness in the Internet advertising market, deterioration in the Internet business climate, and reluctance by advertisers to remain in, or enter into, partnership arrangements with us given our planned closure or sale of narrowband media operations.

  International

   International includes revenues earned from services provided to our joint ventures outside of North America, including revenue sharing for online advertising and consulting and other services provided under arrangements on a cost plus basis, and revenue earned by our consolidated operations outside of North America, consisting primarily of advertising revenue. In July 2001, we substantially completed the shut down of our consolidated European narrowband media operations. Also in the third quarter of 2001, we initiated efforts to sell or liquidate our financial interests in international joint ventures. During the quarter, our interests in @Home Benelux and Excite@Home Australia were acquired by the respective joint venture partners. In conjunction with the termination of our equity interest in these joint ventures, we entered into long-term technology licensing and support agreements with the former joint venture partners under which we will continue to provide services and receive revenues in the future. We are continuing to seek the sale or liquidation of our financial interests in our remaining international joint ventures while in bankruptcy. In future periods, we expect International revenues to consist primarily of technology licensing and support arrangements for the @Home service previously provided under joint venture agreements. Our bankruptcy filing and the proposed sale of our broadband business to AT&T or other bidders has resulted in significant uncertainties about future results in the International segment and therefore historical trends are not necessarily indicative of future results.

   Revenues from International decreased in the third quarter and first nine months of 2001 by 35% and 18%, respectively, as compared to the same periods in 2000, due to the decline in revenues earned by our consolidated European narrowband operations due to weakening demand for Internet advertising and the shut down of these operations in the third quarter of 2001, partially offset by the increase in subscriber revenue from international @Home broadband operations. International revenue earned from our unconsolidated international joint ventures was $5.2 million and $5.6 million in the third quarter of 2001 and 2000, respectively, and $15.4 million and $14.7 million in the first nine months of 2001 and 2000, respectively. International revenue earned by our consolidated operations outside of North America was $0.1 million and $2.6 million in the third quarter of 2001 and 2000, respectively, and $2.9 million and $7.7 million in the first nine months of 2001 and 2000, respectively.

  Revenue from related parties

   Revenue from related parties decreased by 12% to $10.8 million, or 8% of total revenues, in the third quarter of 2001 from $12.3 million, or 8% of total revenues, in the third quarter of 2000 and decreased by 4% to $34.9 million, or 8% of total revenues, in the first nine months of 2001 from $36.5 million, or 8% of total revenues, in the first nine months of 2000. Related party revenue from services such as advertising arrangements, customer service support, local area content development, development of set-top devices and pre-commercial deployment consulting provided to our cable partners with significant investments in our common stock increased by 5% to $5.9 million in the third quarter of 2001 from $5.6 million in the third quarter of 2000 and decreased by 1% to $19.3 million in the first nine months of 2001 from $19.4 million in the first nine months of 2000. Related party revenue from consulting and other services rendered to our international and other joint ventures, including arrangements on a cost plus basis, decreased by 27% to $4.9 million in the third quarter of 2001 from $6.7 million in the third quarter of 2000 and decreased by 9% to $15.6 million in the first nine months of 2001 from $17.1 million in the first nine months of 2000.

  Revenue related to our strategic investments

   In conjunction with many of our investments, we have strategic arrangements to provide services to our investees consisting of the delivery of advertising impressions, e-commerce sponsorships and revenue share arrangements on our web sites. Revenue under these arrangements is recognized based on the fair value of the services provided if sufficient objective evidence of fair value exists for the investment. Revenue from strategic investments decreased by 89% to $2.1 million, or 2% of total revenues, in the third quarter of 2001 from $18.8 million, or 12% of total revenues, in the third quarter of 2000, and decreased by 59% to $19.2 million, or 5% of total revenues, in the first nine months of 2001 from $47.3 million, or 11% of total revenues, in the first nine months of 2000. Investments under these arrangements are recorded at their fair values on the date of the investment. The fair values of such investments in privately held companies are generally determined based on the price per share paid by a third party in the same round of financing in which we participate.

  Barter revenue

   Revenue from barter transactions involving the exchange of advertising in our media properties for third party advertising in Internet, print and television media decreased by 100% in the third quarter of 2001 from $2.8 million, or 2% of total revenues, in the third quarter of 2000, and decreased by 89% to $3.7 million, or 1% of total revenues, in the first nine months of 2001 from $31.3 million, or 7% of total revenues, in the first nine months of 2000. Revenue from these exchanges is recorded at the lower of the fair value of the advertising delivered or the advertising received. In accordance with Emerging Issues Task Force (EITF) Issue No. 99-17, "Accounting for Advertising Barter Transactions", effective January 20, 2000, the fair value of advertising delivered is based on similar advertising transactions for which we received cash during the six months prior to the advertising barter transactions. Advertising barter transactions generally result in the recognition of equivalent amounts of revenue and expense.

   Revenue recognized from other barter transactions, involving primarily the exchange of our advertising and data-marketing services for third party software and property and equipment for internal use, decreased by 100% in the third quarter of 2001 from $2.2 million, or 1% of total revenues, in the third quarter of 2000, and decreased by 91% to $0.8 million, or less than 1% of total revenues, in the first nine months of 2001 from $8.6 million, or 2% of total revenues, in the first nine months of 2000. Revenue from these exchanges is generally recorded at the fair value of the services provided unless the fair value of the services or products received is more readily determinable.

Operating Costs

   Our operating costs were as follows for the periods indicated (dollars in thousands):

                                                                   Three Months Ended
                                                                     September 30,
                                                              ----------------------------
                                                                 2001    Change    2000
                                                              ---------- ------ ----------
Operating costs:
   Cost of services and products............................. $   94,617   18%  $   80,365
   Product development and engineering.......................     26,328   11%      23,818
   Sales and marketing.......................................     37,891  (52%)     79,244
   General and administrative................................     16,879  (14%)     19,535
   Restructuring charge......................................     34,631  n/a           --
   Costs and amortization of distribution agreements.........     23,583   (3%)     24,350
   Costs and amortization of goodwill, intangible assets,
     deferred compensation and other acquisition-related
     amounts.................................................     26,262  (96%)    591,042
   Write-down of goodwill, other intangible assets and other
     assets..................................................    218,592  n/a           --
                                                              ----------  ---   ----------
       Total operating costs................................. $  478,783  (41%) $  818,354
                                                              ==========        ==========

                                                                   Nine Months Ended
                                                                     September 30,
                                                              ----------------------------
                                                                 2001    Change    2000
                                                              ---------- ------ ----------
Operating costs:
   Cost of services and products............................. $  285,726   38%  $  206,967
   Product development and engineering.......................     85,365   19%      71,606
   Sales and marketing.......................................    144,232  (31%)    210,424
   General and administrative................................     52,773   10%      48,057
   Restructuring charge......................................    210,440  n/a           --
   Costs and amortization of distribution agreements.........     99,022  (32%)    146,481
   Costs and amortization of goodwill, intangible assets,
     deferred compensation and other acquisition-related
     amounts.................................................    160,721  (91%)  1,753,492
   Write-down of goodwill, other intangible assets and other
     assets..................................................    842,069  n/a           --
                                                              ----------        ----------
       Total operating costs................................. $1,880,348  (23%) $2,437,027
                                                              ==========        ==========

  Cost of services and products

   Cost of services and products is primarily related to our broadband network for delivering the @Home and @Work services and our Internet web sites, and includes costs related to telecommunications and connectivity, web hosting, technical and customer support, operational personnel, equipment depreciation, and royalties, license arrangements and revenue sharing arrangements for content and other services. Cost of services and products increased in the third quarter and first nine months of 2001 by 18% and 38%, respectively, as compared to the same periods in 2000, due primarily to network maintenance, depreciation of network equipment, connectivity costs and customer service operations related to the growth in @Home and @Work customers and higher network expenses due to our efforts to stabilize, scale and improve the reliability of our broadband network. These increases were partially offset by reduced levels of revenue sharing payments related to media and advertising services. There is significant uncertainty regarding the future level of our cost of services and products as a result of our bankruptcy filing and the related restructuring process, but we anticipate that any future increases in the @Home and/or @Work customer base, were they to occur, would generally result in increases in cost of services and products.

  Product development and engineering

   Product development and engineering costs consist primarily of salaries and related costs for hardware and software development and engineering personnel, consulting fees, equipment depreciation, supplies, and allocated overhead costs such as computer systems and facilities. Product development and engineering costs increased in the third quarter and first nine months of 2001 by 11% and 19%, respectively, as compared to the same periods in 2000, due to higher network development costs related to our efforts to stabilize, scale and improve the reliability of our broadband network as well as costs for the development of advanced broadband services, such as premium subscription-based services, billing and back-office systems, auto-provisioning and self-installation initiatives. These increases were partially offset by moderate operational cost savings from the decrease in product development related to media and advertising and from lower levels of engineering recruiting and consulting fees. While in bankruptcy and the related restructuring process, we cannot anticipate what type of product development and engineering projects will be continued and therefore, future decisions about the level of product development and engineering efforts will be the primary factor in the level of future product development and engineering costs.

  Sales and marketing

   Sales and marketing costs consist primarily of promotional and advertising costs, personnel costs for our direct sales force, commissions, agency and consulting fees, and allocated overhead costs such as computer systems and facilities. We currently rely on our cable partners to market the @Home service in local markets although we have historically made additional marketing funds available to our cable partners for this purpose. In addition, we have engaged in nationwide marketing of the @Home service through promotional activities and retail initiatives. Sales and marketing costs decreased in the third quarter and first nine months of 2001 by 52% and 31%, respectively, as compared to the same periods in 2000, due to the curtailment in spending for marketing and promotion of our narrowband web sites and the discontinuation of our free ISP product during the first quarter of 2001 which has resulted in the elimination of related marketing costs. The decrease in the first nine months of 2001 as compared to 2000 was partially offset by efforts in the first quarter of 2001 to support our strategic alliances and data marketing activities. In addition, the decreases in the 2001 periods as compared to 2000 were partially offset by provisions for bad debt resulting from our restructuring plans. While in bankruptcy and the related restructuring process, we do not anticipate that sales and marketing efforts will be maintained at the levels experienced in recent periods and therefore we expect sales and marketing costs to continue at substantially reduced levels in the future as compared to historical periods.

  General and administrative

   General and administrative costs consist primarily of administrative, legal, finance and executive personnel costs, fees for professional services and the related costs of facilities and computer systems to support our operations. General and administrative costs decreased in the third quarter of 2001 by 14% as compared to the third quarter of 2000 due to the implementation of cost-saving measures during 2001 including workforce reductions and the closure of real estate facilities. General and administrative costs increased in the first nine months of 2001 by 10% as compared to the first nine months of 2000 due to the pre-restructuring expansion of facilities and computer systems, including related increases in costs for telecommunications, utilities and taxes, as well as higher legal and professional fees during the significant growth phase of our operations and infrastructure between the beginning of 2000 and early 2001. Due to uncertainties inherent in the bankruptcy and related restructuring process, we cannot predict the future trend in general and administrative costs.

  Restructuring charges

   On September 25, 2001, we announced a workforce reduction of over 500 employees in connection with the shutting down of the MatchLogic business unit and the substantial streamlining of our media business through the shut down or sale of narrowband operations. The workforce reduction was approved by our board of directors on September 21, 2001. Earlier in the third quarter, we eliminated approximately 300 redundant positions as a result of several internal organizational realignments. Management approved plans to vacate several additional facilities in connection with these workforce reductions and we also surrendered possession of a number of vacant facilities in the third quarter of 2001.

   On April 30, 2001, we announced a workforce reduction of approximately 380 employees and the expansion of our operational restructuring announced on January 23, 2001. The workforce reduction was approved by our board of directors on April 16, 2001 and impacted all divisions throughout the company, but was more heavily weighted towards our media operations. We also completed the shutdown of consolidated European narrowband operations by July 15, 2001 as contemplated in the April 30, 2001 announcement. Additionally, management determined that several facilities, including recently constructed buildings near our corporate headquarters, would not be occupied as a result of the workforce reductions and the general reduction in our planned employee levels. We have significant lease obligations in connection with these recently constructed buildings representing the substantial portion of our restructuring costs in the second quarter of 2001.

   On January 23, 2001, we announced a workforce reduction of approximately 250 employees and a related operational restructuring, which was approved by our board of directors on January 19, 2001. The majority of reductions and restructuring affected the narrowband media operations and the iMALL e-commerce application operations. We substantially completed the winding down of iMALL activities in the second quarter of 2001. We also discontinued our DSL offering to @Work customers in the first quarter of 2001 due to the dissolution of Northpoint, a wholesale provider of DSL connectivity.

   As of September 30, 2001, approximately 1,500 positions were eliminated as a result of workforce reductions initiated during 2001, of which approximately 180 employees remained on staff primarily for the purpose of shutting down MatchLogic operations and shutting down or selling narrowband media operations. We plan to substantially complete the exit activities associated with our workforce reductions prior to the end of 2001.

   We incurred restructuring costs of $34.6 million in the third quarter of 2001 and $210.4 million in the first nine months of 2001. We did not incur restructuring costs in the comparable periods in 2000. Restructuring costs included the following amounts in the third quarter, second quarter and first quarter of 2001, respectively: $5.7 million, $7.6 million and $5.5 million for severance and related employee benefit obligations; $15.4 million, $150.9 million and $5.8 million in estimated losses on noncancellable leases related to facilities exited as a result of consolidating personnel, net of expected sublease income and including unrecoverable leasehold improvements; and $13.5 million, $0.2 million and $5.8 million of other costs such as penalties incurred for terminated contracts and reserves for losses upon disposal of assets as a result of the activities exited. The facilities charges are comprised primarily of estimated losses on recently completed facilities near our corporate headquarters. We surrendered possession of these and several other facilities during the third quarter of 2001 and the bankruptcy court approved our motion to reject these leases in October 2001. We recorded as a reduction in the restructuring accrual and corresponding reorganization gain the difference between the estimated lease losses immediately prior to the bankruptcy filing and the expected amount of the allowed claims for these leases pursuant to Section 502 of the United States Bankruptcy Code.

   Incremental cash payments related to our restructuring plans consisted of severance payments and payments for terminated contracts totaling approximately $5 million in each of the three quarters of 2001. As a result of our bankruptcy filing, the restructuring accrual as of September 30, 2001 predominantly represents pre-petition obligations and therefore we expect to pay these amounts in accordance with the bankruptcy process. Although we expect to realize cash and operational savings in future periods from these workforce reductions and restructuring plans, the business activities associated with these actions generated significant revenues on a historical basis and therefore we do not believe that these actions will result in cash and operational savings that are relevant for the purposes of projecting future cash flows or operating results in comparison with our historical results.

   Costs incurred during bankruptcy or as a result of the restructuring process while in bankruptcy are recorded as reorganization items.

  Cost and amortization of distribution agreements

   Cost and amortization of distribution agreements decreased in the third quarter of 2001 by 3% and decreased in the first nine months of 2001 by 32% as compared to the respective periods in 2000. The decrease in 2001 over the prior year periods was due to the lower cost of distribution agreements charged immediately to operations and the decrease in amortization of distribution agreements due to the write-off of the Cablevision distribution agreement in the second quarter of 2001. Cost and amortization of distribution agreements represent charges to operations based on the fair value of warrants granted to cable partners as incentives for distributing the @Home service. The fair values of warrants not related to any future agreements or subject to forfeiture are charged to operations immediately at the time that the warrants are earned and represent cost of distribution agreements. There were no such charges in either the third quarter of 2001 or 2000. Cost of distribution agreements was $26.1 million and $75.6 million in the first nine months of 2001 and 2000, respectively. The fair values of warrants earned by cable partners in connection with exclusive distribution of the @Home service are capitalized and amortized over the term of the respective distribution agreement. Amortization of distribution agreements was $23.6 million and $24.4 million in the third quarter of 2001 and 2000, respectively, and was $72.9 million and $70.9 million in the first nine months of 2001 and 2000, respectively. We expect that the future amortization rate of distribution agreements will be at comparable levels to prior periods, but the early termination of distribution agreements with our cable partners would likely result in an increased rate of amortization.

  Costs and amortization of goodwill, intangible assets, deferred compensation and other acquisition-related amounts

   Acquisition-related costs were as follows for the periods indicated (in thousands):

                                       Three Months Ended
                                         September 30,       Nine Months Ended September 30,
                                    ------------------------ -------------------------------
                                     2001   Change    2000      2001      Change    2000
                                    ------- ------  --------  --------    ------ ----------
Amortization of goodwill and other
  intangible assets................ $21,005   (96%) $580,815 $144,811      (92%) $1,729,237
Amortization of acquisition-related
  deferred compensation............   5,257     0%     5,252   15,750        2%      15,487
Other acquisition-related costs....      --  (100%)    4,975      160      (98%)      8,768
                                    -------         --------  --------           ----------
Total acquisition-related costs and
  expenses......................... $26,262   (96%) $591,042 $160,721      (91%) $1,753,492
                                    =======         ========  ========           ==========

   Amortization of goodwill and other intangible assets. Amortization of goodwill and other intangible assets decreased in the third quarter and first nine months of 2001 by 96% and 91%, respectively, as compared to the same periods in 2000, due to the impairment write-downs of these intangible assets amounting to $4,609.1 million in the fourth quarter of 2000 and an additional $600.1 million in the first quarter of 2001. Because goodwill and other intangible assets were fully written off in the third quarter of 2001, we do not expect future amortization related to these intangible assets.

   Amortization of acquisition-related deferred compensation. Amortization of deferred compensation related to acquisitions remained substantially the same in the third quarter and first nine months of 2001 as compared to the same periods in 2000. We expect that future amortization of deferred compensation will be reduced substantially due to the sale of Bluemountain.com in the third quarter of 2001 and the full amortization of deferred compensation balances associated with Webshots, which accounted for the substantial portion of deferred compensation amortization in prior periods.

   Other acquisition-related costs. There were no other acquisition-related costs in the third quarter of 2001, as compared to costs of $5 million in the third quarter of 2000. Other acquisition-related costs decreased by 98% in the first nine months of 2001 compared to the first nine months of 2000. These decreases in 2001 were due to higher costs incurred in 2000 as a result of personnel, systems and technology integration efforts related primarily to our acquisitions of Excite, iMALL, Bluemountain.com, Kendara and Worldprints. We do not expect to incur these costs in the foreseeable future.

  Impairment write-down of goodwill, other intangible assets and other assets

   Write-down of goodwill, other intangible assets and other assets consisted of $218.6 million in the third quarter of 2001, including $153.6 million of goodwill and other intangible assets associated with the media business, $41.4 million of property and equipment including software without alternate future use other than as currently used by the MatchLogic and the Excite Narrowband businesses, $37.4 million related to the Cablevision warrants, and $5.2 million of other assets such as prepaid contract fees in the media business. These write-downs were offset by $19 million in recoveries of prior write-downs of goodwill associated with Bluemountain.com resulting from its sale during the third quarter of 2001 for approximately $32 million. In the first nine months of 2001, asset write-downs totaled $842.1 million, including $600.1 million of impairment write-downs to goodwill and other intangible assets in the first quarter of 2001 and a $12.6 million write-off of the Cablevision distribution agreement and $10.8 million write-off of impaired software in the second quarter of 2001. There were no write-downs in the comparable periods in 2000.

   Goodwill and other intangible assets--third quarter of 2001. In the third quarter of 2001, management established and the board of directors approved a formal plan to shut down MatchLogic and pursue a substantial streamlining of our media business through the shut down or sale of narrowband operations, due to the sustained negative cash flows generated by these business units. We identified these circumstances as impairment indicators as of September 30, 2001 of the remaining carrying values of goodwill, other acquired intangible assets and property and equipment without alternate use other than as currently used by these business units. Based on an analysis indicating that the carrying values of tangible and intangible assets in these business units exceeded the expected undiscounted future cash flows, we determined that the remaining carrying values of all business-unit goodwill and other intangible assets were impaired and that the carrying values of property, equipment and other assets of MatchLogic and other narrowband Media business units were also impaired (see below). The impairment of tangible assets for these business units resulted in the write-off of the $153.6 million remaining carrying value of goodwill and other intangible assets as of September 30, 2001.

   Goodwill and other intangible assets--first quarter of 2001. In the first quarter of 2001, we identified additional indicators of possible impairment of our long-lived assets, principally goodwill and other intangible assets, on a basis similar to the impairment indicators identified as of December 31, 2000. These impairment indicators included continued deterioration in the business climate of, and reduced levels of venture capital funding activity for, Internet advertising and other Internet-related companies, continued significant declines in the market values of our competitors in the Internet advertising industry, and changes made and announced in April 2001 in our operating and cash flow forecasts for the remainder of 2001. As a result, we recorded an impairment write-down totaling $600.1 million in the first quarter of 2001. Please refer to this section in our Form 10-Q for the quarter ended March 31, 2001 for further details related to this write-down including information on the impairment testing methodology.

   Property and equipment, including software. As a result of the decision to sell or shut down narrowband operations, we determined that the carrying value of property and equipment and other assets without alternate use other than as currently used by these business units was impaired as of September 30, 2001. The $41.4 million write-down of these assets during the third quarter of 2001 reduced the carrying value of these assets to fair value.

   In the second quarter of 2001, several in-progress projects in the media business were discontinued. This resulted in the impairment of capitalized costs related to these projects, consisting of third-party software recorded in property and equipment. The software has no alternate use and cannot be sold, and therefore, the $10.8 million carrying amount of this software was written off in the second quarter of 2001.

   Cablevision distribution agreement and warrants. In the second quarter of 2001, we informed Cablevision that we were seeking the termination of our relationship and the recovery of warrants to purchase up to 21.9 million shares of our Series A common stock granted to Cablevision in 1997 and 1998 pursuant to a distribution agreement for the deployment of the @Home service on an exclusive basis to customers located in Cablevision's cable markets. We capitalized the cost of these distribution agreements in 1997 and 1998 based on the fair values of the warrants at that time, and we have been amortizing these balances on a straight-line basis through June 4, 2002, the term of exclusivity. However, based on our intention to terminate the agreement and the probability that we would recover the warrants, we recorded a $12.6 million charge to operations which represented the difference between the unamortized balance of the Cablevision distribution agreement and the $37.4 million fair value of the warrants. The $37.4 million carrying value of the warrants was recorded as a loss in the third quarter of 2001 based on the decline in the fair value of the warrants as of September 30, 2001.

   Bluemountain.com sale. On September 12, 2001, we completed the sale of Bluemountain.com, an online greeting card provider, for net proceeds of approximately $32 million in cash. The sale proceeds in excess of the approximately $13 million in carrying value of assets sold (approximately $3 million of tangible and $10 million of intangible assets), net of transaction fees, was recorded as a $19 million recovery against the prior write-down in Bluemountain.com goodwill and other intangible assets.

Reorganization Items, Net

   Income, expenses, gains and losses resulting from the reorganization and restructuring of the business while in bankruptcy are reported separately from operations as reorganization items in accordance with SOP 90-7. In the third quarter of 2001, the reorganization items of $104.8 million included $1.1 million in professional fees incurred in connection with the filing of the bankruptcy petition and a gain of $105.9 million. This gain resulted from the difference between amounts previously accrued in accordance with EITF Issue No. 94-3 on recognition of liabilities for exit costs and the expected amount of the allowed claims for leases of real property pursuant to Section 502 of the United States Bankruptcy Code and accrued in accordance with Financial Standards Accounting Board Statement No. 5, Accounting for Contingencies.

Interest and Other Income (Expense), Net

   Our net interest and other income consisted of the following for the periods indicated (dollars in thousands):

                               Three Months Ended September 30, Nine Months Ended September 30,
                               -------------------------------  ------------------------------
                                  2001        Change    2000       2001        Change   2000
                                --------      ------  --------   --------      ------ --------
Interest and other income..... $  1,022        (94%) $ 17,482   $ 11,678        (73%) $ 43,695
Interest and other expense....  (14,921)        27%   (11,782)   (41,420)        22%   (33,944)
                                --------              --------   --------             --------
   Interest and other income
     (expense), net........... $(13,899)       n/a   $  5,700   $(29,742)       n/a   $  9,751
                                ========              ========   ========             ========

   Interest and other income decreased in the third quarter and first nine months of 2001 by 94% and 73%, respectively, as compared to the same periods in 2000, due to the decline in interest-bearing short-term investment balances and lower realized gains from sales of strategic investments in publicly traded companies. Interest and other expense increased in the third quarter and first nine months of 2001 by 27% and 22%, respectively, as compared to the same periods in 2000, due to higher capital lease balances. As a result of the above, we had net interest and other expense in the third quarter and first nine months of 2001 while we had net interest and other income in the same periods in 2000. We do not expect that there will be sufficient collateral to cover our interest-bearing pre-petition liabilities, including our convertible debt and capital lease obligations, and therefore going forward we will discontinue accruing interest on our pre-petition obligations while in bankruptcy. We anticipate that this will result in a significant decrease in interest and other expense in future periods.

Write-Down of Other Investments

   We recorded impairment write-downs of other investments of $32.3 million in the first nine months of 2001. These write-downs included $9 million in the first nine months of 2001 on publicly traded equity securities representing other-than-temporary unrealized losses included in accumulated other comprehensive income (loss) and $23.3 million in the first nine months of 2001 on privately held investments representing a reduction in the investment balance recorded in other investments. The write-down of $8.4 million in the third quarter of 2001 was related to privately held investments. There were no impairment write-downs of other investments recorded in the comparable periods in 2000. The impairment write-downs related to publicly traded equity securities resulted from our conclusion that declines in the fair market values of such investments below their carrying values were not temporary (generally, the fair market values were below the carrying values for a continuous period of six months or more). The impairment write-downs related to privately held investments resulted from our conclusion that the carrying values of these investments were not recoverable, based on indicators such as bankruptcy, limited liquidity and low probability of closing required near-term financing.

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

   In the third quarter of 2001, we initiated efforts to sell or liquidate our financial interests in international joint ventures, including @Home Benelux, @Home Japan, Excite@Home Australia, Excite Japan, Excite UK and Excite Italy. During the quarter, our interest in @Home Benelux was acquired by the other joint venture partners in exchange for approximately 4 million Euros (approximately $3.9 million at the transaction date) representing the repayment of outstanding accounts and notes receivable and prepayment for a brand license. We also sold our interest in Excite@Home Australia to the other joint venture partner in exchange for approximately 5 million Australian dollars (approximately $2.5 million at the transaction date) representing a liquidation payment for our equity interest in the joint venture. The carrying value of the Excite@Home Australia joint venture in excess of the liquidation proceeds was recorded as a non-operating cost in the third quarter of 2001. In conjunction with the termination of our equity interest in these joint ventures, we entered into long-term technology licensing and support arrangements with the former joint venture partners under which we will continue to provide services and receive revenues in the future. We are continuing to seek the sale or liquidation of our financial interests in our remaining international joint ventures while in bankruptcy. In addition, our Work.com joint venture discontinued operations on March 31, 2001 as a result of the current decline in online advertising spending. We invested $15 million in this joint venture in April 2000 and we have fully reduced this investment by our equity share of the joint venture's losses through March 31, 2001, the date of its closure.

   Equity share of losses of affiliated companies decreased by 19% to $13.4 million in the third quarter of 2001 from $16.6 million in the third quarter of 2000 and decreased by 3% to $32.4 million in the first nine months of 2001 from $33.5 million in the first nine months of 2000 due to higher prior year losses experienced by joint ventures in earlier stages of development, partially offset by losses experienced by the Work.com joint venture during its shut down in the first quarter of 2001, recent losses experienced by the Excite UK joint venture and the net charge related to the liquidation of the Excite@Home Australia joint venture in the third quarter of 2001. We expect that future equity share of losses will be limited to the remaining carrying value of affiliated companies of $13.9 million as of September 30, 2001.

Income Taxes

   Due to operating losses incurred since inception, we did not record a provision for income taxes in the third quarter and first nine months of 2001 or 2000. A valuation allowance has been recorded for the net deferred tax assets as of September 30, 2001 and 2000, since we lack an earnings history. Accordingly, we have not recorded any income tax benefit for net losses incurred for any period from inception through September 30, 2001.

Net Loss

   Our net losses were $271.3 million and $668.7 million in the third quarter of 2001 and 2000, respectively, and were $1,450.2 million and $2,013.5 million in the first nine months of 2001 and 2000, respectively. The decrease in our net loss for the 2001 periods as compared to 2000 was due to lower levels of goodwill and intangible asset amortization offset partially by restructuring costs and asset write-downs. Our future operating results are subject to significant uncertainty as a result of our bankruptcy filing.

Liquidity and Capital Resources

   Our bankruptcy filing on September 28, 2001 has resulted in significant uncertainty about our liquidity and capital resources, including those discussed below and under "Risk Factors". Prior to our bankruptcy filing, our former independent auditors modified their report of independent auditors to include an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. If the Internet access business is sold to AT&T or another bidder, we will likely cease operating as a going concern and will proceed with the disposition of our remaining assets. There can be no assurances that we will have sufficient liquidity to maintain operations at current levels during the bankruptcy and related restructuring process. A significant portion of this uncertainty relates to the following:

  . In October 2001, we entered into interim agreements that revise certain terms under which we provide the @Home residential broadband Internet service to substantially all of our North American cable partners through November 30, 2001 in consideration for these cable partners' continued ability to add subscribers to our broadband Internet service. Under these interim agreements, payments for past services were brought current and we will receive periodic up-front payments for subscriber revenues through November 30, 2001 based on a fixed amount of revenue per @Home subscriber that represents an increase in per-subscriber revenues compared to the revenue share amounts we have historically received under our distribution agreements. These interim agreements expire on November 30, 2001, and there can be no assurance that they will be extended or renewed for any period. As a result, the amount of cash currently required to support our operations may not be indicative of the amount of cash required beginning in December 2001.

  . The bankruptcy court entered an interim order on October 9, 2001 directing that we temporarily set aside $100 million in cash otherwise available to support operations as adequate protection for the use of the cash collateral of affiliates of Promethean Asset Management, L.L.C. and Leonardo, L.P., holders of the $100 million convertible notes issued in June 2001.

  . Immediately prior to our Chapter 11 bankruptcy filing, we entered into an asset purchase agreement with AT&T to sell essentially all of the assets related to our broadband internet access business, and in particular assets related to our @Home and @Work operations in the United States and Canada, to AT&T for $307 million and the assumption of certain liabilities. Under this agreement, we are obligated to make specified capital expenditures and to meet specified network performance levels with respect to each of our cable partners. Therefore, we may not have the flexibility to rapidly decrease our cash outlays.

  . We may not be successful in selling our Internet broadband business to AT&T or other bidders. Completion of this transaction is subject to higher and better offers for our broadband business, approval by the bankruptcy court, and the satisfaction of several other conditions set forth in the asset purchase agreement. On October 10, 2001, we received a notice from AT&T that our failure to add new subscribers was a breach of certain sections of the asset purchase agreement and that AT&T reserved all its contractual, legal and equitable rights with respect to the alleged breaches. There can be no assurance that we will close the sale of the broadband access business to AT&T or any other bidder. Please see "Risk Factors" under the heading "We may not be successful in selling our broadband business for sufficient value, or at all."

  . Our Chapter 11 filing and the associated uncertainty surrounding whether our agreement with AT&T to sell our broadband business will be approved by the bankruptcy court, as well as our financial position, has and will continue to impair our ability to operate our business. Please see "Risk Factors" under the heading "Our recent Chapter 11 filing has and will continue to impair our business operations."

  . Reduction in capital expenditures for our broadband network and losses of employees may result in degradation of network performance. Our failure to meet network performance standards may constitute a default under our service level agreements with certain cable companies, potentially resulting in liability for liquidated damages. Moreover, our failure to meet performance standards for broadband service would be a default under the asset purchase agreement with AT&T.

   Please see "Chapter 11 Bankruptcy Filings" for further detail about our bankruptcy proceedings.

   We continue to seek additional liquidity through the sales of our remaining assets, including the sale of narrowband media operations and interests in international joint ventures. These sales are subject to approval by the bankruptcy court and parties-in-interest, and there can be no assurance that we will be able to close these sales.

   Although we believe that we will have sufficient cash on hand to finance operations during the period of time contemplated for the completion of the proposed sale of our broadband business, including supporting our post-petition trade and employee obligations, an adverse outcome with regard to any of the above or other uncertainties inherent in the bankruptcy and related restructuring, such as a prolonged court process, could ultimately result in the operational and/or administrative insolvency of Excite@Home. As a company in bankruptcy, we do not, from a practical standpoint, have access to the capital markets to obtain financing. Debtor-in-possession financing, should it be needed, may not be available on terms acceptable to us or at all. Please also see "Risk Factors" for further discussion of factors that may adversely affect our liquidity.

   Since our inception, we have financed our operations primarily through private and public sales of equity securities and convertible debt securities and capital lease and other financing arrangements. As of September 30, 2001, our principal source of liquidity was $157 million of cash, cash equivalents and short-term investments compared to $200.8 million as of December 31, 2000. Of the $157 million as of September 30, 2001, $16.9 million was held primarily in connection with stand-by letters of credit that secured several facility leases and several employment agreements. Our short-term investments consist predominantly of debt instruments that mature in less than one year, are highly liquid and have a high-quality investment rating. We intend to make our short-term investments available, if and when needed, for operating purposes.

   The following represents the summary of our cash flows as of the end of and for the first nine months of each year indicated (dollars in thousands):

                                                                   2001    Change  2000
                                                                 --------  ------ -------
Cash and cash equivalents (including restricted cash) at the end
  of the period................................................. $139,045    (9%) 152,512
Cash used in operating activities...............................  (86,596)  478%  (14,970)
Cash provided by (used in) investing activities.................    2,921   n/a   (90,467)
Cash provided by financing activities...........................  124,073   271%   33,401

  Operating Activities

   Cash used in operating activities in the first nine months of 2001 increased by 478% over 2000 due to a $151.9 million increase in net loss excluding non-cash charges, partially offset by a $80.3 million decrease in cash used for accounts payable and other operating assets and liabilities.

  Investing Activities

   Cash provided by investing activities in the first nine months of 2001 was $2.9 million compared to cash used in investing activities in the first nine months of 2000 of $90.5 million. The increase was primarily due to a $42.8 million decrease in investments in joint ventures resulting from our efforts to minimize further capital contributions earlier in 2001 and the decision to sell our financial interest in these joint ventures in the third quarter of 2001; a $37.7 million decrease in payments under our backbone agreement due to the large up-front funding of network build-out costs in the prior year; a $34.1 million increase from proceeds of sales of business interests primarily due to the Bluemountain.com sale; a $6.7 million increase in net proceeds from other investments; a $1.8 million decrease in net purchases of property, equipment and improvements; and a partial offset of the above activities by a $36.2 million decrease in net sales of short-term investments. We anticipate that we will use cash in investing activities in the future primarily for capital expenditures related to equipment to support our broadband network operations, which we are required to undertake pursuant to our asset purchase agreement with AT&T (see "Commitments" below).

  Financing Activities

   Cash provided by financing activities in the first nine months of 2001 increased by 271% over 2000 due to the net proceeds of $183.2 million related to the issuance of $100 million in convertible notes and the amendment of our backbone capacity agreement with AT&T, partially offset by a decrease in proceeds from issuance of common stock of $69.9 million as a result of fewer stock option exercises and the decline in our stock price and an increase in payments on capital leases of $22.6 million resulting from an increase in capital lease obligations related to network equipment supporting our broadband network. With respect to capital lease obligations that we assert are disguised financings, we will not make any lease payments thereunder unless required by the bankruptcy court to do so. With respect to our backbone capacity agreement with AT&T, we have not made any payments thereunder since the bankruptcy filing. Pursuant to the asset purchase agreement with AT&T, we are required to assume this agreement, cure defaults thereunder and assign it to AT&T.

  Commitments

   In general, our commitments in existence prior to the filing of bankruptcy are stayed while we continue business operations as a debtor-in-possession. As a result of our bankruptcy filing, our convertible debt securities and some real estate leases, capital leases and other obligations are in default. However, we do not believe that any default provisions that were triggered by the bankruptcy filing are enforceable under the United States Bankruptcy Code and any actions on these obligations have been stayed. These commitments, including any amounts immediately due as a result of an acceleration clause, are subject to a distribution process to be approved by the bankruptcy court. In general, we will not continue to accrue interest on debt obligations because these commitments are either unsecured or, with respect to secured obligations, we do not expect that there will be sufficient collateral to cover interest payments. We will continue to make lease payments for facilities that we occupy and that we have not filed a motion to reject in court, including our corporate headquarters.

   Our asset purchase agreement with AT&T obligates us to make capital expenditures at a level consistent with the level prior to the bankruptcy filing, and as necessary to achieve network performance specifications with respect to services provided to subscribers of each of our cable partners.

   Management has implemented, and the bankruptcy court has approved, a key employee retention and severance plan under which retention and severance payments are triggered upon the occurrence of certain milestones or other events during the bankruptcy process, including the completion of the sale of the broadband business, approval of a plan of reorganization or liquidation, and termination of employment.

   Prior to the bankruptcy filing, we entered into various severance and retention arrangements with our senior executives. These agreements are subject to assumption or rejection by us in the bankruptcy proceedings. The creditor committees have disapproved the terms of these agreements and we are working with the creditor committees to modify these agreements and obtain their approval. These agreements, as modified, are also subject to approval by the bankruptcy court.

Impact of Adoption of New Accounting Standards

   In June 2001, the Financial Standards Accounting Board (FASB) issued Statement of Financial Accounting Standards No. 143 (FAS 143), "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and associated asset retirement costs. FAS 143 is effective for fiscal years beginning after June 15, 2002. We do not expect the impact of adoption of FAS 143 to have a material effect on our financial position or results of operations.

   In October 2001, the FASB issued FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". FAS 144 supercedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." FAS 144 applies to all long-lived assets including discontinued operations and consequently amends Accounting Principles Board Opinion No. 30. FAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. FAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, FAS 144 expands the scope of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and will be eliminated from the ongoing operations of the entity in a disposal transaction. FAS 144 is effective for fiscal years beginning after December 15, 2001. We have not assessed the impact of adoption of FAS 144 on our financial position or results of operations due to significant uncertainty in light of our bankruptcy filing.

Risk Factors

   The forward-looking statements throughout this quarterly report involve risks and uncertainties, and our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements on the basis of several factors, including the risks described below. These risks are not the only ones facing our company. Additional risks not presently known to us, or that we currently deem immaterial, may also impair our business operations. Our business, financial condition or results of operations could be seriously harmed by any of these risks.

  We may not be successful in selling our broadband business for sufficient value, or at all.

   Immediately prior to our Chapter 11 bankruptcy filing, we entered into an asset purchase agreement with AT&T to sell essentially all of the assets related to our broadband internet access business, and in particular assets related to our @Home and @Work operations in the United States and Canada, to AT&T for $307 million and the assumption of certain liabilities. Completion of this transaction is subject to whether higher and better offers for our broadband business emerge, approval by the bankruptcy court, and the satisfaction of several other conditions set forth in the asset purchase agreement. In addition, we have made several representations, warranties and covenants to AT&T and have agreed to continue to operate our broadband business in accordance with criteria set forth in the agreement, including agreements regarding capital expenditures to support our broadband network and agreements to operate our broadband network in accordance with specified network performance levels. On October 10, 2001, we received a notice from AT&T that our failure to add new subscribers was a breach of certain sections of the asset purchase agreement and that AT&T reserved all its contractual, legal and equitable rights with respect to the alleged breaches. Operating our business to meet these criteria will require us to incur significant operating expenses. If we fail to satisfy these criteria, AT&T could elect to terminate this agreement, or could seek indemnification for damages. Our indemnification obligations for certain matters is capped at the purchase price, and for others it is uncapped. Therefore, as a result, the overall net proceeds from this transaction could be substantially less than $307 million.

   Unless the purchase prices offered by AT&T, or potentially other bidders, for our Internet broadband access business and by potential bidders for our other assets are increased significantly, our bondholders and other creditors would recover only a portion of the amounts owed to them. Due to the complex nature of our business and the fact that AT&T is a party to our most significant contracts, which comprise many of our most valuable assets, we may not receive higher and better offers from other parties. Even so, the bankruptcy court may not approve our current asset purchase agreement with AT&T. As a result of these factors, it is possible that we will only receive the purchase price offered by AT&T, or potentially less if AT&T terminates the agreement or it is not approved by the bankruptcy court, and that our stockholders will not receive any value for their stock.

  Our ability to finance our operations through the course of our bankruptcy proceedings is uncertain.

   As of September 30, 2001, we had $157 million in cash, cash equivalents and short-term investments. We have taken several actions to reduce spending, including substantially streamlining our media business through the shut down or sale of narrowband operations and the shutting down of our MatchLogic division, as well as reductions in capital expenditures, significant staff reductions, and restrictions on departmental budgets and normal business expenses. In addition, due to our recent filing under Chapter 11 of the United States Bankruptcy Code, we will be able to reject many significant contractual obligations, such as real estate leases, which will enable us to decrease our cash burn rate.

   During the three months ended September 30, 2001, we had negative cash flows from our operating, investing and financing activities, even though such cash flows included the sale of Bluemountain.com for net proceeds of approximately $32 million. We are seeking to sell non-core businesses and assets, including many of our media assets and our interests in international joint ventures, in an effort to eliminate cash-flow negative operations and to raise additional cash to support our operations. The sale of non-core assets while in bankruptcy, including a recently-announced agreement for the sale for $10 million of narrowband assets, including certain domain names, trademarks, and user data, associated with Excite.com, are subject to approval by the bankruptcy court and parties-in-interest. In addition, we entered into interim revenue agreements with our cable partners, which increase the broadband revenues we receive from substantially all of our cable partners in North America until their expiration on November 30, 2001. We may seek to extend or renew these interim revenue agreements with our cable partners if appropriate, although it is uncertain whether our cable partners would be willing to do so. We cannot assure you that our operations will have positive cash flows for any future period or that we will be able to continue to finance our operations during bankruptcy, especially if the time period contemplated for the completion of the proposed sale of our broadband business is prolonged and we are not able to negotiate revised agreements with our cable partners.

   Although we have entered into an agreement with AT&T to sell substantially all of our broadband business, this agreement is subject to the approval of the bankruptcy court, and AT&T's bid has received opposition from bondholders. Therefore, our bankruptcy case will extend into 2002 or longer. During this time, we will need to continue making capital expenditures and incurring normal operating expenses to support the addition of new subscribers to our @Home service and to maintain network stability, particularly because our asset purchase agreement with AT&T obligates us to make specified capital expenditures and to meet specified network performance levels with respect to each of our cable partners. Therefore, we may not have the flexibility to rapidly decrease our cash outlays. We may not have sufficient cash to support our business operations if the bankruptcy case proceeds for an extended period of time and a sale of our broadband business is not finalized. Should we need it, debtor-in-possession financing may not be available to us on acceptable terms or at all, especially in light of the downturn in the economy and the capital markets. If we are unable to make capital expenditures or other payments to support our operations, we could lose existing and potential subscribers, and this could decrease the value of our broadband business.

  Our recent Chapter 11 bankruptcy filing has and will continue to impair our business operations.

   Our bankruptcy filing and the associated uncertainty surrounding whether our agreement with AT&T to sell our broadband business will be approved by the bankruptcy court, as well as our financial position, has and will continue to impair our ability to operate our business. For example:

  . The uncertainty surrounding the future of our broadband operations may result in losses of new and existing subscribers. Prospective subscribers may also be less willing to sign up for the @Home service, especially since many subscribers are required, or elect, to purchase cable modems which entail an upfront cost. Likewise, existing clients may fear that our @Home service may be discontinued as a result of the bankruptcy proceedings, and may seek alternative high-speed Internet services.

  . We have agreements and relationships with many third parties, including equipment suppliers, network engineering, management and maintenance consultants, providers of telecommunications circuits and other service providers that are integral to conducting our day-to-day operations, particularly with respect to maintaining the performance of our network and offering the @Home service. Although the United States Bankruptcy Code places restrictions on the abilities of our business partners to terminate their contracts with us, they may still attempt to do so, or may attempt to reduce or tighten our commercial relationship with them. We may not be able to finance new equipment purchases and expand our relationships as needed to support our broadband operations.

  . Prospective business partners may refuse to do business with us or may require prepayments by us on terms that are not acceptable.

  . Retention of our senior management and key employees is critical to maintaining and expanding our broadband operations, and many of these employees would be difficult to replace, especially in light of our recent Chapter 11 bankruptcy filing. Bankruptcy creates uncertainty with employees about job security and generally has a negative impact on employee morale. These factors, together with the drop in our stock price which has effectively eliminated the retention and incentive effect of our stock options, has led to an increase in departures of employees at all levels, and increases the risk that we will lose additional employees in the future. We have entered into agreements and instituted plans in an attempt to retain employees that are critical to our business operations, but we cannot guarantee that these measures will be effective.

  . Our senior management may not be able to devote as much time to the operation of our business as necessary due to the time and attention required to be dedicated to the bankruptcy proceedings and other legal proceedings.

  . With the resignation of William R. Hearst, III from our board of directors effective October 31, 2001, we no longer have a sufficient number of board members to constitute a quorum. Either an amendment of our charter by our controlling shareholder or the appointment of an additional director is required for our board to take action. There can be no assurance that we can attract new board members, retain our existing board members or amend our charter.

  . Our reductions in capital expenditures and losses of employees may result in degradation of network performance, potentially resulting in defaults under the service level agreements with certain cable companies and liability for liquidated damages thereunder.

  We may not be able to continue as a going concern and you should consider this when reviewing our financial statements.

   Our financial statements have been prepared on the assumption that we will continue as a going concern. We are in the process of selling our broadband access business to AT&T or other bidders. Although it is possible that we may attempt to reorganize and continue to operate our broadband business as an alternative to an unsuccessful sale to AT&T or other bidders, the completion of such a sale would likely result in the subsequent liquidation of our assets and a distribution to claimants. Under such circumstances, the going concern basis of accounting may no longer be appropriate. In addition, prior to our bankruptcy filing, our former independent auditors included an explanatory paragraph in their report of independent auditors stating that our need to raise financing to support our operations and the occurrence of certain events which could require our debt to become due raised a substantial doubt about our ability to continue as a going concern. If we are unable to continue as a going concern, a liquidation basis of accounting may be required resulting in substantial changes in the presentation of our financial statements. In such case, the value of our tangible and intangible assets as currently recorded in our balance sheet may be substantially higher than the proceeds we would recover in a liquidation of our business.

  Our Chapter 11 bankruptcy filing may subject us to additional litigation risk and may impair our ability to reorganize should we attempt to do so.

   Our bankruptcy filing may have constituted an event of default according to the terms of the agreements covering our outstanding convertible debt and several of our equipment lease financing agreements, real estate leases and other contractual arrangements, and several of these obligations may have become immediately due and payable in full. However, we do not believe that any default provisions that were triggered by the bankruptcy filing constitute an event of default, or are enforceable, under the United States Bankruptcy Code. In addition, we have outstanding obligations with trade and other creditors. Under the United States Bankruptcy Code, as a result of the bankruptcy filing, all pending claims and litigation against us are stayed and no party may take any action to recover pre-filing claims except with the approval of the bankruptcy court. In addition, the United States Bankruptcy Code provides us with the ability to reject some of our agreements, in which case the parties affected by these rejections may file claims with the bankruptcy court. Additional liabilities may arise in the future as a result of the rejection of agreements and from the determination of the bankruptcy court (or agreement by parties-in-interest) of allowed claims for contingencies and other disputes. Due to the uncertain nature of many of these potential claims, we are unable to project the magnitude of these claims with any degree of certainty.

   In addition, we granted AT&T a security interest in our backbone capacity agreement with AT&T as part of our financing arrangement with AT&T in June 2001. We have also granted security interests in other of our assets under equipment lease financing arrangements and to secure our obligations under our $100 million principal amount convertible notes. AT&T and other secured parties may attempt to foreclose on these assets during the bankruptcy proceedings. If the bankruptcy court were to approve foreclosure on key assets, this would impair our ability to sell our broadband business to a third party, or alternatively our ability to continue to operate our business and reorganize should we attempt to do so.

  The economic downturn may prevent us from meeting increases in subscribers previously forecasted by us, may result in lost business opportunities for us and is making it more expensive for us to operate our business.

   Decisions by consumers and business customers to subscribe to our broadband services are discretionary. The slowdown in the U.S. economy, and the recent increase in unemployment generally and among workers in the high technology sector in particular, may cause consumers and business customers to cancel existing subscriptions or defer decisions to open new subscriptions to our broadband services. Additionally, the weakened economy, combined with the uncertainty of our future commercial relationships, could lead our cable partners to reduce their investments in upgrading their cable infrastructure to support our broadband services and in marketing to attract new subscribers. As a result, there is continued uncertainty with respect to revenue growth and increases in subscribers previously forecasted by us for the remainder of 2001, and any unexpected decrease in demand for our broadband services could have a material adverse effect on our revenues and operating results. If our revenues were to decrease significantly and we were unable to adjust our level of operations or reduce our spending in a timely manner, our operating results would be materially harmed.

  Our operating results may fluctuate due to our Chapter 11 bankruptcy filing and other business factors.

   Our operating results may fluctuate significantly in the near term, and in the long term if we do not sell our broadband business, as a result of a variety of factors, many of which are outside of our control. These factors include, but are not limited to, the following:

   . subscriber growth rates, especially in light of our recent Chapter 11 bankruptcy filing;

   . whether our relationships with our cable partners continue, and whether our interim revenue arrangements with our cable partners are extended or renewed;

   . changes in the technological, competitive and legal landscape of the broadband industry;

   . our ability to shut down or sell non-core, money-losing operations and to reduce expenses in a timely manner;

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

   . the amount and timing of capital expenditures and other costs relating to our operations; and

   . charges to earnings for workforce reductions, and potential additional write-downs related to impairment of assets.

   Our expense levels are based in part on expectations of future revenue. Although we have decreased our operating plan to account for our current cash position, we may be unable to identify and react in a timely manner to rapidly changing business conditions and therefore may not adjust our operating plan or spending quickly enough to compensate for an unexpected revenue or cash shortfall.

   Overall, the effect of our bankruptcy filing on our business creates uncertainty regarding our operating results in the short and long term. Due to this and all of the foregoing factors and the other risks described in this section, you should not rely on period-to-period comparisons of our results of operations as an indication of future performance.

  We have incurred and expect to continue to incur substantial losses.

   We have incurred net losses in every fiscal period since our formation in 1995. In addition, we intend to continue to incur significant operating expenses and capital expenditures in order to support our network to the extent that a sale of our broadband access business to AT&T or another bidder remains a viable option. In recent quarters, we have recorded significant write downs of tangible and intangible assets, and we may have to record additional write-downs in the future if we determine that our assets have suffered additional impairment. Although we will receive higher fixed fees for the @Home service under our interim revenue agreements than the revenue share payments we historically received under our distribution agreements, such interim agreements expire on November 30, 2001 and there is significant uncertainty about our ability to renew or extend such agreements for any period. Therefore, although we are taking strategic and cost-cutting actions that we anticipate will result in improvements in our operating results, we may continue to incur net losses and negative cash flows in the future.

  It may be more expensive and more difficult to execute trades in shares of our Series A common stock due to the delisting of our stock from the Nasdaq National Market and our bankruptcy filing.

   On October 22, 2001, our Series A common stock was delisted from the Nasdaq National Market, and quotation of our stock on the Over-the-Counter Bulletin Board commenced the next day. The delisting of our stock could reduce the ability of holders of our Series A common stock to purchase or sell shares as quickly and as inexpensively as they have done historically. Fewer broker-dealers are now willing or able to sell or make a market in our Series A common stock. Not maintaining a listing on a major stock market may result in a decrease in the trading price of our Series A common stock due to a decrease in liquidity, reduced analyst coverage and less interest by institutions and individuals in investing in our Series A common stock. Moreover, there is no assurance that we will maintain compliance with the requirements for our common stock to be quoted on the Over-the-Counter Bulletin Board, in which case our common stock would be quoted on the Pink Sheets.

   In addition, with respect to bondholders and stockholders who hold Excite@Home securities which were previously traded under Form S-3 registration statements filed with the Securities and Exchange Commission, due to the bankruptcy filing and related events, these Form S-3 registration statements are no longer available for the purposes of trading in these securities. Certain of the convertible bonds remain eligible for trading on the PORTAL market. Any other trades in the securities covered by these Form S-3 registration statements, or other shares subject to trading restrictions, will need to be made in compliance with applicable federal and state securities laws, which may prevent the public resale of some securities until required holding periods are met or may increase the expense of trading in these securities.

  We need to maintain performance of our broadband business, but we may not achieve our performance standards, including subscriber growth.

   Reduction in capital expenditures for our broadband network and losses of employees may result in degradation of network performance and our ability to maintain subscriber growth. Our failure to meet these standards may constitute a default under our service level agreements with certain cable companies, potentially resulting in liability for liquidated damages. In addition, our failure to add subscribers may constitute a default under our distribution agreements. Moreover, our failure to meet performance standards for broadband service and subscriber growth metrics may constitute defaults under the asset purchase agreement with AT&T.

  Our relationships with our cable partners are critical to our broadband business.

   We currently are dependent on cable companies to provide the @Home service since the cable companies' local networks are required to deliver the service to residential homes. The cable infrastructure was originally designed to handle one-way data transmission, and we are not able to offer the @Home service until cable companies upgrade their networks to handle two-way high-speed data transmission. In addition, we rely on our cable partners to market our services and to provide customer installation and customer support services. We entered into distribution agreements with AT&T, Comcast, Cox and other cable companies to offer a co-branded version of the @Home service to their customers. We recently entered into interim agreements under which we will receive higher revenues from substantially all of our cable partners in North America until November 30, 2001. These agreements expire on November 30, 2001, and it is unclear whether we will be able to extend or renew these arrangements for any period. Prior to our Chapter 11 bankruptcy filing, we announced that our mutual exclusivity obligations with Comcast and Cox will end on December 4, 2001, although our distribution agreements with these cable companies currently remain in place through June 4, 2002. Both we and the bondholders' committee have filed motions with the bankruptcy court for Excite@Home to reject master distribution agreements with certain cable partners which are scheduled to be heard on November 30, 2001. If our relationships with one or more of these cable partners or AT&T were to terminate or diminish, we may not be able to offer the @Home service to the customers served by those cable companies on a cost-effective basis, or at all, or the revenues we receive from these customers may decrease. Any of these results could materially harm our business.

  We face many additional risks related to the operation of our broadband business.

   In addition to the risks described above, we face the following general risks associated with the operation of our broadband business.

   . Our broadband business does not currently have positive cash- flows, and the long-term sustainability of this business is unproven.

   . We could face significant competition in the event that our cable partners offer competing Internet access services or other companies offer Internet access services over our cable partners' cable systems.

   . If we cannot maintain the reliability, scalability and speed of our broadband network, customer demand for our broadband services and our relationships with our cable partners will suffer.

   . We face litigation risks due to our relationships with our cable partners, as described under "Legal Proceedings" in this and prior periodic reports.

   . Our dependence on our network to provide our broadband services exposes us to a significant risk of system failure.

   . New technology could make it more difficult for us to deliver online advertising.

   . We must develop and maintain the awareness of our brands to attract consumers and advertisers.

   . If we do not develop new and enhanced features, products and services for our broadband services, we may not be able to attract and retain a sufficient number of users.

   . If we do not maintain the security of our networks, we could lose customers and may be subject to litigation.

   These and other risks are described in greater detail in our most recent annual report on Form 10-K and quarterly reports on Form 10-Q filed prior to this report but subsequent to the annual report, and we suggest that you review these reports.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

   The following discusses our exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates.

Interest Rate Sensitivity

   As of September 30, 2001, we had two issuances of long-term convertible debt outstanding and $100 million of zero-coupon convertible notes issued in June 2001 and classified as current liabilities. The carrying amount of our convertible debentures issued in December 1998, net of unamortized original issue discount, was $249.1 million as of September 30, 2001 and the debentures bear an effective interest rate of approximately 4%. Our convertible notes issued in December 1999 had an outstanding balance of $500 million as of June 30, 2001 and bear a fixed rate of interest of 4 3/4%. Because the interest rates on these debt instruments are fixed, a hypothetical 10 percent increase or decrease in market interest rates would not have a material impact on us. Increases in market interest rates could, however, increase the interest expense associated with future borrowings by us, if any. We do not hedge against interest rate increases. While we are in bankruptcy proceedings, we generally will not record interest expense on our interest-bearing obligations as long as there is uncertain about whether or not our interest-bearing obligations may be subject to compromise. We included all interest-bearing obligations as subject to compromise in our balance sheet as of September 30, 2001.

Equity Price Risk

   We own shares of privately held and publicly traded companies that we classify as other investments in our consolidated balance sheets. We generally value our investments in privately held companies at cost. Because many of these companies are technology startups in an early stage of development and may never develop into commercially viable businesses, these investments are inherently risky and we may incur losses related to our investments in these companies. We value our investments in the equity securities of publicly traded companies using the quoted closing sale price for the last day of each month. We write down our investments in privately held investments and publicly traded equity securities when there is a permanent decline in value. We wrote down $129.5 million and $32.3 million of such investments in the fourth quarter of 2000 and in the first nine months of 2001, respectively. The carrying value of our privately held and publicly traded investments was $9.4 million as of September 30, 2001, and these investments are at risk of further declines in the future. We do not hedge against equity price changes.

Foreign Currency Exchange Rate Risk

   Substantially all of our revenues are realized in U.S. dollars and most of our revenues are from customers located in the United States. Therefore, our foreign currency exchange rate risk is substantially limited to funding commitments to our international joint ventures. Because the timing and amount of the required contributions is not predictable, we do not typically hedge against foreign currency exchange rate changes and we did not hold any such hedges as of September 30, 2001.

                          PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

  Bankruptcy Proceedings

   On September 28, 2001, At Home Corporation, or Excite@Home, and all of our wholly-owned subsidiaries, excluding Excite Europe Ltd., Excite Espana SL and certain other foreign subsidiaries, filed voluntary petitions for reorganization relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Northern District of California, jointly administered under Case No. 01-32495-TC. Also on September 28, 2001, we entered into an asset purchase agreement with AT&T Corp., our controlling shareholder, providing for the purchase by AT&T of substantially all of the assets and services associated with our broadband Internet access business for $307 million and the assumption of certain liabilities. We have filed a motion with the bankruptcy court to approve this asset sale to AT&T pursuant to Section 363 of Chapter 11 of the United States Bankruptcy Code. This asset purchase agreement is subject to several closing conditions, including approval by the bankruptcy court and competing offers or overbids during the Section 363 sale process. On October 10, 2001, we received a notice from AT&T that our failure to add new subscribers was a breach of certain sections of the asset purchase agreement and that AT&T reserved all its contractual, legal and equitable rights with respect to the alleged breaches. The sale hearing is currently scheduled for December 5, 2001. There can be no assurance that such hearing will take place on such date or at all. We are currently overseeing our operations as a debtor in possession, subject to court approval of matters outside the ordinary course of business, and pending resolution of our motion to reject certain master distribution agreements, we intend to continue to operate our Internet access business until the proposed sale of this business is completed. Under Chapter 11, claims against us in existence prior to the filing of the petitions for reorganization relief under the federal bankruptcy laws are stayed while we are in bankruptcy.

   On October 9, 2001, the bankruptcy court entered an interim order directing that we temporarily set aside $100 million in cash otherwise available to support operations as adequate protection for the use of the cash collateral of affiliates of Promethean Asset Management, L.L.C. and Leonardo, L.P., holders of the $100 million convertible notes issued in June 2001. In addition, we have filed a preference complaint against Leonardo, L.P. asserting that it perfected its security interest within 90 days of the bankruptcy filing, and therefore we believe that $50 million of the claim associated with these convertible notes is subject to compromise. As of the filing date of this quarterly report, the bankruptcy court has not ruled on this motion and there can be no assurance that the $100 million will be made available for operating purposes.

   Please see "Chapter 11 Bankruptcy Filings" for further detail about our bankruptcy proceedings.

  Other Litigation Matters

Note: The commencement of our bankruptcy proceedings under Chapter 11 of the United States Bankruptcy Code triggered an automatic stay of the claims in which we are a defendant, including those described below. The automatic stay bars the commencement or continuation of any proceeding, action or effort to collect upon any of the following pre-petition claim against us.

   On September 6, 2001, Linda Ward, Brian Lewis and Donnie Doby, Jr. filed a purported shareholder class action suit in California State Superior Court in San Mateo County against us, AT&T Corporation, Comcast Corporation, Cox Communications, Inc. and others for an alleged breach of fiduciary duties and injunctive relief. As a result of the automatic stay pursuant to the bankruptcy filing, we have not filed any responsive pleadings in this action.

   Fred and Roberta Lipschutz, Arthur Simon and John Galley, III, as named plaintiffs, filed a purported class action suit against us, AT&T, Service Co L.L.C. and entities affiliated with eight other cable companies in the United States District Court for the Central District of California on November 10, 1999. The complaint alleged violations of the federal antitrust laws. The plaintiffs sought an injunction prohibiting the alleged acts, damages (including treble damages), costs and attorneys' fees. At trial, the court denied the plaintiffs' motion for class certification. The plaintiffs appealed this decision to the 9th Circuit Court of Appeals, which affirmed the lower court's ruling but remanded on other grounds. The Central District Court of California dismissed this case with prejudice on November 5, 2001.

   Please also refer to Item 3 of our annual report on Form 10-K for the year ended December 31, 2000 and Item 1 of our quarterly reports on Form 10-Q for the quarters ended March 31, 2001 and June 30, 2000 for a description of other ongoing material legal proceedings which neither first became a reportable event, nor included any material development, during the third quarter of 2001.

   We cannot assure you that we will prevail in any litigation. Regardless of the outcome, any litigation may require us to incur significant litigation expenses and may result in significant diversion of management.

ITEM 2. Changes in Securities and Use of Proceeds

   Not applicable.

ITEM 3. Default Upon Senior Securities

   Our voluntary petition for reorganization relief under Chapter 11 of the United States Bankruptcy Code may have constituted an event of default according to the terms of the agreements covering the following outstanding debt securities:

                                               Principal
Security                                        Balance       Maturity Date
--------                                      ------------  -----------------
Convertible Secured Notes due 2006........... $100,000,000    June 8, 2006
43/4% Convertible Subordinated Notes due 2006 $500,000,000  December 13, 2006
Convertible Subordinated Debentures due 2018. $249,126,000* December 28, 2018

--------
* Reflects original issue discount accrued as of September 30, 2001.

   The principal balances reflected above may have become immediately due and payable at the time of our bankruptcy filing. In addition, our bankruptcy filing constituted an event of default according to the terms of several real estate leases, capital leases and other obligations as of September 30, 2001. However, we do not believe that any default provisions that were triggered by the bankruptcy filing constitute an event of default, or are enforceable, under the United States Bankruptcy Code. Any actions by the holders of these securities have been stayed and the claims are subject to the jurisdiction of the bankruptcy court.

ITEM 4. Submission of Matters to a Vote of Security Holders

   On July 24, 2001, we held our annual meeting of stockholders. The matters voted upon and approved by the stockholders at the meeting, and the number of votes cast with respect to each such matter are incorporated herein by reference from the Form 10-Q for the quarterly period ended June 30, 2001 filed on August 14, 2001.

ITEM 5. Other Information

  Departures of Executive Officers and Directors

   In the third quarter of 2001, James Brelsford, Senior Vice President of Business Development, Leilani Gayles, Senior Vice President of Human Resources, Mark McEachen, Executive Vice President and Chief Financial Officer, Mark O'Leary, Executive Vice President of Commercial Broadband Services, Megan Pierson, Senior Vice President and General Counsel, Byron Smith, Executive Vice President of Consumer Broadband Services and Chief Marketing Officer, and Mark Stevens, Executive Vice President of Corporate and Business Development, left Excite@Home.

   On October 23, 2001, AT&T Broadband notified us that it had removed C. Michael Armstrong, Frank Ianna, Charles H. Noski and Daniel E. Somers from the board of directors of Excite@Home effective as of October 1, 2001. AT&T Broadband also irrevocably relinquished its rights to replace these directors, and to otherwise appoint or designate additional directors that would constitute a majority of Excite@Home's board of directors. The two remaining directors elected by AT&T Broadband, Mufit Cinali and John C. Petrillo, continue to serve on the board of directors.

   Effective October 31, 2001, William R. Hearst, III resigned as a director of Excite@Home, and as a result, we no longer have a sufficient number of board members to constitute a quorum. Either an amendment of our charter by our controlling shareholder or the appointment of an additional director is required for our board to take action. There can be no assurance that we can attract new board members, retain our existing board members or amend our charter.

  Halt of Public Trading in and Delisting of Series A Common Stock

   On October 1, 2001, Nasdaq halted trading in our Series A common stock on the Nasdaq National Market due to our bankruptcy filing on September 28, 2001. The suspension in trading continued until our Series A Common Stock was delisted from the Nasdaq National Market effective following the close of the trading markets on October 22, 2001. Quotation of our stock on the Over-the-Counter Bulletin Board under the ticker symbol "ATHMQ" began on October 23, 2001. There is no assurance that we will maintain compliance with the requirements of our common stock to be quoted on the Over-the-Counter Bulletin Board, in which case our common stock would be quoted on the Pink Sheets.

  Executive Retention and Severance Program

   Prior to the bankruptcy filing, we entered into various severance and retention arrangements with our senior executives. These agreements are subject to assumption or rejection by us in the bankruptcy proceedings. The creditor committees have disapproved the terms of these agreements and we are working with the creditor committees to modify these agreements and obtain their approval. These agreements, as modified, are also subject to approval by the bankruptcy court.

ITEM 6. Exhibits and Reports on Form 8-K

   (a) Exhibits. The exhibits listed in the accompanying exhibit index are filed as part of this report.

   (b) Current Reports on Form 8-K.

   On August 22, 2001, we filed a current report on Form 8-K announcing that we had dismissed Ernst & Young LLP effective as of August 15, 2001, and had engaged PricewaterhouseCoopers LLP as our new independent accountants effective August 16, 2001.

   On August 28, 2001, we filed a current report on Form 8-K announcing that we had received written notice from two of the holders of our Convertible Notes demanding payment of $50 million of those notes on or before August 31, 2001.

   On September 6, 2001, we filed a current report on Form 8-K announcing that
(1) we had received formal notification from Comcast and Cox that they will exercise their rights under their existing distribution agreements with us to terminate those agreements effective June 4, 2002, and (2) our board of directors had authorized us to retain an investment banking firm as a financial and restructuring advisor.

   On September 11, 2001, we filed a current report on Form 8-K announcing that Mark McEachen had resigned his position as Chief Financial Officer of the company effective September 9, 2001.

   On September 18, 2001, we filed a current report on Form 8-K announcing that we had sold our BlueMountain.com online greeting cards division to AmericanGreetings.com for an aggregate purchase price of $35 million, from which we received net cash proceeds of approximately $32 million.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AT HOME CORPORATION
                                          (Registrant)

                                                     /s/ PATTI S. HART
                                          By: _________________________________
Dated: November 19, 2001
                                                       Patti S. Hart
                                                  Chief Executive Officer

                                                      /s/ TERRI CURTIS
                                          By: _________________________________
Dated: November 19, 2001
                                                        Terri Curtis
                                                     Vice President and
                                                    Corporate Controller
                                                  (Principal Financial and
                                                    Accounting Officer)

                                 EXHIBIT INDEX


                                                         Incorporated by Reference
                                                      -------------------------------
Exhibit                                                                       Filing   Filed
Number               Exhibit Description              Form  File No. Exhibit   Date   Herewith
------  --------------------------------------------- ----- -------- ------- -------- --------
  2.1.. Agreement and Plan of Merger, dated            8-K            2.01   09/18/01
        September 12, 2001, between Excite@Home and
        AG.com.

  2.2.. Asset Purchase Agreement, dated September 28, AT&T   005-      1     10/04/01
        2001, by and among Excite@Home, certain       13D/A  51925
        subsidiaries of Excite@Home and AT&T Corp.

--------